Form 10-Q
period 2007-09-30
Vanguard Natural Resources, LLC
filed 2007-12-06
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33756

Vanguard Natural Resources, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1521161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7700 San Felipe, Suite 485 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 327-2255

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common units outstanding on November 29, 2007: 10,795,000
Class B Units outstanding on November 29, 2007: 420,000

VANGUARD NATURAL RESOURCES, LLC

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MBtu	= thousand British thermal units
Bbls	= barrels	Mcf	= thousand cubic feet
BBtu	= billion British thermal units	Mcfe	= thousand cubic feet of natural gas equivalents
Bcf	= billion cubic feet	MMBbls	= million barrels
Bcfe	= billion cubic feet equivalents	MMBtu	= million British thermal units
Btu	= British thermal unit	MMcf	= million cubic feet
MBbls	= thousand barrels	MMcfe	= million cubic feet of natural gas equivalents

When we refer to natural gas and oil in “equivalents,” we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

References in this report, unless we indicate otherwise, to (1) “us”, “we”, “our”, “ours”, “the Company”, “Vanguard” or “VNR”, are to Vanguard Natural Resources, LLC and our subsidiaries and (2)”Vanguard Predecessor”, “Predecessor”, “our operating subsidiary” and “VNG” are to Vanguard Natural Gas, LLC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Vanguard Three Months Ended September 30, 2007	Vanguard Predecessor Three Months Ended September 30, 2006	Vanguard Nine Months Ended September 30, 2007	Vanguard Predecessor Nine Months Ended September 30, 2006
Revenues:
Natural gas and oil sales	$7,641,064	$9,574,502	$26,709,417	$28,990,485
Realized gains (losses) on derivative contracts	940,566	(161,375)	(725,286)	(2,502,849)
Change in fair value of derivative contracts	-	4,427,600	-	15,851,907
Total revenues	8,581,630	13,840,727	25,984,131	42,339,543

Costs and expenses:
Lease operating expenses	1,347,565	1,233,948	3,807,985	3,608,748
Depreciation, depletion and amortization	2,267,050	2,164,854	6,587,339	6,211,920
Selling, general and administrative expenses	1,084,995	492,958	2,300,484	1,452,856
Bad debt expense	-	-	1,007,458	-
Taxes other than income	326,175	269,975	1,217,167	921,014
Total costs and expenses	5,025,785	4,161,735	14,920,433	12,194,538

Income from operations	3,555,845	9,678,992	11,063,698	30,145,005

Other income and (expense):
Interest income	19,793	15,735	47,439	33,988
Interest expense	(2,524,427)	(2,029,042)	(6,944,241)	(5,812,876)
Loss on extinguishment of debt	-	-	(2,501,528)	-
Total other expense, net	(2,504,634)	(2,013,307)	(9,398,330)	(5,778,888)

Net income	$1,051,211	$7,665,685	$1,665,368	$24,366,117

Pro forma net income per unit (Note 6):
Pro forma net income per unit	$0.09		$0.15

Pro forma units outstanding	11,215,000		11,215,000

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Vanguard September 30, 2007	Vanguard Predecessor December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,182,434	$1,730,956
Trade accounts receivable, net	4,679,707	5,269,067
Receivables due from affiliates	-	14,650,936
Other receivables	-	234,456
Derivative assets	4,984,261	-
Deferred offering costs	2,021,898	-
Other currents assets	187,373	283,884
Total current assets	15,055,673	22,169,299

Property and equipment
Land	-	46,350
Buildings	-	10,850
Furniture and fixtures	45,760	846,580
Machinery and equipment	-	12,681,363
Less: accumulated depreciation	(3,022)	(1,712,535)
Total property and equipment	42,738	11,872,608

Natural gas and oil properties, net – full cost method	102,389,295	104,683,610

Other assets
Derivative assets	2,920,217	-
Deferred financing costs	985,227	-
Other assets	1,225,273	-
Total assets	$122,618,423	$138,725,517

Liabilities and members’ equity (deficit)

Current liabilities
Accounts payable - trade	$634,442	$8,756,937
Accounts payable - natural gas and oil	996,651	1,441,941
Payables to affiliates	3,065,945	-
Derivative liabilities	-	2,022,079
Deferred swap liability	7,322,685	-
Accrued expenses	758,319	1,230,686
Due to member	-	75,000
Total current liabilities	12,778,042	13,526,643

Long-term debt	106,800,000	94,067,500
Derivative liabilities	3,493,109	-
Asset retirement obligations	166,607	418,533
Total liabilities	123,237,758	108,012,676

Commitments and contingencies	-	-

Members’ equity (deficit)
Members capital	6,198,579	30,712,841
Other comprehensive loss	(6,817,914)	-
Total members’ equity (deficit)	(619,335)	30,712,841

Total liabilities and members’ equity (deficit)	$122,618,423	$138,725,517

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Vanguard Nine Months Ended September 30, 2007	Vanguard Predecessor Nine Months Ended September 30, 2006

Operating activities
Net income	$1,665,368	$24,366,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,587,339	6,211,920
Amortization of deferred financing costs	217,739	-
Bad debt expense	1,007,458	-
Change in fair value of derivative contracts	-	(15,851,907)
Non-cash unit compensation	1,314,778	-
Changes in operating assets and liabilities:
Trade accounts receivable	(811,658)	1,178,683
Receivable due from affiliates	(1,303,192)	(2,397,617)
Other receivables	-	44,424
Price risk management activities, net	(5,928,677)	-
Other current assets	(187,373)	(6,152,638)
Accounts payable	1,561,210	(2,161,615)
Accrued expenses	(1,482,634)	3,052,504
Net cash provided by operating activities	2,640,358	8,289,871

Investing activities
Additions to property and equipment	(45,760)	(5,141,782)
Additions to natural gas and oil properties	(9,426,483)	(17,596,775)
Deposits	(1,225,273)	-
Net cash used in investing activities	(10,697,516)	(22,738,557)

Financing activities
Proceeds from borrowings	114,600,000	15,000,000
Repayment of debt	(101,867,500)	-
Contributions from members	41,221,000	-
Distribution to member	(41,220,000)	(1,052,035)
Financing costs	(1,202,966)	-
Offering costs	(2,021,898)	-
Net cash provided by financing activities	9,508,636	13,947,965

Net increase (decrease) in cash and cash equivalents	1,451,478	(500,721)

Cash and cash equivalents, beginning of period	1,730,956	3,041,468

Cash and cash equivalents, end of period	$3,182,434	$2,540,747

Supplemental cash flow information:
Cash paid for interest	$7,055,565	$5,692,723
Non-cash financing and investing activities:
Accumulated other comprehensive loss	$6,817,914	$-
Deferred swap liability	$7,322,685	$-
Asset retirement obligations	$261,020	$142,659

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Vanguard Three Months Ended September 30, 2007	Vanguard Predecessor Three Months Ended September 30, 2006	Vanguard Nine Months Ended September 30, 2007	Vanguard Predecessor Nine Months Ended September 30, 2006

Net income	$1,051,211	$7,665,685	$1,665,368	$24,366,117

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during the period	4,584,832	-	(6,381,176)	-
Reclassification adjustments for changes in initial value to settlement date	(944,481)	-	(436,738)	-
Other comprehensive income (loss)	3,640,351	-	(6,817,914)	-

Comprehensive income (loss)	$4,691,562	$7,665,685	$(5,152,546)	$24,366,117

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Vanguard Natural Resources, LLC is an independent natural gas and oil company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties. Through our operating subsidiaries, we own properties in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee.

References in this report to (1) “us”, “we”, “our”, “the Company”, “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC, Trust Energy Company, LLC, (“TEC”), VNR Holdings, Inc (“VNRH”) and Ariana Energy, LLC, (“Ariana Energy”) and (2) “Vanguard Predecessor”, “Predecessor”, “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

We were formed in October 2006 and on April 18, 2007 but effective January 5, 2007, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC) was separated into our operating subsidiary and Vinland Energy Eastern, LLC ("Vinland"). As part of the separation, we retained all of our predecessor’s proved producing wells and associated reserves. We also retained 40% of our predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres and a contract right to receive approximately 99% of the net proceeds from the sale of production from certain producing gas and oil wells. In the separation, Vinland was conveyed the remaining 60% of our predecessor’s working interest in the known producing horizons in this acreage, and 100% of our predecessor’s working interest in depths above and 100 feet below our known producing horizons. Vinland acts as the operator of our existing wells and all of the wells that we drill in this area. We refer to these events as the "Restructuring."

In October 2007, we completed our initial public offering (“IPO”) of 5.25 million units representing limited liability interests in VNR at $19.00 per unit for net proceeds of $92.8 million after deducting underwriting discounts of $7.0 million. The proceeds were used to reduce indebtedness under our Credit Facility by $80 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of the deferred swap obligation.

VNG was formed in Kentucky on December 15, 2004 and its principal business is to hold interests in TEC, VNRH and Ariana Energy. TEC was formed in Kentucky on December 15, 2004. Its principal business consists of natural gas and oil development and exploitation of mature, long-lived natural gas and oil properties in the Appalachian region of eastern Kentucky. VNRH was formed in Delaware on March 28, 2007. Its principal business it to provide general employment related services, including payroll and employment administration, as well as information technology and communication services to VNR. Ariana Energy was formed in Tennessee on April 26, 2002 and its principal business consists of natural gas and oil development and exploitation of mature, long-lived natural gas and oil properties in Tennessee.

The consolidated financial statements as of and for the three months and nine months ended September 30, 2007 include the accounts of VNR, TEC, VNRH and Ariana Energy. In conjunction with the Restructuring, Nami Resources Company, LLC conveyed its assets to Vinland or TEC as appropriate and is no longer a wholly-owned subsidiary of VNG and therefore is no longer consolidated in these consolidated financial statements. The consolidated financial statements as of December 31, 2006 and for the three months and nine months ended September 30, 2006 are based on the annual audited and interim period unaudited historical financial statements of VNG prior to the Restructuring. As such, these periods are labeled Vanguard Predecessor and are separated from VNR financial data by a bold black line.

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our Registration Statement on Form S-1 (File No. 333-142363), which is incorporated by reference herein, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2007, and for the three months and nine months ended September 30, 2007 and 2006, are unaudited. We derived the consolidated balance sheet as of December 31, 2006, from the audited balance sheet filed in our Registration Statement on Form S-1 (File No. 333-142363), which is incorporated by reference herein. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or member’s equity. Furthermore, all significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Summary of Significant Accounting Policies

As of September 30, 2007, the Company’s significant accounting policies are consistent with those discussed in Note 1 of the Company’s consolidated financial statements contained in the Company’s Registration Statement on Form S-1 (File No. 333-142363), which is incorporated by reference herein.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which we utilize fair value measures are valuing derivative financial instruments and asset retirement obligations. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating what impact, if adopted, SFAS 159 may have on its results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas and oil reserves and related cash flow estimates used in impairment tests of natural gas and oil properties, the fair value of derivative contracts and asset retirement obligations, natural gas and oil revenues and expenses, as well as estimates of expenses related to depreciation, depletion and amortization. Actual results could differ from those estimates.

2.     Accounts Receivable and Allowance for Doubtful Accounts

We established an approximate $1 million provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007. The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance and it is reflected as bad debt expense on our consolidated statement of operations for the nine months ended September 30, 2007. We began selling our oil production to a new customer beginning in March 2007.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

3.    Credit Facilities and Long-Term Debt

Our credit facilities and long-term debt consisted of the following (in millions):

			Amount Outstanding
Description	Interest Rate	Maturity Date	September 30, 2007	December 31, 2006
$75 million Senior Secured Revolver	Variable	January 31, 2007	$-	$63.1
$40 million TCW Senior Secured Notes	13%	December 29, 2011	-	31.0
$200 million Senior Secured Revolver	Variable	January 3, 2011	106.8	-
Total			$106.8	$94.1

$75 million Senior Secured Revolver

On June 30, 2003, we entered into a $75 million senior secured revolving credit facility with the Bank of Texas (“Senior Revolver”) which amended and restated in its entirety a loan agreement dated March 23, 2001. The Senior Revolver had an original maturity date of June 30, 2006 but was extended through amendments to January 31, 2007. The available credit line (“Borrowing Base”) was subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. At December 31, 2006, the Borrowing Base was $65 million. The Senior Revolver was secured by a mortgage lien on certain natural gas and oil properties, field equipment and accounts receivable, among other assets held by the Company. Interest rates under this credit facility were at the election of the Company based on Euro-Dollars (LIBOR) or Stated Rate (Prime) indications, plus a margin. The margin could range from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.875% to LIBOR plus 2.625% depending on borrowing base utilization. At December 31, 2006, our interest rate was 8.5%. The availability of borrowings was subject to various conditions, which included compliance with the financial covenants and ratios required by the facility, absence of default under the facility and the continued accuracy of the representations and warranties contained in the facility. At December 31, 2006, the financial coverage ratios under the facility required that our debt to EBITDA (as defined in the loan agreement) ratio not exceed 4.0 to 1.0 and our current ratio (as defined in the loan agreement) not be less than 1.0 to 1.0. In addition, affiliate investments (as defined in the loan agreement) could not exceed $10 million.

Since the inception of the Senior Revolver, seven amendments were entered into which amended certain terms of the loan agreement including increasing the number of participating lenders, changing the maximum borrowing base, extending the maturity date, reducing the interest costs, adding a new financial covenant and adding new reporting requirements. In addition, on December 30, 2004, our second amendment reduced the amount of natural gas and oil properties pledged under the Senior Revolver. Certain pledged natural gas and oil properties were released so that they could be pledged under a new $40 million note facility as described below. As consideration for releasing the pledged properties, indebtedness under the Senior Revolver was reduced by $16 million using proceeds from the new note facility.

On January 3, 2007, all amounts due under the Senior Revolver were repaid and a new long-term credit facility was established as discussed below, and therefore, amounts due under the Senior Revolver are reported on the balance sheet as a long-term obligation despite the maturity date falling within one year of December 31, 2006.

$40 million TCW Senior Secured Notes

On December 30, 2004, we entered into a $40 million Senior Secured Notes facility due to TCW Asset Management Company (the “TCW Notes”). The TCW Notes original maturity was on December 29, 2011 and required quarterly interest payments at 13% per annum. The TCW Notes were secured by a mortgage lien on certain natural gas and oil properties. Prior to December 30, 2006, the availability of borrowings was subject to various conditions, which included compliance with the financial covenants and ratios required by the facility, absence of default under the facility and the continued accuracy of the representations and warranties contained in the facility. After December 30, 2006, no new borrowings were available. At December 31, 2006, the financial coverage ratios under the facility required that our collateral coverage ratio (as defined in the loan agreement) not be less than 1.2 to 1.0 and our current ratio (as defined in the loan agreement) not be less than 1.0 to 1.0. We could not borrow, repay, and reborrow under the facility. Optional prepayments were not permitted prior to December 31, 2006 and were subject to a range of penalties thereafter until December 31, 2008 at which point no prepayment penalties applied.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

On January 3, 2007, all amounts due under the TCW Notes were repaid and a new credit facility was established as discussed below. We recorded a $2.5 million loss on the extinguishment of this debt as the loan agreement required an early prepayment penalty.

New $200 Million Senior Secured Revolver

In January 2007, the Company entered into a new four-year $200 million revolving credit facility (“Credit Facility”) with two banks. All outstanding debt under the TCW Notes (including an early payment penalty of $2.5 million) and the Senior Revolver were repaid with borrowings under the new Credit Facility. The available credit line (“Borrowing Base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. The initial Borrowing Base was set at $115.5 million and is secured by a first lien security interest in all of the Company’s natural gas and oil properties. However, the borrowing base is subject to a $1 million reduction per month starting on July 1, 2007 through November 1, 2007. A new borrowing base redetermination was scheduled for November 1, 2007. See Note 8. Subsequent Events for further discussion.

Interest rates under the Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. The applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75%
Eurodollar Loans	1.375%	1.500%	1.750%	2.00%
ABR Loans	0.250%	0.500%	0.750%	1.00%
Commitment Fee Rate	0.250%	0.375%	0.375%	0.50%
Letter of Credit Fee	1.375%	1.500%	1.750%	2.00%

The Credit Agreement contains a number of customary covenants that require the Company to maintain certain financial ratios, limit the Company’s ability to incur additional debt, sell assets, create liens, or make certain distributions. At September 30, 2007, we were in compliance with our debt covenants. In addition, after consideration of the third amendment to the Credit Facility described below, the first $100 million of proceeds received from an equity infusion must be applied to the repayment of borrowings under the Credit Facility (“Equity Event”). Since borrowings under the Credit Facility were not reduced by $100 million by July 1, 2007, the applicable margin increased as follows:

Eurodollar Loans	3.00%
ABR Loans	4.00%
Commitment Fee Rate	0.50%
Letter of Credit Fee	3.00%

The Credit Agreement required the Company to enter into a commodity price hedge position establishing certain minimum fixed prices for anticipated future production equal to approximately 84% of the projected production from proved developed producing reserves from the second half of 2007 through 2011. Also, the Credit Agreement required that certain production put option contracts for the years 2007, 2008 and 2009 be put in place to create a price floor for anticipated production from new wells drilled. See Note 4. Price Risk Management Activities for further discussion.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In March 2007, the first amendment to the Credit Facility was executed. The amendment redefined the method to calculate a financial covenant to include the impact of acquisitions and divestitures. In addition, it clarified that the increase in the applicable margin which commenced on July 1, 2007 will continue only until the Equity Event occurs.

In April 2007, the second amendment to the Credit Facility was executed. The amendment redefined change of control to allow for the sale of common units to private investors more fully described below in Note 6. Capital Stock, recognized certain contract rights to receive approximately 99% of the net proceeds (after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of the wells and overhead costs) from the sale of production from certain producing gas and oil wells located within the Asher lease.

In May 2007, the third amendment to the Credit Facility was executed. The amendment increased the amount of proceeds from an equity infusion that must be applied to the repayment of borrowings under the Credit Facility from $80 million to $100 million. A new Minimum Liquidity covenant was added which requires us to maintain unencumbered liquid assets of at least $2 million which includes unused availability under the borrowing base. Also, the amount of other debt we can incur was temporarily increased from $1 million to $7.5 million which allowed us to incur the debt necessary to reset our 2007, 2008 and 2009 natural gas swaps at higher prices more fully described in Note 4. Price Risk management Activities. The other debt was required to be repaid at the earlier of five business days after closing of a public offering of equity securities or September 3, 2007. This date was extended to November 1, 2007 as discussed below.

In July 2007, a new borrowing base notice was received pursuant to our Credit Facility agreement which reaffirmed our $115.5 million borrowing base but required $1 million monthly reductions beginning on July 1, 2007 through the next redetermination date, which is October 1, 2007, at which time a new redetermination will be made. The October 1, 2007 redetermination date was subsequently moved to November 1, 2007 pursuant to the fifth amendment to the Credit Facility more fully described in Note 8. Subsequent Events.

In August 2007, the fourth amendment to the Credit Facility was executed. The amendment extended the date for which other debt outside the Credit Facility must be reduced below $1 million from September 3, 2007 to October 8, 2007. The October 8, 2007 date was subsequently moved to November 1, 2007 pursuant to the fifth amendment to the Credit Facility more fully described in Note 8. Subsequent Events.

In October 2007 and November 2007, the fifth amendment and sixth amendment to the Credit Facility, respectively, were executed. See Note 8. Subsequent Events.

4.  Price Risk Management Activities

From time to time, the Company enters into natural gas swap agreements with counterparties to hedge price risk associated with a portion of its production. These derivatives are not held for trading purposes. Under these price swaps, the Company receives a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market index, such as Columbia Gas Appalachian (‘TECO”) natural gas futures. During 2006, natural gas swaps covered 2,673,000 MMBtu, fixing the sales price of this natural gas at an average of $6.29 per MMBtu.

The derivative contracts entered into in 2006 were not specifically designated as hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and therefore did not qualify for hedge accounting treatment. These derivative contracts are recorded at fair value on the consolidated balance sheet as short-term and long-term liabilities based upon their anticipated settlement date. The change in fair value of these derivative contracts is recorded in the consolidated statement of operations.

On January 3, 2007, the natural gas price swaps referred to above were terminated which resulted in the Company incurring swap termination fees of $2.8 million. New natural gas derivative contracts were put in place in conjunction with entering into a new credit facility as described in Note 3. Credit Facilities and Long-Term Debt. A summary of the derivative contracts entered into in January 2007 is as follows:

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Swap Agreements

Contract Period	Volume in MMBtu	Weighted Average TECO Fixed Price
July – December 2007	1,708,357	$7.50
2008	3,016,134	$8.14
2009	2,657,046	$7.87
2010	2,387,640	$7.53
2011	2,196,012	$7.15

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
February – December 2007	1,356,480	$7.50
2008	2,211,366	$7.50
2009	1,840,139	$7.50

Collar Contracts

Contract Period	Volume in MMBtu	NYMEX Price Floor	NYMEX Price Ceiling
February – June 2007	1,500,000	$6.45	$7.45

In January 2007, the Company paid $6.5 million for the put option contracts referenced above. Payments for the put option contracts and the swap termination fee were funded with borrowings under the Credit Facility.

In May 2007, we reset our 2007, 2008 and 2009 natural gas swaps at higher prices as follows:

Contract Period	Volume in MMBtu	Original Weighted Average TECO Fixed Price	New Weighted Average TECO Fixed Price

July – December 2007	1,708,357	$7.50	$9.00
2008	3,016,134	$8.14	$9.00
2009	2,657,046	$7.87	$8.85

In May 2007, we incurred a $7.3 million deferred swap payment obligation with the derivative counterparty which accrues interest daily at 7.36% and is payable at the earlier of five days after the closing of an equity issuance or November 1, 2007. The deferred swap obligation was paid in October 2007 using proceeds from our initial public offering. See Note 8. Subsequent Events for further discussion.

The derivative contracts entered into in January 2007, and reset in May 2007, were specifically designated as hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and therefore qualify for hedge accounting treatment. These derivative contracts are recorded at fair value on the consolidated balance sheet as short-term and long-term liabilities based upon their anticipated settlement date. The change in fair value of these derivative contracts is recorded in Other Comprehensive Income.

At September 30, 2007, the Company had open natural gas derivative contracts covering its production as follows:

Swap Agreements

Contract Period	Volume in MMBtu	Weighted Average TECO Fixed Price
October – December 2007	833,250	$9.00
2008	3,016,134	$9.00
2009	2,657,046	$8.85
2010	2,387,640	$7.53
2011	2,196,012	$7.15

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
October – December 2007	396,750	$7.50
2008	2,211,366	$7.50
2009	1,840,139	$7.50

5.     Related Party Transactions

At September 30, 2007 and December 31, 2006, amounts payable to our primary member were none and $75,000, respectively. Historically, we maintained relationships with several closely related companies that directly supported us through administrative and operational services. The total cost for services performed by these affiliates was none and $1.3 million for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. The Company has also historically funded certain capital requirements of its affiliates. As of December 31, 2006, receivables due from these affiliates were $14.7 million. These companies are affiliated through common ownership with our largest unitholder. All of the related party balances at December 31, 2006, were conveyed to other entities pursuant to the Restructuring and therefore no receivable balances were outstanding from these affiliates at September 30, 2007. In addition, as of the Restructuring no additional funding of these related parties will occur.

Pursuant to the Restructuring, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas in Appalachia. We will reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Also, Vinland will receive a $0.25 per mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per mcf transportation fee on any new wells drilled after December 31, 2006 within the AMI. This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. For the three months and nine months ended September 30, 2007, costs incurred under the MSA were $0.1 million and $0.4 million, respectively. For the three months and nine months ended September 30, 2007, costs incurred under the GCA were $0.2 million and $0.9 million, respectively. A payable of $3.1 million is reflected on our September 30, 2007 consolidated balance sheet in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

6.    Common Units and Pro Forma Net Income per Unit

In April 2007, the sole member of VNG contributed all of the issued and outstanding common units in VNG to VNR for six million common units representing all of the issued and outstanding common units of VNR at such time. VNR then completed a private equity offering pursuant to which it sold 2.29 million common units to certain private investors for $41.2 million. The proceeds of this private equity offering were used to make a distribution to Majeed S. Nami, VNR’s largest unitholder. Mr. Nami used a portion of these funds to capitalize Vinland and Vinland paid us $3.9 million to reduce outstanding accounts receivable from Vinland.

In October 2007, we successfully completed our initial public offering of 5.25 million common units. See Note 8. Subsequent Events for further discussion.

The consolidated statement of operations reflects a pro forma net income per unit amount calculated using 11.215 million units. This assumes that all units, including the 5.25 million we issued in our IPO were outstanding from the beginning of 2007. No calculation was made for the Vanguard predecessor period.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

 7.   Unit-Based Compensation

In April 2007, the sole member reserved 460,000 restricted Class B units in VNR for issuance to employees of VNRH. Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May, 2007, which will vest over three years. The remaining 40,000 restricted Class B units will be awarded to new employees or members of our board of directors as they are retained. These Class B units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

The fair value of restricted units issued is determined based on the fair market value of VNR units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of September 30, 2007 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value

Non-vested units at December 31, 2006	-	$-
Granted	420,000	18.13
Non-vested units at September 30, 2007	420,000	$18.13

At September 30, 2007, there was approximately $6.3 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 2.3 years. Our consolidated statement of operations reflects non-cash compensation of $0.8 million and $1.3 million in the selling, general and administrative line item for the three months and nine months ended September 30, 2007, respectively.

8.    Subsequent Events

In October 2007, the fifth amendment to the Credit Facility was executed. There were five items addressed in this amendment. First, the borrowing base redetermination date was adjusted from October 1, 2007 to November 1, 2007 for purposes of this one redetermination. Second, the date at which our other debt outside of the Credit Facility must be reduced to under $1 million was extended from October 8, 2007 to November 1, 2007. Third, the amount of proceeds from an equity infusion that must be applied to the repayment of borrowings under the Credit Facility was reduced from $100 million to $80 million and the outstanding borrowings under the Credit Facility must be reduced to less that 50% of our then-specified borrowing base after any equity infusion before making any subsequent distributions. Fourth, the covenant which prohibited us from making distributions if our borrowings exceeded 50% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 80% of our borrowing base. Fifth, the amendment allowed us to borrow under the Credit Facility to make distributions as long as there has not been a default or event of default under the Credit facility and any such distributions for any quarter do not exceed EBITDA (as defined in the Credit Facility) for such quarter.

In October 2007, we completed our IPO of 5.25 million units representing limited liability interests in VNR at $19.00 per unit for net proceeds of $92.8 million after deducting underwriting discounts of $7.0 million. The proceeds were used to reduce indebtedness under our Credit Facility by $80 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of the deferred swap obligation.

In November 2007, we acquired an average 77% working interest in 31 producing natural gas wells in Knox and Bell counties, Kentucky for $3.6 million from a privately-owned company. These wells are adjacent to assets we currently own and will be operated by Vinland. Current net production from these wells is approximately 300 Mcfe per day and the estimated proved reserves are 2.4 Bcfe based on an internally generated reserve report. This acquisition was funded with borrowings under our Credit Facility.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In November 2007, a sixth amendment to the Credit Facility was executed which set our borrowing base under our Credit Facility at $110.5 million pursuant to our semi-annual redetermination, revised the covenant governing borrowing funds to make distributions, and lowered our borrowing rates. The covenant which prohibited us from making distributions if our borrowings exceeded 80% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 90% of our borrowing base. In addition, the applicable margins on our borrowing base utilization grid were lowered to reflect the following:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the historical financial condition and results of operations of our predecessor and should be read in conjunction with the financial statements and notes thereto presented in Item 1 of this report as well as with our predecessor’s financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Registration Statement on Form S-1 (File No. 333-142363) (the “S-1”) as declared effective by the Securities and Exchange Commission on October 23, 2007.

Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the S-1, and those set forth from time to time in our filings with the SEC, which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Overview

We are an independent natural gas and oil company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase our quarterly cash distributions through the acquisition of new natural gas and oil properties. Our properties are located in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee.

We owned working interests in 906 gross (811 net) productive wells at September 30, 2007 and our average net production for the twelve months ended December 31, 2006 and for the nine months ended September 30, 2007 was 11,995 Mcfe per day and 11,826 Mcfe per day, respectively. We also have 40% of our predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Vinland Energy Operations, LLC (“Vinland”) acts as the operator of our existing wells and all of the wells that we will drill in this area. In addition, we own a contract right to receive approximately 99% of the net proceeds, after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of wells and overhead costs, from the sale of production from natural gas and oil wells.

Initial Public Offering

In October 2007, we completed our initial public offering (“IPO”) of 5.25 million units representing limited liability interests in VNR at $19.00 per unit for net proceeds of $92.8 million after deducting underwriting discounts of $7.0 million. The proceeds were used to reduce indebtedness under our reserve-based credit facility by $80 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of the deferred swap obligation.

Our Relationship with Vinland

On April 18, 2007 but effective as of January 5, 2007, we entered into various agreements with Vinland, under which we will rely on Vinland to operate our existing producing wells and coordinate our development drilling program. We expect to benefit from the substantial development and operational expertise of Vinland management in the Appalachian Basin. Under a management services agreement, Vinland advises and consults with us regarding all aspects of our production and development operations and provides us with administrative support services as necessary for the operation of our business. In addition, Vinland may, but does not have any obligation to, provide us with acquisition services under the management services agreement. While Vinland is not obligated to provide us with acquisition services, we expect that due to significant common ownership Vinland has an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash. In addition, under a gathering and compression agreement that we entered into with Vinland Energy Gathering, LLC (“VEG”), VEG will gather, compress, deliver and provide the services necessary for us to market our natural gas production in the area of mutual interest, or AMI. VEG will deliver our natural gas production to certain designated interconnects with third-party transporters. Since the various agreements were executed on April 18, 2007 but were effective as of January 5, 2007, Vinland reimbursed us for the drilling costs and expenses that we incurred on their behalf associated with their interest in the wells drilled between January 5, 2007 and April 18, 2007. In addition, Vinland reimbursed us for selling, general and administrative expenses that we incurred on their behalf between January 5, 2007 and April 18, 2007. We reimbursed Vinland for certain transaction costs and expenses relating to entering into these agreements.

Restructuring Plan

Prior to the separation, our predecessor owned all of the assets that are currently owned by us and Vinland. As part of the separation of our operating company and Vinland, effective January 5, 2007, we conveyed to Vinland 60% of our predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI, 100% of our predecessor’s interest in an additional 125,000 undeveloped acres and certain coalbed methane rights located in the Appalachian Basin, the rights to any natural gas and oil located on our acreage at depths above and 100 feet below our known producing horizons, all of our gathering and compression assets and all employees other than our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. We retained all of our predecessor’s proved producing wells and associated reserves. We also retained 40% of our predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI and a contract right to receive approximately 99% of the net proceeds, after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of wells and overhead costs, from the sale of production from certain producing natural gas and oil wells, which accounted for approximately 5% of our pro forma estimated proved reserves as of March 31, 2007. In addition, we changed the name of our operating company from Nami Holding Company, LLC to Vanguard Natural Gas, LLC. Collectively, we refer to these events as the “Restructuring.”

Private Offering

In April 2007, we completed a private equity offering pursuant to which we issued 2,290,000 units to certain private investors, which we collectively refer to as the Private Investors, for $41.2 million. We used the net proceeds of this private equity offering to make a distribution to Majeed S. Nami, VNR’s largest unitholder, who used a portion of these funds to capitalize Vinland and also paid us $3.9 million to reduce outstanding accounts receivable from Vinland. We then used the $3.9 million to repay borrowings and interest under our reserve-based credit facility, and for general limited liability company purposes. Under the terms of the private offering, all outstanding units accrued distributions at $1.75 annually from the closing of the private offering to September 30, 2007 and then distributions payable to the Private Investors only increased to $2.40 until the completion of the initial public offering at which time all accrued distributions totaling $5.6 million were paid.

Reserve-Based Credit Facility

On January 3, 2007, our operating company entered into a reserve-based credit facility. Our initial borrowing base under the reserve-based credit facility was set at $115.5 million. However, the borrowing base was subject to $1 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in our current borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination. As of September 30, 2007, our borrowings under the reserve-based credit facility totaled $106.8 million; however, we applied $80 million of our net proceeds from our initial public offering in October 2007 to reduce our indebtedness under our reserve-based credit facility which reduced our outstanding borrowings to $26.8 million. The reserve-based credit facility is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

In November 2007, a sixth amendment to the Credit Facility was executed which set our borrowing base under our reserve-based credit facility at $110.5 million pursuant to our semi-annual redetermination, revised the covenant governing borrowing funds to make distributions, and lowered our borrowing rates. The covenant which prohibited us from making distributions if our borrowings exceeded 80% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 90% of our borrowing base. In addition, the applicable margins on our borrowing base utilization grid were lowered to reflect the following:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments, competition from other sources of energy, and access to capital. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our reserve-based credit facility, we have mitigated this volatility for the years 2007 through 2011 by implementing a hedging program on our proved producing and total anticipated production during this time frame.

We face the challenge of natural gas production declines. As a given well’s initial reservoir pressures are depleted, natural gas production decreases, thus reducing our total natural gas reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability of Vinland to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our production at existing levels over the long-term.

Comparability of Financial Statements

The historical financial statements of our predecessor included in this Quarterly Report on Form 10-Q may not be comparable to our results of operations for the following reasons:

•
We conveyed to Vinland 60% of our predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI, 100% of our predecessor’s interest in an additional 125,000 undeveloped acres and certain coalbed methane rights located in the Appalachian Basin, the rights to any natural gas and oil located on our acreage at depths above and 100 feet below our known producing horizons and all of our gathering and compression assets. In addition, all of the employees except our President and Chief Executive Officer and Executive Vice-President and Chief Financial Officer were transferred to Vinland.

•	We entered into a management services agreement and a gathering and compression agreement with Vinland which will fix a portion of our production costs for wells owned in the AMI.

•
Our predecessor did not account for its derivative instruments as cash flow hedges under SFAS No. 133 until the first quarter of 2007. Accordingly, the changes in the fair value of its derivative instruments were reflected in earnings for all periods prior to 2007 and in Other Comprehensive Income for the nine months ended September 30, 2007.

•
We will incur additional selling, general and administrative expense estimated to be $1.9 million per year for costs associated with being a public company. Also, we will incur non-cash compensation charges for the 420,000 Class B units granted to management prior to the completion of the offering, the 40,000 common units to be issued to future employees and/or directors following the completion of this offering, 175,000 options granted to management under our Long-Term Incentive Plan and phantom units to be granted to management commencing in 2008.

Results of Operations

The following table sets forth selected financial and operating data for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Natural gas and oil sales	$7,641,064	$9,574,502	$26,709,417	$28,990,485
Realized gains (losses) on derivative contracts	940,566	(161,375)	(725,286)	(2,502,849)
Change in fair value of derivative contracts	-	4,427,600	-	15,851,907
Total revenues	8,581,630	$13,840,727	25,984,131	$42,339,543
Costs and expenses:
Lease operating expenses	$1,347,565	$1,233,948	$3,807,985	$3,608,748
Depreciation, depletion and amortization	2,267,050	2,164,854	6,587,339	6,211,920
Selling, general and administrative expenses	1,084,995	492,958	2,300,484	1,452,856
Bad debt expense	-	-	1,007,458	-
Taxes other than income	326,175	269,975	1,217,167	921,014
Total costs and expenses	$5,025,785	$4,161,735	$14,920,433	$12,194,538
Other Income and (Expense):
Interest expense, net	$(2,504,634)	$(2,013,307)	$(6,896,802)	$(5,778,888)
Loss on extinguishment of debt	$-	$-	$(2,501,528)	$-

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Natural gas and oil sales decreased $1.9 million to $7.6 million during the three months ended September 30, 2007 as compared to the same period in 2006. The key revenue measurements were as follows:

	Three Months Ended September 30,			Percentage Increase
	2007		2006	(Decrease)
Net Production:
Total Production (MMcfe)	1,070		1,172	(9)%
Average Daily production (Mcfe/d)	11,632		12,739	(9)%
Average Sales Price per Mcfe:
Average realized sales price (including hedges)	$9.71	(a)	$7.99	22%
Average realized sales price (excluding hedges)	$7.14		$8.13	(12)%

(a)  Excludes premiums paid on settled derivatives

The decrease in natural gas and oil sales was due primarily to the 12% decrease in the average realized sales price received (excluding hedges) coupled with a 9% decrease in the production for the three months ended September 30, 2007 over 2006. The decrease in production can be attributed to our drilling 24 net wells during the first nine months of 2007 as compared to the predecessor drilling 75 net wells in the same period in 2006. Our current business strategy does not envision drilling the same number of net wells as our predecessor and therefore we anticipate having slightly lower levels of production than our predecessor. In addition, results for the three months ended September 30, 2007 were negatively impacted by a $0.7 million prior period adjustment related to measurement discrepancies with a third party pipeline company.

Hedging Activities

During the three months ended September 30, 2007, we had hedges in place for approximately 98% of our total production, which resulted in reported revenues that were $0.9 million higher than we would have achieved at unhedged prices. However, the actual cash impact of the hedges increased realizations by an additional $1.8 million for a total of $2.8 million for the three months ended September 30, 2007 after excluding the premiums paid on the settled derivatives. During the three months ended September 30, 2006, we hedged approximately 45% of our total production, which resulted in revenues that were $0.2 million lower than we would have achieved at unhedged prices. The derivative contracts entered into in 2006 were not specifically designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and therefore did not qualify for hedge accounting treatment. As a result, the change in the fair value of these natural gas derivative contracts are marked to market in our earnings each period in 2006 and resulted in a $4.4 million non-cash gain for the three months ended September 30, 2006.

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses includes gathering and compression fees, operating and maintenance costs associated with our gathering systems (which were conveyed to Vinland in connection with the Restructuring) and other customary charges. As a result of the Restructuring, lease operating expenses for the three months ended September 30, 2007 includes third-party transportation costs, a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland, as well as other customary charges. Lease operating expenses increased by $0.1 million to $1.3 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. On a per Mcfe basis, lease operating expenses increased 20% to $1.26 in 2007 as compared to $1.05 in 2006 due principally to increased well tending costs. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income increased slightly for the three months ended September 30, 2007 as compared to the same period in 2006.

Depreciation, depletion and amortization increased to approximately $2.3 million for the three months ended September 30, 2007 from approximately $2.2 million for the three months ended September 30, 2006 despite the conveyance of certain assets to Vinland pursuant to the Restructuring effective in January 2007. This result occurred due to the conveyance of long-lived depreciable assets which generated little associated depreciation and the conveyed value of the 60% interest in proved undeveloped properties which was largely offset by the value of new wells drilled since September 30, 2006 and the revisions of future drilling costs in the 2007 reserve report which increased the full cost pool to be depleted.

Selling, general and administrative expenses include the costs of our employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended September 30, 2007 include the impact of the Restructuring which transferred all of the employees other than two of its officers to Vinland. Selling, general and administrative expenses increased $0.6 million during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This represents a 120% increase for the three months ended September 30, 2007 over the same period in 2006 primarily resulting from a $0.8 million non-cash compensation charge related to the grant of Class B units to management and employees during 2007. Excluding the impact of the non-cash compensation, selling, general and administrative expenses were $0.3 million for the three months ended September 30, 2007 representing a $0.2 million or 32% decrease from the same period in 2006.

Interest and financing expenses were approximately $2.5 million for the three months ended September 30, 2007 compared to approximately $2.0 million for the three months ended September 30, 2006 primarily due to increased debt levels and rising interest rates. In addition, our interest rates during the three months ended September 30, 2007 were directly affected by the provision in our credit facility which increased our rates by 1% on LIBOR loans effective July 1, 2007 until we completed our initial public offering in October 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Natural gas and oil sales decreased to approximately $26.7 million from approximately $29.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The key revenue measurements were as follows:

	Nine Months Ended September 30,			Percentage Increase
	2007		2006	(Decrease)
Net Production:
Total Production (MMcfe)	3,229		3,360	(4)%
Average Daily production (Mcfe/d)	11,826		12,307	(4)%
Average Sales Price per Mcfe:
Average realized sales price (including hedges)	$8.84	(a)	$7.87	12%
Average realized sales price (excluding hedges)	$8.27		$8.61	(4)%

(a) Excludes premiums paid on settled derivatives.

The decrease in natural gas and oil sales was primarily due to the 4% decrease in production coupled with a 4% decrease in the average realized sales price received (excluding hedges) during the nine months ended September 30, 2007 over September 30, 2006. The decrease in production can be attributed to our drilling 24 net wells during the first nine months of 2007 as compared to the predecessor drilling 75 net wells in the same period in 2006. Our current business strategy does not envision drilling the same number of net wells as our predecessor and therefore we anticipate having slightly lower levels of production than our predecessor. In addition, results were negatively impacted by a $0.7 million prior period adjustment recorded in the third quarter of 2007 related to measurement discrepancies with a third party pipeline company.

Hedging Activities

During the nine months ended September 30, 2007, we hedged approximately 84% of our natural gas production, which resulted in reported revenues that were approximately $0.7 million lower than we would have achieved at unhedged prices. However, the actual cash impact of the hedges increased realizations by $2.5 million for the nine month period after excluding the premiums paid on the settled derivatives. In addition, in January 2007, we terminated existing natural gas swaps at a cost of approximately $2.8 million which resulted in an additional realized loss on derivative contracts of approximately $0.8 million during the nine months ended September 30, 2007. During the nine month ended September 30, 2006, we hedged approximately 51% of our natural gas production, which resulted in revenues that were approximately $2.5 million lower than we would have achieved at unhedged prices. The derivative contracts entered into in 2006 were not specifically designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and therefore did not qualify for hedge accounting treatment. As a result, the change in the fair value of these natural gas derivative contracts are marked to market in our earnings each period in 2006 and resulted in a $15.9 million non-cash gain for the nine months ended September 30, 2006.

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses includes third-party transportation costs, operating and maintenance costs associated with our gathering systems (which were conveyed to Vinland in connection with the Restructuring ) and other customary charges. As a result of the Restructuring, lease operating expenses for the nine months ended September 30, 2007 includes third-party transportation costs, a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland, as well as other customary charges. Lease operating expenses increased only slightly to $3.8 million for the nine months ended September 30, 2007 as compared to $3.6 million for the nine months ended September 30, 2006 due primarily to amounts paid to Vinland under the management services agreement and gathering and compression agreement being comparable to our actual costs incurred for the same period in 2006. On a per Mcfe basis, lease operating expenses increased by10% to $1.18 for the nine months ended September 30, 2007 compared to $1.07 for the same period in 2006. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Taxes other than income increased $0.3 million to $1.2 million or 41% on a per Mcfe basis, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was principally due to a $0.2 million underaccrual of severance taxes in 2006, which were charged to expense in the first quarter of 2007.

Depreciation, depletion and amortization increased $0.4 million to $6.6 million for the nine months ended September 30, 2007 despite the conveyance of certain assets to Vinland pursuant to the Restructuring effective January 2007. This result occurred due to the conveyance of long-lived depreciable assets which generated little associated depreciation and the conveyed value of the 60% interest in proved undeveloped properties which was largely offset by the value of new wells drilled since September 30, 2006. In addition, the increase in depletion can be attributed to upward revisions of future drilling costs in the 2007 reserve report which increased the full cost pool to be depleted.

Selling, general and administrative expenses include the cost of our employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the nine months ended September 30, 2007 include the impact of the Restructuring which transferred all of the employees other than two of its officers to Vinland. Selling, general and administrative expenses increased $0.8 million to $2.3 million for the nine months ended September 30, 2007 as compared to $1.5 million for the nine months ended September 30, 2006. The increase resulted from two principal factors. First, our predecessor capitalized $3.0 million of internal costs under the full cost method of accounting for natural gas and oil properties for the nine months ended September 30, 2006 whereas we have not capitalized any internal costs in 2007. Second, the nine months ended September 30, 2007 includes a $1.3 million non-cash compensation charge related to the grant of Class B units to management and an employee in April and August 2007. Excluding the impact of the approximate $1.3 million non-cash compensation charge discussed above, selling, general and administrative expenses would have been $1.0 million for the nine months ended September 30, 2007 or 32% lower than the comparable 2006 period.

Bad debt expense of approximately $1.0 million was recorded during the nine months ended September 30, 2007 as a result of a provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007. The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance. We began selling our oil production to a new customer beginning March 2007.

Interest and financing expenses were approximately $6.9 million for the nine months ended September 30, 2007 compared to approximately $5.8 million for the nine months ended September 30, 2006. The increase in 2007 is primarily due to increased debt levels associated with drilling additional wells and rising interest rates. In addition, our interest rates during the final three months of the nine months ended September 30, 2007 were directly affected by the provision in our credit facility which increased our rates by 1% on LIBOR loans effective July 1, 2007 until we completed our initial public offering in October 2007.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to select and apply accounting policies that best provide the framework to report its results of operations and financial position.  The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements.  As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Summary of Significant Accounting Policies

As of September 30, 2007, the Company’s significant accounting policies are consistent with those discussed in Note 1 of the Company’s consolidated financial statements contained in the Company’s Registration Statement on Form S-1 (File No. 333-142363), which is incorporated by reference herein.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which we utilize fair value measures are valuing derivative financial instruments and asset retirement obligations. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating what impact, if adopted, SFAS 159 may have on its results of operations or financial position.

Liquidity and Capital Resources

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and, with our recent initial public offering, the public equity markets for capital resources and liquidity.  To date, the primary use of capital has been for the development of natural gas and oil properties; however, as a result of our IPO, we expect to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders.  Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves. We expect to fund our maintenance capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our reserve-based credit facility and a combination of private and public equity depending on market conditions. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

Statements of Cash Flows – Operating Activities

At September 30, 2007, we had cash and cash equivalents of approximately $3.2 million compared to $1.7 million at December 31, 2006.

Cash provided by operating activities for the nine months ended September 30, 2007 was approximately $2.6 million, compared to cash provided by operating activities of $8.3 million for the nine months ended September 30, 2006.  The decrease in cash provided by operating activities was primarily due to termination of existing natural gas swaps at a cost of approximately $2.8 million, cash paid on early extinguishment of debt of approximately $2.5 million and the payment of $6.5 million for put option derivative contracts during the nine months ended September 30, 2007.

Cash flow from operations is subject to many variables, the most significant of which is the volatility of natural gas and oil prices.  Natural gas and oil prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control.  Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices received for production.  We enter into derivative arrangements to reduce the impact of commodity price volatility on operations.  Currently, we use fixed price swaps and put options to reduce our exposure to the volatility in natural gas and oil prices.  See Note 4 in Notes to Condensed Consolidated Financial Statements for details about derivatives in place through 2011.

Statements of Cash Flows – Investing Activities

Cash used in investing activities was approximately $10.7 million for the nine months ended September 30, 2007, compared to $22.7 million for the nine months ended September 30, 2006.  The decrease in cash used in investing activities was primarily due to a reduction in the number of net wells drilled during 2007 as compared to our predecessor in 2006. As a result of the Restructuring, we only retained 40% of our predecessor’s working interest in undeveloped reserves and thus only incur 40% of what our predecessor would have incurred for the development of new wells. The total for the nine months ended September 30, 2007 includes $9.4 million for the drilling and development of natural gas and oil properties as compared to $17.6 million for the nine months ended September 30, 2006. In addition, the decrease in cash used in investing activities is attributable to the predecessor investing approximately $5.1 million during the nine months ended September 30, 2006 on property and equipment that was conveyed in the Restructuring.

 Statements of Cash Flows – Financing Activities

Cash provided by financing activities was approximately $9.5 million for the nine months ended September 30, 2007, compared to $13.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, total proceeds from borrowings under our reserve-based credit facility were $114.6 million and total payments on this credit facility and our predecessor’s borrowings were $101.9 million.

Reserve-Based Credit Facility

On January 3, 2007, our operating company, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. As of November 15, 2007, our borrowing base was $110.5 million. The reserve-based credit facility is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

As of September 30, 2007, we had $106.8 million outstanding under our reserve-based credit facility.

Borrowings under the reserve-based credit facility are available for development, exploitation and acquisition of natural gas and oil properties, working capital and general limited liability company purposes.

At our election, interest is determined by reference to:

•	the London interbank offered rate, or LIBOR, plus an applicable margin between 1.00% and 1.75% per annum; or
•	a domestic bank rate plus an applicable margin between 0.00% and 0.75% per annum.

Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

The reserve-based credit facility contains various covenants that limit our ability to:

•	incur indebtedness;
•	grant certain liens;
•	make certain loans, acquisitions, capital expenditures and investments;
•	make distributions;
•	merge or consolidate; or
•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

The reserve-based credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures, to interest expense of not less than 2.5 to 1.0;

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under SFAS No. 133, which includes the current portion of derivative contracts;

•
consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 4.0 to 1.0; and

•	maintain unencumbered liquid assets of at least $2 million which includes unused availability under the borrowing base.

We have the ability to borrow under the reserve-based credit facility to pay distributions to unitholders as long as there has not been a default or event of default under our reserve-based credit facility and any such distributions for any quarter do not exceed EBITDA (as defined in our credit facility) for such quarter. If our outstanding borrowings equal or exceed 90% of the then-specified borrowing base (or will equal or exceed 90% as a result of a distribution), our reserve-based credit facility restricts our ability to pay distributions. Additionally, outstanding borrowings under our reserve-based credit facility must be reduced to less than 50% of our then-specified borrowing base after any equity offering before making any subsequent distributions.

If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

•	failure to pay any principal when due or any interest, fees or other amount within certain grace periods;
•	a representation or warranty is proven to be incorrect when made;
•	failure to perform or otherwise comply with the covenants in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;
•	default by us on the payment of any other indebtedness in excess of $2.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;
•	bankruptcy or insolvency events involving us or our subsidiaries;
•
the entry of, and failure to pay, one or more adverse judgments in excess of $1.0 million or one or more non-monetary judgments that could reasonably be expected to have a material adverse effect and for which enforcement proceedings are brought or that are not stayed pending appeal;

•	specified events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $1.0 million in any year; and
•
a change of control, which includes (1) an acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities Exchange Commission) of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests other than by Majeed S. Nami or his affiliates, or (2) the replacement of a majority of our directors by persons not approved by our board of directors.

Off-Balance Sheet Arrangements

At September 30, 2007, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial position or results of operations.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2007, there were no loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of September 30, 2007 is provided in the following table.

	Payments Due by Year (in millions)
	2007	2008	2009	2010	2011	After 2011	Total
Management compensation	$0.1	$0.6	$0.6	$0.1	$-	$-	$1.4
Asset retirement obligations	-	-	-	-	-	0.2	0.2
Derivative liabilities	-	-	-	1.8	1.7	-	3.5
Long-term debt	-	-	-	-	106.8	-	106.8
Total	$0.1	$0.6	$0.6	$1.9	$108.5	$0.2	$111.9

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Premiums paid on settled derivatives;

•	Change in fair value of derivative contracts;

•                  Non-cash compensation expense; and

•                  Realized (gain) loss on cancelled derivatives.

Adjusted EBITDA is a significant performance metric used by our management to indicate (prior to the establishment of any cash reserves by our board of directors) the cash distributions we expect to pay our unitholders. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Adjusted EBITDA is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies.

Our EBITDA should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, Adjusted EBITDA increased 13%, from $7.4 million to $8.4 million. For the nine months ended September 30, 2007 as compared to the comparable period of the prior year, Adjusted EBITDA increased 14%, from $20.5 million to $23.3 million.

The following table presents a reconciliation of consolidated net income to adjusted EBITDA:

	Vanguard Three Months Ended September 30, 2007	Vanguard Predecessor Three Months Ended September 30, 2006	Vanguard Nine Months Ended September 30, 2007	Vanguard Predecessor Nine Months Ended September 30, 2006
Net income	$1,051,211	$7,665,685	$1,665,368	$24,366,117
Plus:
Interest expense	2,524,427	2,029,042	6,944,241	5,812,876
Loss on extinguishment of debt	-	-	2,501,528	-
Depreciation, depletion and amortization	2,267,050	2,164,854	6,587,339	6,211,920
Bad debt expense	-	-	1,007,458	-
Premiums paid on settled derivatives	1,813,495	-	2,546,999	-
Change in fair value of derivative contracts(1)	-	(4,427,600)	-	(15,851,907)
Non-cash compensation expense	751,635	-	1,314,778	-
Realized loss on cancelled derivatives	-	-	776,634	-
Less:
Interest income	19,793	15,735	47,439	33,988
Adjusted EBITDA	$8,388,025	$7,416,246	$23,296,906	$20,505,018

(1)
Natural gas derivative contracts were used to reduce our exposure to changes in natural gas prices. They were not specifically designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133. Change in the fair value of these natural gas derivative contracts are marked to market in our earnings each period. Further, these amounts represent non-cash charges.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas production. Realized pricing is primarily driven by the TECO Inside FERC Index Price and the spot market prices applicable to our natural gas production. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control.

We have entered into and anticipate entering into hedging arrangements with respect to a portion of our projected natural gas production through various transactions that hedge the future prices received. These transactions may include price swaps whereby we will receive a fixed-price for our production and pay a variable market price to the contract counterparty. Additionally, we have put options for which we pay the counterparty the fair value at the purchase date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. These hedging activities are intended to support our realized natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

Interest Rate Risks

At September 30, 2007, we had debt outstanding of $106.8 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility. However, after application of proceeds from our IPO in October 2007, our debt outstanding was reduced to $26.8 million and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.3 million increase in annual interest expense.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2007, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or government proceedings against us, or contemplated to be brought against us, under the various environmental statutes to which we are subject.

Item 1A.  Risk Factors

There have been no material changes to our risk factors disclosed in our Registration Statement on Form S-1 (File No. 133-142363), which is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  In April 2007, the sole member reserved 460,000 restricted Class B units in VNR for issuance to employees of VNRH. Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May, 2007, which will vest over three years. The remaining 40,000 restricted Class B units will be awarded to new employees or members of our board of directors as they are retained. These Class B units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

The proceeds of our IPO were used to reduce indebtedness under our Credit Facility by $80 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of the deferred swap obligation.

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

  On November 30, 2007, we issued a press release announcing our results of operations for the three months and nine months ended September 30, 2007. This press release is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q, and its contents are hereby incorporated by reference into this report.

On November 30, 2007, a sixth amendment to the Credit Facility was executed, to be effective November 15, 2007, which set our borrowing base under our Credit Facility at $110.5 million pursuant to our semi-annual redetermination, revised the covenant governing borrowing funds to make distributions, and lowered our borrowing rates. The covenant which prohibited us from making distributions if our borrowings exceeded 80% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 90% of our borrowing base. In addition, the applicable margins on our borrowing base utilization grid were lowered to reflect the following:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

The sixth amendment to the Credit Facility is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and its contents are hereby incorporated by reference into this report.

Item 6.  Exhibits

The Exhibit Index is incorporated herein by reference and lists the exhibits required to be filed by this report by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: December 6, 2007
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Vanguard Natural Resources, LLC
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description

10.1*
Sixth Amendment to Credit Agreement, dated November 15, 2007, by and between Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), Citibank, N.A., as administrative agent and L/C issuer, and the lenders party thereto

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press release issued on November 30, 2007.

99.2**	Registration Statement on Form S-1 (File No. 333-142363) filed by Vanguard Natural Resources, LLC on April 25, 2007.

*	Filed herewith

**	Incorporated by reference