Form 10-K
period 2007-12-31
Vanguard Natural Resources, LLC
filed 2008-03-31
CIK 1384072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33756

Vanguard Natural Resources, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1521161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7700 San Felipe, Suite 485 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 327-2255

Internet Website: www.vnrllc.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Units	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.	Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K or any amendment to this Form 10-K.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of Vanguard Natural Resources, LLC common units held by non-affiliates of the registrant as of March 12, 2008 was approximately $171,424,600 based upon the New York Stock Exchange composite transaction closing price.

As of March 12, 2008, 10,795,000 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement to be furnished to unitholders  in connection with its 2008 Annual Meeting of Unitholders are incorporated by reference in Part III, Items 10-14 of this annual report on Form 10-K for the year ending December 31, 2007 (“this Annual Report”).

Vanguard Natural Resources, LLC

Forward Looking Statements

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to the production of oil and gas, product prices, oil and gas reserves, drilling and completion results, capital expenditures and other such matters. These statements relate to events and/or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or the industry in which we operate to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under Item 1A “Risk Factors” and those described elsewhere in this report.

In some cases, you can identify forward-looking statements by our use of terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

•                  the volatility of realized natural gas and oil prices;

•                  the conditions of the capital markets, interest rates, availability of credit facilities to support business requirements, liquidity and general economic conditions;

•                  the discovery, estimation, development and replacement of oil and natural gas reserves;

•                  our business and financial strategy;

•                  our drilling locations;

•                  technology;

•                  our cash flow, liquidity and financial position;

•                  our production volumes;

•                  our operating expenses, general and administrative costs, and finding and development costs;

•                  the availability of drilling and production equipment, labor and other services;

•                  our future operating results;

•                  our prospect development and property acquisitions;

•                  the marketing of oil and natural gas;

•                  competition in the oil and natural gas industry;

•                  the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•                  governmental regulation of the oil and natural gas industry;

•                  environmental regulations;

•                  developments in oil-producing and natural gas producing countries; and

•                  our strategic plans, objectives, expectations and intentions for future operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform prior statements to actual results.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a publicly traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders, and over time to increase our quarterly cash distributions. Our properties are located in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee, and the Permian Basin, primarily in West Texas and Southeastern New Mexico.

We completed our initial public offering, or “IPO”, on October 29, 2007, and our common units, representing limited liability company interests, are listed on the NYSE Arca, Inc. under the symbol “VNR.”

On April 18, 2007 but effective January 5, 2007 our Predecessor was separated in the Restructuring into our operating subsidiary and Vinland Energy Eastern, LLC, an affiliate of Mr. Majeed S. Nami, who together with certain of his affiliates and related persons, is our largest unitholder. As part of the separation, we retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres, which accounted for approximately 25% of our estimated proved reserves as of December 31, 2007, and a contract right to receive approximately 99% of the net proceeds from the sale of production from certain producing oil and gas wells, which accounted for approximately 4.5% of our estimated proved reserves as of December 31, 2007. In the separation, Vinland was conveyed the remaining 60% of our Predecessor’s working interest in the known producing horizons in this acreage, and 100% of our Predecessor’s working interest in depths above and 100 feet below our known producing horizons. Vinland acts as the operator of our existing wells in Appalachia and all of the wells that we drill in this area. The separation was effected to facilitate our formation, as we are a company focused on lower risk production, development and exploitation opportunities, while Vinland pursues higher capital intensive development, exploitation and exploration opportunities. Our working interest in any particular well in our drilling program will vary based on the lease or leases on which such well is located and the participation of any minority owners in the drilling of such wells.

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. In this purchase, we acquired working interests in 390 gross wells (67 net wells), 49 of which we operate. With respect to operations, we have established two district offices, one in Lovington, New Mexico and the other in Christoval, Texas to manage these assets. Our operating focus will be on maximizing existing production and looking for complementary acquisitions that we can add to this operating platform. With this acquisition, based on internal reserve estimates, we acquired 4.4 million barrels of oil equivalent, 83% of which is oil and 90% of which is proved developed producing. The current net production attributable to this purchase is approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is 15 years. With the closing of this acquisition, our daily production and total reserves increased approximately 40%. The effects of this acquisition are not reflected in the reserves, cash flows and other financial and operating information described below as of December 31, 2007 due to the acquisition closing on January 31, 2008.

At December 31, 2007, we owned working interests in 943 gross (825 net) productive wells and our average net production for the year ended December 31, 2007 was 11,610 Mcfe per day. We also have a 40% working interest in approximately 104,000 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Vinland, an independent energy company that was formed by our Predecessor in connection with the separation of our Predecessor into our operating subsidiary and Vinland, owns the remaining 60% working interest in this acreage, as well as a 100% working interest in depths above and 100 feet below our known producing horizons and is the operator of our existing wells and all of the wells that we will drill in Appalachia. Approximately 25%, or 16.3 Bcfe, of our estimated proved reserves as of December 31, 2007 were attributable to this 40% working interest. In addition, we own a contract right to receive approximately 99% of the net proceeds from the sale of production from certain oil and gas wells located in Bell and Knox Counties, Kentucky, which accounted for approximately 4.5% of our estimated proved reserves as of December 31, 2007. Our estimated proved reserves at December 31, 2007 were 67.1 Bcfe, of which approximately 97% were natural gas and 75% were classified as proved developed. Our properties, including our 40% working interest in approximately 104,000 gross undeveloped acres, fall within an approximate 750,000 acre area, which we refer to in this Annual Report as the “area of mutual interest,” or AMI. We have agreed with Vinland until January 1, 2012 to offer the other the right to participate in any acquisition, exploitation and development opportunities that arise in the AMI, subject however to Vinland’s right to consummate up to two acquisitions with a purchase price of $5.0 million or less annually without a requirement to offer us the right to participate in such acquisitions.

Our average proved reserves-to-production ratio, or average reserve life, is approximately 16 years based on our proved reserves as of December 31, 2007 and our production for the year ended December 31, 2007. During 2007, we drilled 83 gross wells and as of December 31, 2007, we had identified 326 additional proved undeveloped drilling locations and over 217 other drilling locations on our leasehold acreage. Pursuant to a participation agreement that we have entered into with Vinland, Vinland generally has control over our drilling program in Appalachia and has the sole right to determine which wells are drilled in Appalachia until January 1, 2011. During this period, we will meet with Vinland on a quarterly basis to review Vinland’s proposal to drill not less than 25 nor more than 40 gross wells, in which we will own a 40% working interest, in any quarter. Up to 20% of the proposed wells may be carried over and added to the wells to be drilled in the subsequent quarter, provided that Vinland is required to drill at least 100 gross wells per calendar year. If Vinland proposes the drilling of less than 25 gross wells in any quarter, we have the right to propose the drilling of up to a total of 14 net wells, in which we will own a 100% working interest, in a given quarterly period. If either party elects not to participate in the drilling of the proposed wells or future operations with respect to drilled wells, such party forfeits all right, title and interest in the natural gas and oil production that may be produced from such wells. The participation agreement will remain in place for four years and shall continue thereafter on a year to year basis until such time as either party elects to terminate the agreement. The obligations of the parties with respect to the drilling program described above will expire in three years, after which we each will have the right to propose the drilling of wells within the AMI and offer participation in such proposed drilling to the other party and if either party elects not to participate in such proposed drilling or future operations with respect to drilled wells, such party forfeits all right, title and interest in the natural gas and oil production that may be produced from such wells.

As used in this Annual Report on Form 10-K, unless we indicate otherwise: (1) “Vanguard Natural Resources, LLC,” “Vanguard,” “we,” “our,” “us” or like terms when used with respect to periods prior to completion of the separation of our operating company and Vinland, or the Restructuring, refer to our Predecessor and, when used with respect to periods after completion of the Restructuring, refer to Vanguard Natural Resources, LLC and its subsidiaries, (2) “Vinland” refers to Vinland Energy, LLC, a Delaware limited liability company that is affiliated with our largest unitholder, and its affiliates and subsidiaries, (3) “Nami” refers to Majeed S. Nami who owns a 90% interest in Vinland and, together with certain of his affiliates and related persons, owns approximately a 27.1% membership interest in us, and (4) “our operating company” or “our Predecessor” refers to Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC).

Business Strategies

Our primary business objective is to provide stable cash flows allowing us to make quarterly cash distributions to our unitholders, and over the long-term to increase the amount of our future distributions by executing the following business strategies:

•        In the Appalachian basin, work with Vinland to operate our producing properties and maintain production through the development of our large existing leasehold within our area of mutual interest;

•        Make accretive acquisitions of natural gas and oil properties in the known producing basins of the continental United States characterized by a high percentage of producing reserves, long-lived, stable production and step-out development opportunities;

•    Maintain a conservative capital structure to ensure financial flexibility for opportunistic acquisitions; and

•    Hedge to reduce the volatility in our revenues resulting from changes in natural gas and oil prices.

Our Relationship with Vinland

General.   We believe that one of our principal strengths is our relationship with Vinland. Majeed S. Nami owns 90% of Vinland and Nami and certain of his affiliates and related persons own a 27.1% membership interest in us. Vinland’s senior management team has an average of approximately 25 years of experience operating in the Appalachian Basin and has operated our assets on behalf of our Predecessor in southeast Kentucky and northeast Tennessee since 1999. Since its formation in 1999 through the acquisition of producing properties from American Resources until the Restructuring, Vinland’s management team grew our Predecessor through the drilling and completion of over 470 gross productive wells as well as through the acquisition of various producing properties. From 2004 through December 31, 2006, our Predecessor added an estimated 21.4 Bcfe of proved natural gas and oil reserves through drilling activities. As of December 31, 2007, Vinland operated substantially all of our wells in Appalachia. As of December 31, 2007 after giving effect to the Restructuring described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Restructuring Plan, Vinland had assets consisting of production from their 60% working interest in new wells drilled in 2007, a 60% working interest in approximately 95,000 gross undeveloped acres in the AMI, interests in an additional 125,000 undeveloped acres and certain coalbed methane gas rights located in the Appalachian Basin, the rights to any natural gas and oil located on our acreage at depths above and 100 feet below our known producing horizons and certain gathering and compression assets. Vinland intends to rely on contributions from Nami to fund its proportionate share of our drilling program but Nami has no obligation to make such contributions to Vinland.

Acquisition of Assets.   A principal component of our business strategy is to grow our asset base and production through the accretive acquisitions of natural gas and oil properties characterized by long-lived, stable production. Vinland’s business strategy is to develop and divest natural gas and oil properties, generally every 12 to 24 months. Vinland’s management team has a track record of acquiring developed and undeveloped natural gas and oil properties in the Appalachian Basin. Vinland is currently undertaking several other natural gas and oil exploration and production projects in Appalachia within and outside of the AMI that are targeting both conventional and unconventional natural gas and oil reserves, including coalbed methane gas. Currently there is minimal production from these projects and all of these projects are outside of the AMI with Vinland. As Vinland develops these projects to the point of commercial production, and potentially other undeveloped properties that it may acquire in the future, it is likely these properties will have characteristics of properties suitable for us and our business strategies. We believe that the complementary nature of Vinland’s and our business strategies, the proximity of our respective asset bases, Nami’s significant equity interest in us and our right to make a first offer on future sales by Vinland of properties located within our area of mutual interest will provide us with a number of acquisition opportunities from Vinland in the future. Pursuant to the participation agreement that we have entered into with Vinland, Vinland provides us with a right of first offer with respect to the sale by Vinland of any of its natural gas and oil properties within our area of mutual interest. However, Vinland has no obligation or commitment to sell any such properties to us, and can be expected to act in a manner that is beneficial to its interests.

Participation Agreement. Pursuant to a participation agreement that we have entered into with Vinland, Vinland has general control over our drilling program in Appalachia and has the sole right to determine which wells are drilled until January 1, 2011. During this period, we will meet with Vinland on a quarterly basis to review Vinland’s proposal to drill not less than 25 nor more than 40 gross wells, in which we will own a 40% working interest, in any quarter. Up to 20% of the proposed wells may be carried over and added to the wells to be drilled in the subsequent quarter, provided that Vinland is required to drill at least 100 gross wells per calendar year. If Vinland proposes the drilling of less than 25 gross wells in any quarter, we have the right to propose the drilling of up to a total of 14 net wells during such quarter, in which we will own a 100% working interest. If either party elects not to participate in the drilling of the proposed wells or future operations with respect to drilled wells, such party forfeits all right, title and interest in the natural gas and oil production that may be produced from such wells. The participation agreement will remain in place for four years and shall continue thereafter on a year to year basis until such time as either party elects to terminate the agreement. The obligations of the parties with respect to the drilling program described above will expire in three years.

Operation and Development of Assets.   Effective as of January 5, 2007, we entered into various agreements with Vinland, under which we rely on Vinland to operate our existing producing wells in Appalachia and coordinate our development drilling program in Appalachia. We expect to benefit from the substantial development and operational expertise of Vinland’s management in the Appalachian Basin. Pursuant to the participation agreement that we have entered into with Vinland, Vinland has control over our drilling program in Appalachia and has the sole right to determine which wells are proposed to be drilled in Appalachia.

Under a management services agreement, Vinland will advise and consult with us regarding all aspects of our production and development operations and provide us with administrative support services as necessary for the operation of our business. Vinland may, but does not have any obligation to, provide us with acquisition services under the management services agreement. While Vinland is not obligated to provide us with acquisition services, we expect that our mutually beneficial relationship will provide them with an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash.

Gathering and Compression.   Under a gathering and compression agreement that we entered into with Vinland, Vinland gathers, compresses, delivers and provides the services necessary for us to market our natural gas production in the area of mutual interest. Vinland delivers our natural gas production to certain designated interconnects with third-party transporters. We pay Vinland a fee of $0.25 per Mcf, plus our proportionate share of fuel and line loss for producing wells as of January 5, 2007. For all wells drilled after January 5, 2007, we pay Vinland a fee of $0.55 per Mcf, plus our proportionate share of fuel and line loss. The gathering and compression rates will increase by 11% on January 1, 2011, and shall be adjusted annually thereafter based on a published wage index adjustment factor.

Vinland gathers 100% of our current production in Appalachia and we expect Vinland will gather 100% of the wells we expect to drill in Appalachia during 2008. Vinland’s network of natural gas gathering systems permits us to transport production from our wells with fewer interruptions and also minimizes any delays associated with a non-affiliated gathering company extending its lines to our wells. We expect that our relationship with Vinland will enable us to realize:

•    faster connection of newly drilled wells to the gathering system;

•    control compression costs and fuel use;

•    control the monthly nominations on the receiving pipelines to prevent imbalances and penalties; and

•    closely track sales volumes and receipts to assure all production values are realized.

We also assumed certain transportation agreements that Vinland had with Delta Natural Gas with respect to volumes of gas produced in Kentucky. Delta receives gas from various interconnects with Vinland and redelivers said volumes to Columbia Gas Transmission. We currently pay Delta $0.27 per MMBtu plus a fuel charge equal to 2% of volume for this transportation service.

In addition, we assumed a right to 7,000 MMBtu/day of firm transportation that Vinland had on the Columbia Gas Transmission system. We currently pay Columbia Gas $0.22 per MMBtu plus a fuel charge equal to 2% of volume for this firm transportation right. This volume was approximately 49% of our total 2007 actual production in Appalachia.

While our relationship with Vinland is a significant strength, it is also a source of potential conflicts. For example, neither Vinland, nor any of its affiliates, is restricted from competing with us. Vinland or its affiliates may acquire or invest in natural gas and oil properties or other assets outside of the area of mutual interest in the future without any obligation to offer us the opportunity to purchase or own interests in those assets. For example, Vinland is currently undertaking several other natural gas and oil exploration and production projects in Appalachia within and outside of the AMI that are targeting both conventional and unconventional natural gas and oil reserves, including coalbed methane gas.

Natural Gas and Oil Prices

The Appalachian Basin is a mature producing region with well known geologic characteristics. Reserves in the Appalachian Basin typically have a high degree of step-out development success; that is, as development progresses, reserves from newly completed wells are reclassified from the proved undeveloped to the proved developed category and additional adjacent locations are added to proved undeveloped reserves. As a result, the cumulative amount of total proved reserves tends to increase as development progresses. Wells in the Appalachian Basin generally produce little or no water, contributing to a low cost of operation. In addition, most wells produce dry natural gas, which does not require processing. Natural gas produced in the Appalachian Basin typically sells for a premium to New York Mercantile Exchange, or “NYMEX”, natural gas prices due to the proximity to major consuming markets in the northeastern United States. For the year ended December 31, 2007, the average premium over NYMEX for natural gas delivered to our primary delivery points in the Appalachian Basin on the Columbia Gas Transmission system was $0.26 per MMBtu. In addition, most of our natural gas production has historically had a high Btu content, resulting in an additional premium to NYMEX natural gas prices. For the year ended December 31, 2007, our average realized natural gas prices (before hedging), represented a $1.29 per Mcfe premium to NYMEX natural gas prices, which accounts for both the basis differential and the Btu adjustments.

In the Permian Basin, most of our gas production is casinghead gas produced in conjunction with our oil production.  Casinghead gas typically has a high Btu content and requires processing prior to sale to third parties. We have a number of processing agreements in place with gatherers/processors of our casinghead gas and we share in the revenues associated with processing depending on the terms of the various agreements. We expect that the revenues from the sale of cashinghead gas plus our share of the revenues from the sale of natural gas liquids will result in a realized price per Mcf of gas produced equal to the NYMEX natural gas price.

Our oil production, both in Appalachia and the Permian Basin is sold under month to month sales contracts with purchasers that take delivery of the oil volumes at the tank batteries adjacent to the producing wells. Our pricing for oil sales is based on the monthly average of the West Texas Intermediate Price, or “WTI”, as posted for the various regions and published by Plains Marketing, LP, ConocoPhillips or a similar large purchaser of oil, less a transportation or quality differential which corresponds to the field location or type of oil being produced. In Appalachia, we have historically received the average WTI price less $8.00. In the Permian Basin, we expect to receive the average WTI price less $5.00.

We enter into derivative transactions in the form of hedging arrangements to reduce the impact of natural gas and oil price volatility on our cash flow from operations. Currently, we use fixed-price swaps and NYMEX collars and put options to hedge natural gas and oil prices. By removing the price volatility from a significant portion of our natural gas and oil production, we have mitigated, but not eliminated, the potential effects of fluctuation in natural gas and oil prices on our cash flow from operations. For a description of our derivative positions, please read “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations.”

Natural Gas and Oil Data

Proved Reserves

The following table presents our estimated net proved natural gas and oil reserves and the present value of the estimated proved reserves at December 31, 2007, based on a reserve report prepared by Netherland, Sewell & Associates, Inc., or “NSAI”. The estimate of net proved reserves has not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission, or “SEC”,  in connection with this Annual Report. The Standardized Measure value shown in the table is not intended to represent the current market value of our estimated natural gas and oil reserves.

As of December 31, 2007
Reserve Data:
Estimated net proved reserves:
Natural gas (Bcf)	65.1
Crude oil (MBbls)	336
Total (Bcfe)	67.1
Proved developed (Bcfe)	50.3
Proved undeveloped (Bcfe)	16.8
Proved developed reserves as % of total proved reserves	75%
Standardized measure (in millions)(1)	$151.0
Representative Natural Gas and Oil Prices(2):
Natural gas—Spot Henry Hub per MMBtu	$6.79
Oil—Spot WTI per Bbl	$92.50

(1)   Does not give effect to hedging transactions. For a description of our hedging transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations.”

(2)   Natural gas and oil prices as of period end are based on NYMEX prices per MMBtu and Bbl at such date, with these representative prices adjusted by field to arrive at the appropriate net price.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production.

The data in the above table represents estimates only. Natural gas and oil reserve engineering is inherently a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of natural gas and oil that are ultimately recovered. Please read “Item 1A—Risk Factors.”

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standard Board pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

From time to time, we engage NSAI to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither NSAI nor any of their respective employees has any interest in those properties and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2007, we paid NSAI approximately $75,000 for all reserve and economic evaluations.

Production and Price History

The following table sets forth information regarding net production of natural gas and oil and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	Vanguard		Vanguard Predecessor
	2007		2006	2005
Net Production:
Total realized production (MMcfe)	4,238		4,378	3,894
Average daily production (Mcfe/d)	11,610		11,995	10,669
Average Realized Sales Prices ($ per Mcfe):
Average sales prices (including hedges)	$8.99	(a)	$8.22	$7.77
Average sales prices (excluding hedges)	$8.15		$8.72	$10.35
Average Unit Costs ($ per Mcfe):
Production costs	$1.68		$1.52	$1.50
Selling, general and administrative expenses	$0.83	(b)	$1.19	$1.53
Depreciation, depletion and amortization	$2.12		$1.97	$1.59

(a)        Excludes premiums paid on settled derivatives.

(b)       Includes $2.1 million ($0.51/Mcfe) of non-cash compensation expense.

Productive Wells

The following table sets forth information at December 31, 2007 relating to the productive wells in Appalachia in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas Wells
	Gross	Net
Operated	—	—
Non-operated	943	825
Total	943	825

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2007 relating to our leasehold acreage in Appalachia.

	Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage
	Gross(3)	Net(4)	Gross(3)	Net(4)	Gross	Net
Operated	—	—	—	—	—	—
Non-operated	18,900	17,904	103,861	43,704	122,761	61,608

(1)   Developed acres are acres spaced or assigned to productive wells.

(2)   Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

(3)   A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(4)        A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity

Most of our wells in Appalachia are relatively shallow, ranging from 2,500 to 5,500 feet, and drill through as many as ten potential producing zones. Many of our wells are completed to multiple producing zones and production from these zones may be commingled. Our average well in Appalachia takes 10 days to drill and is expected to have an average cost of $250,000 in 2008. Most of our wells are producing and connected to a pipeline within 30 days after completion. In general, our producing wells have stable production profiles and long-lived production, often with total projected economic lives in excess of 50 years. Once drilled and completed, operating and maintenance requirements for producing wells in the Appalachian Basin are generally low and only minimal, if any, capital expenditures are required.

In the Permian Basin acquisition, we acquired four development drilling locations that we intend to drill, at least two of which are planned to be drilled in 2008. These projected wells range in depth from 8,000 to 11,000 feet and target multiple producing horizons.  These wells are estimated to each cost between $0.7 million to $1.0 million to drill and complete, depending on the total depth targeted.

Since formation of our Predecessor in 1999, Vinland has drilled over 553 wells on our properties, substantially all of which were completed and placed on production. As the operator of our properties, Vinland currently utilizes three drilling rigs that are under contract for our 2008 drilling program. In 2007, we drilled 83 gross wells. As of December 31, 2007, we had identified 326 additional proved undeveloped drilling locations and over 217 other drilling locations in this area. In 2008, we have budgeted $13.0 million for the participation of the drilling of approximately 130 gross wells (52 net wells), all of which will be operated by Vinland. Of those 130 wells, we estimate that 120 will be located in Kentucky and 10 will be located in Tennessee. As successful development wells in the Appalachian Basin frequently result in the reclassification of adjacent lease acreage from unproved to proved, we expect that a significant number of our unproved drilling locations will be reclassified as proved drilling locations prior to the actual drilling of these locations.

We intend to concentrate our drilling activity on lower risk, development properties. The number and types of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well and the estimated recoverable reserves attributable to each well.

The following table sets forth information with respect to wells completed during the years ended December 31, 2007, 2006 and 2005. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	Vanguard	Vanguard Predecessor
	2007	2006	2005
Gross wells:
Productive	82	100	120
Dry	1	—	—
Total	83	100	120
Net Development wells:
Productive	33	96	111
Dry	—	—	—
Total	33	96	111
Net Exploratory wells:
Productive	—	4	9
Dry	—	—	—
Total	—	4	9

Operations

General

Effective as of January 5, 2007, we entered into various agreements with Vinland, under which we rely on Vinland to operate our existing producing wells and coordinate our development drilling program in Appalachia. Pursuant to a participation agreement that we have entered into with Vinland, Vinland generally has control over our drilling program in Appalachia and has the sole right to determine which wells are drilled in Appalachia until January 1, 2011. During this period, we will meet with Vinland on a quarterly basis to review Vinland’s proposal to drill not less than 25 nor more than 40 gross wells, in which we will own a 40% working interest, in any quarter. Up to 20% of the proposed wells may be carried over and added to the wells to be drilled in the subsequent quarter, provided that Vinland is required to drill at least 100 gross wells per calendar year. If Vinland proposes the drilling of less than 25 gross wells in any quarter, we have the right to propose the drilling of up to a total of 14 net wells, in which we will own a 100% working interest, in a given quarterly period. If Vinland drills its minimum commitment during the four year period, we do not have the ability to drill our own additional wells in the AMI. If either party elects not to participate in the drilling of the proposed wells or future operations with respect to drilled wells, such party forfeits all right, title and interest in the natural gas and oil production that may be produced from such wells. The participation agreement will remain in place for four years and shall continue thereafter on a year to year basis until such time as either party elects to terminate the agreement. The obligations of the parties with respect to the drilling program described above will expire in three years, after which we each will have the right to propose the drilling of wells within the AMI and offer participation in such proposed drilling to the other party and if either party elects not to participate in such proposed drilling or future operations with respect to drilled wells, such party forfeits all right, title and interest in the natural gas and oil production that may be produced from such wells.

Under a management services agreement, Vinland will advise and consult with us regarding all aspects of our production and development operations, and provide us with administrative support services as necessary for the operation of our business in Appalachia.

Principal Customers

For the year ended December 31, 2007, sales of natural gas to North American Energy Corporation, Osram Sylvania, Inc.,  Dominion Field Services, Inc., BP Energy Company and Eagle Energy Partners, LLC accounted for approximately 41%, 16%, 13%, 11% and 11%, respectively, of our total revenues. Our top five purchasers during the year ended December 31, 2007, therefore accounted for 92% of our total revenues. To the extent these and other customers reduce the volumes of natural gas that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline. However, if we were to lose a customer, we believe we could identify a substitute purchaser in a timely manner.

Hedging Activities

We enter into hedging arrangements to reduce the impact of natural gas and oil price volatility on our cash flow from operations. Currently, we use a combination of fixed-price swaps and NYMEX collars and put options to hedge natural gas and oil prices. Our derivative contracts in place for periods subsequent to December 31, 2007 hedge our expected production as follows:

		Natural Gas				Oil
	Production	Collars		Puts	Swaps	Swaps
	Hedged (Mcfe)	Floor – Ceiling ($/MMBtu)		Floor ($/MMBtu)	Price ($/MMBtu)	Price ($/Bbl)
Production Period:
2008	6,322,500	$7.50 – 9.07	(1)	$7.50	$9.00	$90.30
2009	5,586,185	$7.50 – 9.00		$7.50	$8.85	$87.23
2010	4,103,140	$8.00 – 9.30		$—	$8.76	$85.65
2011	3,103,512	$—		$—	$7.15	$85.50
2012	864,000	$—		$—	$—	$80.00

(1)          Ceiling price for 700,000 MMBtu of production from March to September 2008 is $9.00/MMBtu and for 300,000 MMBtu of production from October to December 2008 is $9.25/MMBtu.

We have also entered into interest rate swaps, which require payment to or from the counterparty based upon the differential between two rates for a predetermined contractual amount. This hedging activity converts a floating interest rate to a fixed interest rate and is intended to manage our exposure to interest rate fluctuations.

The following summarizes information concerning our positions in open interest rate swaps applicable to periods subsequent to December 31, 2007.

	Principal	Fixed Libor
	Balance	Rates
Period:
January 1, 2008 to December 10, 2010	$20,000,000	3.88%
January 31, 2008 to January 31, 2011	$30,000,000	3.00%
March 31, 2008 to March 31, 2011	$10,000,000	2.66%

Competition

The natural gas and oil industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, leasing acreage, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staff substantially larger than ours or a different business model. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial, technical or personnel resources will permit.

We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the natural gas and oil industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program. Vinland diversifies suppliers to help manage such shortages.

Competition is also strong for attractive natural gas producing properties, undeveloped leases and drilling rights, and we cannot assure unitholders that we will be able to compete satisfactorily when attempting to make further acquisitions.

Title to Properties

As is customary in the natural gas and oil industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, however, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We will not commence drilling operations on a property until we have cured any material title defects on such property. Prior to completing an acquisition of producing natural gas and oil leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, we have obtained title opinions on a significant portion of our natural gas and oil properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the natural gas and oil industry. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, customary royalty interests, contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for taxes not yet payable and other burdens, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties, or will materially interfere with our use of these properties in the operation of our business.

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in certain areas of the Appalachian region and, as a result, we generally perform the majority of our drilling during the summer months. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations. Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas consumers utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

Environmental Matters and Regulation

General.   Our business involving the acquisition, development and exploitation of natural gas and oil properties is subject to extensive and stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These operations are subject to the same environmental laws and regulations as other similarly situated companies in the natural gas and oil industry. These laws and regulations may:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•        require remedial measures to prevent pollution from historical and ongoing operations, such as pit closure and plugging of abandoned wells;

•        impose substantial liabilities for pollution resulting from our operations; and

•        with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry could have a significant impact on our operating costs. We believe that operation of our wells is in substantial compliance with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict how future environmental laws and regulations may impact our properties or the operations. For the year ended December 31, 2007, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. As of the date of this Annual Report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2008 or that will otherwise have a material impact on our financial position or results of operations.

Environmental laws and regulations that could have a material impact on our operations as well as the natural gas and oil exploration and production industry in general include the following:

National Environmental Policy Act.   Natural gas and oil exploitation and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or “NEPA”. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Our current exploitation and production activities, as well as proposed exploitation and development plans, on federal lands require governmental permits or similar authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit the development of natural gas and oil projects.

Waste Handling.   The Resource Conservation and Recovery Act, as amended, or “RCRA”, and comparable state laws, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” as well as the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency, or “EPA”, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. While drilling fluids, produced waters, and many other wastes associated with the exploitation, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions of the RCRA, there is no assurance that the EPA or individual states will not in the future adopt more stringent and costly requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous. We believe that we are in substantial compliance with the requirements of RCRA and related state and local laws and regulations. Although we do not believe the current costs of managing wastes generated by operation of our wells to be significant, any legislative or regulatory reclassification of natural gas and oil exploitation and production wastes could increase our costs to manage and dispose of such wastes.

Hazardous Substance Releases.   The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA”, or “Superfund,” and analogous state laws, impose joint and several liability, without regard to fault or legality of conduct, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While materials are generated in the course of operation of our wells that may be regulated as hazardous substances, we have not received any pending notifications that we may be potentially responsible for cleanup costs under CERCLA.

We currently own, lease, or have a non-operating interest in numerous properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that operating and waste disposal practices have been used that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges.   The Federal Water Pollution Control Act, as amended, or “Clean Water Act”, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into state waters as well as waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe we are in substantial compliance with the requirements of the Clean Water Act.

Air Emissions.   The Clean Air Act, as amended, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe that we are in substantial compliance with the requirements of the Clean Air Act.

OSHA.   We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or “OSHA”, and comparable state statutes. The OSHA hazard communication standard, EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with the applicable requirements of OSHA.

Global Warming and Climate Control.  In response to recent studies suggesting that emissions of certain gases, referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions.  One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a “cap and trade” scheme of regulation of greenhouse gas emissions — a ban on emissions above a defined reducing annual cap. Covered parties will be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market.  Debate and a possible vote on this bill by the full Senate are anticipated to occur before mid-year 2008. In addition, at least one-third of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of fuels (e.g., natural gas or oil) we produce.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA and certain provisions of the Clean Air Act, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has publicly stated its goal of issuing a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels but the timing for issuance of this proposed rule is unsettled as the agency reviews its mandates under the Energy Independence and Security Act of 2007, which includes expanding the use of renewable fuels and raising the corporate average fuel economy standards. The Court’s holding in the Massachusetts decision that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain CAA programs. New federal or state laws requiring adoption of a stringent greenhouse gas control program or imposing restrictions on emissions of carbon dioxide in areas of the United States in which we conduct business could adversely affect our cost of doing business and demand for our natural gas and oil.

Other Regulation of the Natural Gas and Oil Industry

The natural gas and oil industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the natural gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including natural gas and oil facilities. Our operations may be subject to such laws and regulations. If in the future one or more of our facilities becomes subject to such legislation, then the cost to comply with such law could be substantial.

Drilling and Production.   Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural Gas Regulation.   The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission, or “FERC”.

Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

In August 2005, Congress enacted the Energy Policy Act of 2005, or “EP Act 2005”. Among other matters, EP Act 2005 amends the Natural Gas Act, or “NGA”, to make it unlawful for any entity, as defined in the EP Act 2005, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services regulated by the FERC that violates the FERC’s rules. On January 19, 2006, the FERC issued rules implementing the provision of the EP Act of 2005. The rules make it unlawful for any entity, directly or indirectly, to use or employ any device, scheme, or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC. The EP Act 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. While the EP Act 2005 reflects a significant expansion of the FERC’s enforcement authority, we do not anticipate that we will be affected by the EP Act 2005 any differently than other producers of natural gas.

Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of condensate and natural gas liquids are not currently regulated and are made at market prices.

State Regulation.   The various states regulate the drilling for, and the production, gathering and sale of, natural gas and oil, including imposing severance taxes and requirements for obtaining drilling permits. For example, currently, a severance tax on natural gas and oil production is imposed at a rate of 4.5%, 3.0% and 3.75% in Kentucky, Tennessee and New Mexico, respectively. Texas currently imposes a 7.5% severance tax on gas production and 4.6% severance tax on oil production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, and to limit the number of wells or locations we can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon the unitholders.

Employees

As of December 31, 2007, we had four full time employees. All of our employees work in our Houston office. Under the management services agreement with Vinland, we will rely on Vinland’s employees to operate our existing producing wells in Appalachia and coordinate our development drilling program in Appalachia. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Offices

We entered into a lease agreement in January 2007 for approximately 2,320 square feet of office space in Houston, Texas. The lease for our Houston office expires in April 2010.

ITEM 1A.   RISK FACTORS

Risks Related to Our Business

We may not have sufficient cash from operations to pay the quarterly distribution on our common units.

We may not have sufficient cash flow from operations each quarter to pay the quarterly distribution. Under the terms of our limited liability company agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our board of directors establishes to provide for future operations, future capital expenditures and future debt service requirements. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas and oil we produce;

•	the demand of our natural gas and oil production;

•	the price at which we are able to sell our natural gas and oil production;

•	the level of our operating costs;

•	our ability to continue our development activities at economically attractive costs;

•	the results of our hedging activities;

•	the level of our interest expense which depends on the amount of our indebtedness and the interest payable thereon; and

•	the level of our capital expenditures.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of our capital expenditures;

•	our ability to make working capital borrowings under our reserve-based credit facility to pay distributions;

•	the cost of acquisitions, if any;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	timing and collectibility of receivables;

•	restrictions on distributions contained in our reserve-based credit facility;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our board of directors for the proper conduct of our business.

As a result of these factors, the amount of cash we distribute in any quarter to our unitholders may fluctuate significantly from quarter to quarter. If we do not achieve our expected operational results or cannot borrow the amounts needed, we may not be able to pay the full, or any, amount of the quarterly distribution, in which event the market price of our common units may decline substantially.

We rely on Vinland, an affiliate of our largest unitholder, to execute our drilling program in Appalachia. If Vinland fails to or inadequately performs, our operations will be disrupted and our costs could increase or our reserves may not be developed, reducing our future levels of production and our cash from operations, which could affect our ability to make cash distributions to our unitholders.

Effective as of January 5, 2007, we entered into various agreements with Vinland, an affiliate of our largest unitholder, under which we rely on Vinland to operate all of our existing producing wells and coordinate our development drilling program in Appalachia. For example, pursuant to a participation agreement that we have entered into with Vinland, Vinland generally has control over our drilling program in Appalachia and has the sole right to determine which wells are drilled until January 1, 2011. Under the agreements, Vinland will also advise and consult with us regarding all aspects of our production and development operations in Appalachia and provide us with administrative support services as necessary or useful for the operation of our business. If Vinland fails to or inadequately performs these functions, our operations in Appalachia will be disrupted and our costs could increase or our reserves may not be developed or properly developed, reducing our future levels of production and our cash from operations, which could affect our ability to make cash distributions to our unitholders.

Natural gas and oil prices are volatile. If commodity prices decline significantly for a temporary or prolonged period, our cash flow from operations may decline and we may have to lower our distributions or may not be able to pay distributions at all.

Our revenue, profitability and cash flow depend upon the prices and demand for natural gas and oil. The natural gas and oil markets are very volatile and a drop in prices can significantly affect our financial results and impede our growth. Changes in natural gas and oil prices have a significant impact on the value of our reserves and on our cash flow. Prices for natural gas and oil may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for natural gas and oil;

•	the price and level of foreign imports;

•	the level of consumer product demand;

•	weather conditions;

•	overall domestic and global economic conditions;

•	political and economic conditions in natural gas and oil producing countries, including those in the Middle East, Africa and South America;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the impact of the U.S. dollar exchange rates on natural gas and oil prices;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity and capacity of natural gas and oil pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

Although we intend to have an ongoing natural gas price hedging strategy, there is no assurance that it will effectively negate the impact of price fluctuations on all of our production. In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2007, the closing price of a calendar month NYMEX natural gas price ranged from a high of $7.59 per MMBtu to a low of $5.84 per MMBtu. If we raise our cash distribution level in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during periods of sustained lower commodity prices.

Unless we replace our reserves, our existing reserves and production will decline, which would adversely affect our cash flow from operations and our ability to make distributions to our unitholders.

Producing natural gas and oil wells extract hydrocarbons from underground structures referred to as reservoirs. Reservoirs contain a finite volume of hydrocarbon reserves referred to as reserves in place. Based on prevailing prices and production technologies, only a fraction of reserves in place can be recovered from a given reservoir. The volume of the reserves in place that is recoverable from a particular reservoir is reduced as production from that well continues. The reduction is referred to as depletion. Ultimately, the economically recoverable reserves from a particular well will deplete entirely and the producing well will cease to produce and will be plugged and abandoned. As a result, unless we are able over the long-term to replace the reserves that are produced, investors in our units should consider the cash distributions that are paid on the units not merely as a “yield” on the units, but as a combination of both a return of capital and a return on investment. Investors in our units will have to obtain the return of capital invested out of cash flow derived from their investments in units during the period when reserves can be economically recovered. Accordingly, we give no assurances that the distributions our unitholders receive over the life of their investment will meet or exceed their initial capital investment.

Our acquisition activities will subject us to certain risks.

On December 21, 2007, we expanded our operations into the Permian Basin of West Texas and Southeastern New Mexico by entering into a Purchase and Sale Agreement with the Apache Corporation.  We spent approximately $78.3 million, after purchase price adjustments, on this acquisition. Any acquisition involves potential risks, including, among other things: the validity of our assumptions about reserves, future production, revenues and costs, including synergies; an inability to integrate successfully the businesses we acquire; a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions; a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions; the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate; the diversion of management’s attention to other business concerns; an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; the incurrence of other significant charges, such as impairment of other intangible assets, asset devaluation or restructuring charges; unforeseen difficulties encountered in operating in new geographic areas; an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes; and customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

If our Permian Basin acquisition or other potential acquisitions do not generate increases in available cash per unit, our ability to make cash distributions to our unitholders could materially decrease.

Vinland controls our drilling program in Appalachia. Vinland has agreed to drill not less than 100 gross wells per calendar year for each of the next three years.

Pursuant to a participation agreement that we have entered into with Vinland, Vinland generally has control over our drilling program in Appalachia and has the sole right to determine which wells are drilled until January 1, 2011. During this period, we will meet with Vinland on a quarterly basis to review Vinland’s proposal to drill not less than 25 nor more than 40 gross wells, in which we will own a 40% working interest, in any quarter. Up to 20% of the proposed wells may be carried over and added to the wells to be drilled in the subsequent quarter, provided that Vinland is required to drill at least 100 gross wells per calendar year. If Vinland proposes the drilling of less than 25 gross wells in any quarter, we have the right to propose the drilling of up to a total of 14 net wells, in which we will own a 100% working interest, in a given quarterly period. If Vinland drills its minimum commitment, we do not have the ability to drill our own additional wells in the AMI. If either party elects not to participate in the drilling of the proposed wells or future operations with respect to drilled wells, such party forfeits all right, title and interest in the natural gas and oil production that may be produced from such wells.

The participation agreement will remain in place for four years and shall continue thereafter on a year to year basis until such time as either party elects to terminate the agreement. The obligations of the parties with respect to the drilling program described above will expire in three years.

A substantial majority of our properties in the Permian Basin are operated by a third party.  Because we do not control the development of the properties we own but do not operate, we may not be able to achieve any production from these properties in a timely manner.

We currently only operate 49 of our 390 gross wells in the Permian Basin.  In addition, we expect that a substantial majority of future wells on our existing Permian Basin properties will be operated by third parties.  As a result, the success and timing of our drilling and development activities on such nonoperated properties depend upon a number of factors, including:

•   the nature and timing of drilling and operational activities;

•   the timing and amount of capital expenditures;

•   the operators’ expertise and financial resources;

•   the approval of other participants in such properties; and

•   the selection of suitable technology.

If drilling and development activities are not conducted on these properties or are not conducted on a timely basis, we may be unable to increase our production or offset normal production declines, which may adversely affect our production, revenues and results of operations.

We could lose our interests in future wells if we fail to participate under our participation and operating agreements with Vinland in the drilling of these wells.

Under the terms of our participation and operating agreements with Vinland, we may elect to forego participation in the future drilling of wells. Should we do so, we will become obligated to transfer without compensation all of our right, title and interest in those wells.

We are exposed to the credit risk of Vinland and any material nonperformance by Vinland could reduce our ability to make distributions to our unitholders.

Effective January 5, 2007, we entered into several agreements with Vinland pursuant to which Vinland operates all of our existing producing wells in Appalachia and coordinates our development drilling program in Appalachia. In addition, Vinland generally has control over our drilling program in Appalachia and has the sole right to determine which wells are drilled until January 1, 2011. In the event Vinland becomes insolvent or is declared bankrupt, we would have to become the operator of our wells in Appalachia and pursue our own drilling program, which would require additional employees and increased expenses. In addition, there are no restrictions on Nami from selling his ownership in Vinland to a third party that should, but may not perform under our agreements with Vinland. Any material nonperformance under our agreements with Vinland could materially and adversely impact our ability to operate and make distributions to our unitholders.

The amount of cash that we have available for distribution to our unitholders depends primarily upon our cash flow and not our profitability.

The amount of cash that we have available for distribution depends primarily on our cash flow, including cash from reserves and working capital or other borrowings, and not solely on our profitability, which is affected by non-cash items. As a result, we may be unable to pay distributions even when we record net income, and we may pay distributions during periods when we incur net losses.

Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

No one can measure underground accumulations of natural gas in an exact way. Natural gas reserve engineering requires subjective estimates of underground accumulations of natural gas and assumptions concerning future natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Independent petroleum engineers prepare estimates of our proved reserves. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, we make certain assumptions regarding future natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. For example, if natural gas prices decline by $1.00 per MMBtu, the standardized measure of our proved reserves as of December 31, 2007 would decrease from $151.0 million to $120.0 million, based on price sensitivity generated from an internal evaluation. Our standardized measure is calculated using unhedged natural gas prices and is determined in accordance with the rules and regulations of the SEC. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas we ultimately recover being different from our reserve estimates.

Additionally, the estimates of reserves for the properties we own in the Permian Basin are only internal estimates and have not been reviewed by our independent petroleum engineers and they may disagree with our estimates.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves.

We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of the estimate. However, actual future net cash flows from our natural gas properties will be affected by factors such as:

•        supply of and demand for natural gas;

•        actual prices we receive for natural gas;

•        our actual operating costs in providing natural gas;

•        the amount and timing of our capital expenditures;

•        the amount and timing of actual production; and

•        changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to unitholders.

Our operations require substantial capital expenditures, which will reduce our cash available for distribution. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our reserves and adversely affect our ability to make distributions to our unitholders.

The natural gas and oil industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of natural gas reserves. These expenditures will reduce our cash available for distribution. We intend to finance our future capital expenditures with cash flow from operations and our financing arrangements. Our cash flow from operations and access to capital are subject to a number of variables, including:

•        our proved reserves;

•        the level of natural gas and oil we are able to produce from existing wells;

•        the prices at which our natural gas and oil is sold; and

•        our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our reserve-based credit facility decrease as a result of lower natural gas and oil prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to replace or add to our reserves. Our reserve-based credit facility restricts our ability to obtain new debt financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our reserve-based credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves and production and a reduction in our cash available for distribution.

Our business depends on gathering and compression facilities owned by Vinland and transportation facilities owned by Delta Natural Gas, Columbia Gas Transmission and other third-party transporters and we rely on Vinland to gather and deliver our natural gas to certain designated interconnects with third-party transporters.

Any limitation in the availability of those facilities or delay in providing interconnections to newly drilled wells would interfere with our ability to market the natural gas we produce and could reduce our revenues and cash available for distribution.

Effective as of January 5, 2007, we entered into a gathering and compression agreement with Vinland. Pursuant to this agreement, Vinland gathers, compresses, delivers and provides the services necessary for us to market our natural gas production in the area of mutual interest. Vinland delivers our natural gas production to certain designated interconnects with third-party transporters including Delta Natural Gas and Columbia Gas Transmission. As a result, the marketability of our natural gas production depends in part on the availability, proximity and capacity of Vinland’s, Delta’s, and Columbia’s pipeline systems. The amount of natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, compression or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell the natural gas production from these wells until the necessary gathering and transportation systems are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering, compression and transportation facilities, could reduce our revenues and cash available for distribution. Finally, if we drill wells in locations that are not serviced by Vinland’s gathering pipelines, we may need to contract with a third-party to deliver our production which may not be as favorable to us as our agreement with Vinland.

Future price declines may result in a write-down of our asset carrying values.

Lower natural gas and oil prices may not only decrease our revenues, but also reduce the amount of natural gas and oil that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carry amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our reserve-based credit facility, which may affect our ability to fund our operations and acquire additional reserves, which may adversely affect our ability to make cash distributions to our unitholders.

We depend on certain key customers for sales of our natural gas. To the extent these and other customers reduce the volumes of natural gas they purchase from us, our revenues and cash available for distribution could decline.

For the year ended December 31, 2007, sales of natural gas to North American Energy Corporation, Osram Sylvania, Inc., Dominion Field Services, Inc., BP Energy Company and Eagle Energy Partners, LLC accounted for approximately 41%, 16%, 13%, 11% and 11%, respectively, of our total revenues. Our top five purchasers during the year ended December 31, 2007, therefore accounted for 92% of our total revenues. To the extent these and other customers reduce the volumes of natural gas that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline.

Because we handle natural gas and other petroleum products, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

The operations of our wells are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example:

•        the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•        the federal Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•        RCRA and comparable state laws that impose requirements for the handling and disposal of waste from our facilities; and

•        CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent hazardous substances for disposal.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, the federal Oil Pollution Act and analogous state laws and implementing regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or wastes have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property or natural resource damage allegedly caused by the release of hazardous substances or other waste products into the environment.

We may incur significant environmental costs and liabilities due to the nature of our business and the hazardous substances and wastes associated with operation of the wells. For example, an accidental release of petroleum hydrocarbons from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, property and natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance. Please read “Item 1—Business—Operations—Environmental Matters and Regulation.”

Our future distributions and proved reserves will be dependent upon the success of our efforts to prudently acquire, manage and develop natural gas and oil properties that conform to the acquisition profile described in this Annual Report.

In addition to ownership of the properties currently owned by us, unless we acquire properties in the future containing additional proved reserves or successfully develop proved reserves on our existing properties, our proved reserves will decline as the reserves attributable to the underlying properties are produced. In addition, if the costs to develop or operate our properties increase, the estimated proved reserves associated with properties will be reduced below the level that would otherwise be estimated. We will manage and develop our properties, and the ultimate value to us of such properties which we acquire will be dependent upon the price we pay and our ability to prudently acquire, manage and develop such properties. As a result, our future cash distributions will be dependent to a substantial extent upon our ability to prudently acquire, manage and develop such properties.

Suitable acquisition candidates may not be available on terms and conditions that we find acceptable, and acquisitions pose substantial risks to our businesses, financial conditions and results of operations. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions, which could reduce the amount of cash available from the affected properties:

•        some of the acquired properties may not produce revenues, reserves, earnings or cash flow at anticipated levels;

•        we may assume liabilities that were not disclosed or that exceed their estimates;

•        we may be unable to integrate acquired properties successfully and may not realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•        acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures; and

•        we may incur additional debt related to future acquisitions.

Substantial acquisitions or other transactions could require significant external capital and could change our risk and property profile.

A principal component of our business strategy is to grow our asset base and production through the acquisition of natural gas and oil properties characterized by long-lived, stable production. The character of the newly acquired properties may be substantially different in operating or geological characteristics or geographic location than our existing properties. The changes in the characteristics and risk profiles of such new properties will in turn affect our risk profile, which may negatively affect our ability to issue equity or debt securities in order to fund future acquisitions and may inhibit our ability to renegotiate our existing credit facilities on favorable terms.

Locations that we decide to drill may not yield natural gas in commercially viable quantities.

The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough to be commercially viable after drilling, operating and other costs. If we drill future wells that we identify as dry holes, our drilling success rate would decline and may adversely affect our results of operations and our ability to pay future cash distributions at expected levels.

Many of our leases are in areas that have been partially depleted or drained by offset wells.

Many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit our ability to find economically recoverable quantities of natural gas in these areas.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our ability to pay distributions.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. As of December 31, 2007, we had identified 326 proved undeveloped drilling locations and over 217 additional drilling locations in Appalachia. These identified drilling locations represent a significant part of our strategy. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, natural gas prices, drilling and operating costs and drilling results. In addition, NSAI has not assigned any proved reserves to the over 217 unproved drilling locations we have identified and scheduled for drilling and therefore there may exist greater uncertainty with respect to the success of drilling wells at these drilling locations. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Drilling for and producing natural gas are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	the high cost, shortages or delivery delays of equipment and services;

•	unexpected operational events;

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	title problems;

•	pipeline ruptures or spills;

•	compliance with environmental and other governmental requirements;

•	unusual or unexpected geological formations;

•	loss of drilling fluid circulation;

•	formations with abnormal pressures;

•	fires;

•	blowouts, craterings and explosions;

•	uncontrollable flows of natural gas or well fluids; and

•	pipeline capacity curtailments.

Any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

We ordinarily maintain insurance against various losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

We may incur substantial additional debt in the future to enable us to pursue our business plan and to pay distributions to our unitholders.

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile, and we cannot predict the prices we will be able to realize for our production in the future. As a result, we may borrow significant amounts under our reserve-based credit facility in the future to enable us to pay quarterly distributions. Significant declines in our production or significant declines in realized natural gas prices for prolonged periods and resulting decreases in our borrowing base may force us to reduce or suspend distributions to our unitholders.

When we borrow to pay distributions, we are distributing more cash than we are generating from our operations on a current basis. This means that we are using a portion of our borrowing capacity under our reserve-based credit facility to pay distributions rather than to maintain or expand our operations. If we use borrowings under our reserve-based credit facility to pay distributions for an extended period of time rather than toward funding capital expenditures and other matters relating to our operations, we may be unable to support or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to pay these distributions, will reduce our cash available for distribution on our common units. If we borrow to pay distributions during periods of low commodity prices and commodity prices remain low, we may have to reduce or suspend our distribution in order to avoid excessive leverage and debt covenant violations.

Our reserve-based credit facility has substantial restrictions and financial covenants and we may have difficulty obtaining additional credit, which could adversely affect our operations and our ability to pay distributions to our unitholders.

We are prohibited from borrowing under our reserve-based credit facility to pay distributions to unitholders if the amount of borrowings outstanding under our reserve-based credit facility reaches or exceeds 90% of the borrowing base. Our borrowing base is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our natural gas reserves, which will take into account the prevailing natural gas prices at such time. We anticipate that if, at the time of any distribution, our borrowings equal or exceed 90% of the then-specified borrowing base, our ability to pay distributions to our unitholders in any such quarter will be solely dependent on our ability to generate sufficient cash from our operations.

The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our reserve-based credit facility. Any increase in the borrowing base requires the consent of all the lenders. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other natural gas and oil properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our reserve-based credit facility.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Natural gas operations in the Appalachian Basin are adversely affected by seasonal weather conditions, primarily in the winter and spring. Many municipalities impose weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. This limits our access to these jobsites and our ability to service wells in these areas.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities.

One of our growth strategies is to capitalize on opportunistic acquisitions of natural gas and oil reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

Our hedging activities could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.

We enter into hedging arrangements to reduce the impact of natural gas and oil price volatility on our cash flow from operations. Currently, we use a combination of fixed-price swaps and NYMEX collars and put options to hedge natural gas and oil prices. Please read “Item 1—Operations— Hedging Activities” and “Item 7A—Quantitative and Qualitative Disclosure About Market Risk.”

Our actual future production may be significantly higher or lower than we estimate at the time we enter into hedging transactions for such period. If the actual amount of production is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount of production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our hedging activities are subject to the following risks:

•      a counterparty may not perform its obligation under the applicable derivative instrument;

•      there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and

•      the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures

If the Asher lease is terminated or if Nami Resource LLC’s rights to production under wells in which we have a contract right to receive proceeds from the sale of production  are adversely affected, we could lose our contract right to receive proceeds from the sale of production or it could be adversely affected.

Nami Resources, LLC, a subsidiary of our Predecessor that was retained by Nami in connection with the Restructuring has been involved in an ongoing dispute with Asher Land and Mineral Company, Ltd., or Asher, pursuant to which Asher claims that Nami Resources Company, LLC did not correctly calculate the royalties paid to it and that it failed to abide by certain terms of the leases relating to the coordination of oil and gas development with coal development activities. As part of our separation from Vinland, we received from Nami Resources Company, LLC a contract right to receive approximately 99% of the net proceeds, after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of wells and overhead costs, from the sale of production from certain producing oil and gas wells located within the Asher lease, which accounted for 4.5% of our proved reserves as of December 31, 2007. The Asher lease and the litigation related thereto were retained by Nami Resources Company, LLC. If the Asher lease is terminated or if Nami Resources Company, LLC rights to production under wells in which we have a contract right to receive proceeds from the sale of production are adversely affected, we could lose our contract right to receive proceeds from the sale of production or it could be adversely affected.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties to our hedging arrangements. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties could reduce our ability to make distributions to our unitholders.

We depend on senior management personnel, each of whom would be difficult to replace.

We depend on the performance of Scott W. Smith, our President and Chief Executive Officer, Richard A. Robert, our Executive Vice President and Chief Financial Officer and Britt Pence, our Vice President of Engineering. We maintain no key person insurance for either Mr. Smith, Mr. Robert or Mr. Pence. The loss of any or all of Messrs. Smith, Robert and Pence could negatively impact our ability to execute our strategy and our results of operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

The natural gas and oil industry is intensely competitive, and we compete with other companies that have greater resources. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce natural gas and oil, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit.

In addition, these companies may have a greater ability to continue drilling activities during periods of low natural gas and oil prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

Our operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon natural gas and oil wells. Under these laws and regulations, we could also be liable for personal injuries, property and natural resource damage and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

Part of the regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties. Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our profitability. At this time, we cannot predict the effect of this increase on our results of operations. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry who can spread these additional costs over a greater number of wells and larger operating staff. Please read “Item1—Business—Operations—Environmental Matters and Regulation” and “Business—Operations—Other Regulation of the Natural Gas and Oil Industry” for a description of the laws and regulations that affect us.

Shortages of drilling rigs, supplies, oilfield services, equipment and crews could delay our operations and reduce our cash available for distribution.

Higher natural gas prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Over the past three years, we and other natural gas and oil companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues and cash available for distribution.

Risks Related to Our Structure

Mr. Nami, who together with certain of his affiliates and related persons, own approximately 27.1% of our outstanding common units, and certain members of our board of directors who are officers or directors of Vinland Energy Eastern may have conflicts of interest with us. The ultimate resolution of these conflicts of interest may result in favoring the interests of these other parties over our unitholders’ and may be to our detriment. Our limited liability company agreement limits the remedies available to our unitholders in the event  unitholders have a claim relating to conflicts of interest.

Two members of our board of directors are officers or directors or affiliates of Vinland, which is 90% owned by Nami. Conflicts of interest may arise between Nami and his affiliates, including Vinland, and certain members of our board of directors, on the one hand, and us and our unitholders, on the other hand. These potential conflicts may relate to the divergent interests of these parties. Situations in which the interests of Nami and his affiliates, including Vinland, and certain members of our board of directors may differ from interests of owners of units include, among others, the following situations:

•

our limited liability company agreement gives our board of directors broad discretion in establishing cash reserves for the proper conduct of our business, which will affect the amount of cash available for distribution. For example, our board of directors will use its reasonable discretion to establish and maintain cash reserves sufficient to fund our drilling program;

•

none of our limited liability company agreement, management services agreement, participation agreement  nor any other agreement requires Nami or any of his affiliates, including Vinland, to pursue a business strategy that favors us. Directors and officers of Vinland and its subsidiaries have a fiduciary duty while acting in the capacity as such director or officer of Vinland or such subsidiary to make decisions in the best interests of the members or stockholders of Vinland, which may be contrary to our best interests;

•	we rely on Vinland to operate and develop our properties in Appalachia;

•	we depend on Vinland to gather, compress, deliver and provide services necessary for us to market our natural gas production;

•

we intend to rely on Vinland to provide us with opportunities for the acquisition of natural gas and oil reserves, however, Vinland does not have an obligation to provide us with such opportunities; and

•	Nami and his affiliates, including Vinland, are not prohibited from investing or engaging in other businesses or activities that compete with us.

If in resolving conflicts of interest that exist or arise in the future our board of directors or officers, as the case may be, satisfy the applicable standards set forth in our limited liability company agreement for resolving conflicts of interest, unitholders will not be able to assert that such resolution constituted a breach of fiduciary duty owed to us or to unitholders by our board of directors and officers.

We may issue additional units without unitholder approval, which would dilute their existing ownership interests.

We may issue an unlimited number of limited liability company interests of any type, including units, without the approval of our unitholders.

The issuance of additional units or other equity securities may have the following effects:

•	the proportionate ownership interest of unitholders in us may decrease;

•	the amount of cash distributed on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the units may decline.

Our limited liability company agreement restricts the voting rights of unitholders owning 20% or more of our units.

Our limited liability company agreement restricts the voting rights of unitholders by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than Nami and his affiliates or transferees and persons who acquire such units with the prior approval of the board of directors, cannot vote on any matter. Our limited liability agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

Our limited liability company agreement provides for a limited call right that may require unitholders to sell their units at an undesirable time or price.

If, at any time, any person owns more than 90% of the units then outstanding, such person has the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining units then outstanding at a price not less than the then-current market price of the units. As a result, unitholders may be required to sell their units at an undesirable time or price and therefore may receive a lower or no return on their investment. Unitholders may also incur tax liability upon a sale of their units.

The price of our common units could be subject to wide fluctuations, unitholders could lose a significant part of their investment.

The market price of our common units could be subject to wide fluctuations in response to a number of factors, most of which we cannot control, including:

•	changes in securities analysts’ recommendations and their estimates of our financial performance;

•	the public’s reaction to our press releases, announcements and our filings with the SEC;

•

fluctuations in broader securities market prices and volumes, particularly among securities of natural gas and oil companies and securities of publicly traded limited partnerships and limited liability companies;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other natural gas and oil companies;

•	variations in the amount of our quarterly cash distributions;

•	future issuances and sales of our units; and

•	changes in general conditions in the U.S. economy, financial markets or the natural gas and oil industry.

In recent years, the securities market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. Future market fluctuations may result in a lower price of our common units.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 18-607 of the Delaware Revised Limited Liability Company Act, or the “Delaware Act”, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, members or unitholders who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited liability company for the distribution amount.

A purchaser of common units who becomes a member or unitholder is liable for the obligations of the transferring member to make contributions to the limited liability company that are known to such purchaser of units at the time it became a member and for unknown obligations if the liabilities could be determined from our limited liability company agreement.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly-traded limited liability company interests. Reduced demand for our units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution to unitholders.

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us.

Despite the fact that we are a limited liability company (LLC) under Delaware law, it is possible in certain circumstances for an LLC such as ours to be treated as a corporation for federal income tax purposes.  Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gain, loss, deduction or credit would flow through to unitholders. Because a tax may be imposed on us as a corporation, our cash available for distribution to our unitholders could be reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded LLCs.  Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted.  Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively.  Any such changes could negatively impact the value of an investment in our units.  At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation.   For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year.  If any other state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced.

If the IRS contests the federal income tax positions we take, the market for our units may be adversely impacted and the costs of any IRS contest will reduce our cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter that affects us.

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and a court may disagree with some or all of those positions. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, our costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decreases the tax basis in the unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholders sells their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

  We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination.  Our termination currently would not affect our classification as a partnership for federal income tax purposes.  If treated as a new partnership, we must make new tax election and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We currently own property and conduct business in Kentucky, New Mexico, Tennessee and Texas.  Each of these states, other than Texas, imposes an income tax on individuals.  Most of these states also impose an income tax on corporations and other entities.  As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax.  It is your responsibility to file all United States federal, foreign, state and local tax returns.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

A description of our properties is included in Part I, Item 1, Business, and is incorporated herein by reference.

We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3.     LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Nami Resources Company, LLC, a subsidiary of our Predecessor that was retained by Nami in connection with the Restructuring, has been involved in an ongoing dispute with Asher Land and Mineral Company, Ltd., or Asher, pursuant to which Asher claims that Nami Resources Company, LLC did not correctly calculate the royalties paid to it and that it failed to abide by certain terms of the leases relating to the coordination of oil and gas development with coal development activities.

On September 8, 2006, Asher filed a complaint to initiate an action styled Asher Land and Mineral, Ltd. v. Nami Resources Company, LLC, Bell Circuit Court, Civil Action No. 06-CI-00417. In that action, Asher sought damages and rescission of the leases. Before a responsive pleading was filed, Asher voluntarily withdrew its complaint and dismissed that action. On December 15, 2006, Asher filed a new action styled  Asher Land and Mineral, Ltd. v. Nami Resources Company, LLC , Bell Circuit Court, Civil Action No. 06-CI-00566. In that action, Asher has made the same allegations as in the prior suit and added a claim for an undetermined amount of punitive damages. The parties have exchanged discovery requests.

On August 29, 2007, Asher filed a motion to add additional defendants to the action cited above, including Vanguard Natural Resources, LLC. The Company has filed several motions to be dismissed from this action but to date is still a named defendant in this case. We have retained separate counsel to monitor this case as it progresses.

In connection with the Restructuring, we received a contract right to receive approximately 99% of the net proceeds from the sale of production from certain producing oil and gas wells located within the Asher lease, which accounted for approximately 4.5% of our estimated proved reserves as of December 31, 2007. We did not receive an assignment of any working interest in the Asher lease. The Asher lease and the litigation related thereto were retained by Nami Resources Company, LLC. If the Asher lease is terminated or if Nami Resources Company, LLC’  rights to production under wells of which we have contract rights to receive proceeds are adversely affected, we could lose our contract rights to receive such proceeds or it could be adversely affected.

In connection with the Restructuring, Nami Resources Company, LLC and Vinland have agreed to indemnify us for all liabilities, judgments and damages that may arise in connection with the litigation referenced above as well as providing for the defense of any such claims.  The indemnities agreed to by Nami Resources Company, LLC and Vinland will remain in place until the resolution of the Asher litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NYSE Arca, Inc. under the symbol “VNR”. Our units began trading on October 24, 2007, in connection with our IPO. On March 12, 2008, there were 10,795,000 common units outstanding and approximately twelve unitholders, which does not include beneficial owners whose units are held by a clearing agency, such as a broker or a bank. On March 12, 2008, the market price for our common units was $15.88 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $171,424,600.  The following table presents the high and low sales price for our common units during the periods indicated.

	Common Units
	High	Low
2007
Fourth Quarter	$19.15	$14.12

Stock Performance Graph. The performance graph below compares total unitholder return on our units, with the total return of the Standard & Poor’s 500 Index, or “S&P 500 Index” and our Peer Group Index, a weighted composite of eight up-stream energy publicly traded partnerships. Total return includes the change in the market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in VNR at the last reported sale price of units as reported by NYSE Arca, Inc. ($18.94) on October 24, 2007 (the day trading of units commenced), and in the S&P 500 Index and our peer group index on the same date.  The results shown in the graph below are not necessarily indicative of future performance.

	October 24, 2007	December 31, 2007
Vanguard Natural Resources, LLC	$100	$84.48	(1)
Peer Group Index	$100	$90.66
S&P 500 Index	$100	$95.15

(1)	Based on the last reported sale price of VNR units as reported by NYSE Arca, Inc. on December 31, 2007 ($16.00).

Distributions Declared. The following table shows the amount per unit, record date and payment date of the quarterly cash distributions we paid on each of our common units for each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

	Cash Distributions
	Per Unit		Record Date	Payment Date
2008
First Quarter	$0.425	(1)	February 7, 2008	February 14, 2008

(1)	This distribution was pro-rated for the period from the closing of the IPO on October 29, 2007 through December 31, 2007, resulting in a distribution of $0.291 per unit for the period.

Our limited liability company agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended December 31, 2007, we distribute all of our available cash to unitholders of record on the applicable record date. Available cash generally means, for any quarter ending prior to liquidation:

(a)                     the sum of:

(i)

all our and our subsidiaries’ cash and cash equivalents (or our proportionate share of cash and cash equivalents in the case of subsidiaries that are not wholly owned) on hand at the end of that quarter; and

(ii)

all our and our subsidiaries’ additional cash and cash equivalents (or our proportionate share of cash and cash equivalents in the case of subsidiaries that are not wholly owned) on hand on the date of determination of available cash for that quarter resulting from working capital borrowings made subsequent to the end of such quarter,

(b)                    less the amount of any cash reserves established by the board of directors (or our proportionate share of cash and cash equivalents in the case of subsidiaries that are not wholly owned) to:

(i)

provide for the proper conduct of our or our subsidiaries’ business (including reserves for future capital expenditures, including drilling and acquisitions, and for our and our subsidiaries’ anticipated future credit needs),

(ii)

comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which we or any of our subsidiaries is a party or by which we are bound or our assets are subject; or

(iii)	provide funds for distributions to our unitholders with respect to any one or more of the next four quarters;

provided that disbursements made by us or any of our subsidiaries or cash reserves established, increased or reduced after the end of a quarter but on or before the date of determination of available cash for that quarter shall be deemed to have been made, established, increased or reduced, for purposes of determining available cash, within that quarter if the board of directors so determines.

Use of Proceeds

Our IPO of common units representing limited liability company interests in us commenced on October 23, 2007. Our Registration Statement (File No. 333-142363) on Form S-1, as amended, was declared effective by the SEC on October 23, 2007. We completed our IPO of 5,250,000 common units representing limited liability company interests in us on October 29, 2007 at a price of $19.00 per unit ($17.741 per unit after the underwriting discount) for gross proceeds of $99,750,000 ($93,140,250 after underwriting discount).

The proceeds of our IPO were used to reduce indebtedness under our Credit Facility by $80.0 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of a deferred swap obligation.

All proceeds received from our IPO have been applied.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is our summary of our consolidated financial and operating data for the periods indicated for Vanguard Natural Resources, LLC and our Predecessor. The historical financial data for the years ended December 31, 2004, 2005 and 2006 and the balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from the audited financial statements of our Predecessor. The historical financial data for the year ended December 31, 2003 and the balance sheet as of December 31, 2003 are derived from the unaudited financial statements of our Predecessor. Please read “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparability of Financials Statements” for the reasons why the historical financial statements of our Predecessor included in this Annual Report on Form 10-K may not be comparable to our results of operations.

The selected financial data should be read together with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

The following table presents a non-GAAP financial measure, adjusted EBITDA, which we use in our business. This measure is not calculated or presented in accordance with generally accepted accounting principles, or GAAP. We explain this measure below and reconcile it to the most directly comparable financial measure calculated and presented in accordance with GAAP in “Non-GAAP Financial Measure.”

	Year Ended December 31,
	(in thousands)
	Vanguard	Vanguard Predecessor
	2007	2006	2005	2004	2003
					(unaudited)
Statement of Operations Data:
Revenues:
Natural gas and oil sales	$34,541	$38,184	$40,299	$23,881	$17,844
Realized losses on derivative contracts	(702)	(2,208)	(10,024)	(5,926)	(1,939)
Change in fair value of derivative contracts(1)	—	17,748	(18,779)	(991)	—
Other	—	665	451	29	83
Total revenues	33,839	54,389	11,947	16,993	15,988
Costs and Expenses:
Lease operating expenses	5,066	4,896	4,607	2,407	2,126
Depreciation, depletion and amortization	8,981	8,633	6,189	4,029	3,109
Selling, general and administrative	3,507 (2)	5,199	5,946	3,154	3,454
Bad debt expense	1,007	—	—	—	—
Taxes other than income	2,054	1,774	1,249	611	505
Total costs and expenses	20,615	20,502	17,991	10,201	9,194
Income (Loss) from Operations:	13,224	33,887	(6,044)	6,792	6,794
Other Income and (Expenses):
Interest income	62	40	52	7	14
Interest and financing expenses	(8,135)	(7,372)	(4,566)	(1,455)	(1,413)
Loss on extinguishment of debt	(2,502)	—	—	—	—
Total other income and (expenses)	(10,575)	(7,332)	(4,514)	(1,448)	(1,399)
Net income (loss)	$2,649	$26,555	$(10,558)	$5,344	$5,395
Cash Flow Data:
Net cash provided by operating activities(1)	$1,372	$16,087	$10,530	$9,607	$7,058
Net cash used in investing activities	(26,409)	(37,383)	(37,068)	(19,598)	(10,641)
Net cash provided by financing activities	26,415	19,985	25,571	12,721	(500)
Other Financial Information (unaudited):
Adjusted EBITDA(3)	$30,395	$24,772	$18,924	$11,812	$9,903

	As of December 31,
	(in thousands)
	Vanguard	Vanguard Predecessor
	2007	2006	2005	2004	2003
					(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$3,110	$1,731	$3,041	$4,009	$1,279
Short-term derivative assets	4,017	—	—	—	—
Other current assets	4,826	20,438	19,598	10,033	6,473
Natural gas and oil properties, net of accumulated depreciation, depletion and amortization	106,983	104,684	83,513	54,761	39,555
Property, plant and equipment, net of accumulated depreciation	166	11,873	4,104	1,894	1,480
Long-term derivative assets	1,330	—	—	—	—
Other assets	10,747	—	—	—	—
Total assets	$131,179	$138,726	$110,256	$70,697	$48,787
Short-term derivative liabilities	$—	$2,022	$11,527	$800	—
Other current liabilities	5,355	11,505	12,033	6,347	3,545
Long-term debt	37,400	94,068	72,708	42,318	28,318
Long-term derivative liabilities	5,903	—	8,243	191	—
Other long-term liabilities	190	418	212	130	78
Members’ capital	82,331	30,713	5,533	20,911	16,846
Total liabilities and members’ capital	$131,179	$138,726	$110,256	$70,697	$48,787

(1)

Natural gas derivative contracts were used to reduce our exposure to changes in natural gas prices. Prior to 2007, they were not specifically designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133. Change in the fair value of these natural gas derivative contracts were marked to market in our earnings prior to 2007. In 2007, we designated as hedges and thus changes in fair value in 2007 are included in other comprehensive income (loss). Further, these amounts represent non-cash charges.

(2)	Includes $2.1 million of non-cash compensation expense.

(3)	See “Non-GAAP Financial Measure” below.

Summary Reserve and Operating Data

The following tables show estimated net proved reserves based on a reserve report prepared by our independent petroleum engineers, NSAI, and certain summary unaudited information with respect to our production and sales of natural gas and oil. You should refer to “Item 1A—Risk Factors,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1—Business—Natural Gas and Oil Data—Proved Reserves” and “—Production and Price History” and the reserve report included in this Annual report on Form 10-K in evaluating the material presented below.

As of December 31, 2007
Reserve Data:
Estimated net proved reserves:
Natural gas (Bcf)	65.1
Crude oil (MBbls)	336
Total (Bcfe)	67.1
Proved developed (Bcfe)	50.3
Proved undeveloped (Bcfe)	16.8
Proved developed reserves as % of total proved reserves	75%
Standardized Measure (in millions)(1)	$151.0
Representative Natural Gas and Oil Prices:
Natural gas—spot Henry Hub per MMBtu	$6.79
Oil—spot WTI per Bbl	$92.50

	Year Ended December 31,
	Vanguard		Vanguard Predecessor
	2007		2006	2005
Net Production:
Total realized production (MMcfe)	4,238		4,378	3,894
Average daily production (Mcfe/d)	11,610		11,995	10,669

Average Realized Sales Prices ($ per Mcfe):
Average realized sales prices (including hedges)	$8.99	(2)	$8.22	$7.77
Average realized sales prices (excluding hedges)	$8.15		$8.72	$10.35
Average Unit Costs ($ per Mcfe):
Production costs(3)	$1.68		$1.52	$1.50
Selling, general and administrative expenses	$0.83	(4)	$1.19	$1.53
Depreciation, depletion and amortization	$2.12		$1.97	$1.59

(1)

Standardized Measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as selling, general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income tax expenses because our reserves are owned by our subsidiary Vanguard Natural Gas, LLC which is not subject to income taxes. Standardized Measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations.”

(2)	Excludes premiums paid on settled derivatives.

(3)	Production costs include such items as lease operating expenses, production taxes (severance and ad valorem taxes) as well as gathering and compression fees and other customary charges.

(4)	Includes $2.1 million ($0.51/Mcfe) of non-cash compensation expense.

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Premiums paid on settled derivatives;

•	Change in fair value of derivative contracts

•	Unit-based compensation expense; and

•	Realized (gain) loss on cancelled derivatives.

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

Our Adjusted EBITDA should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of our consolidated net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	(in thousands)
	Vanguard	Vanguard Predecessor
	2007	2006	2005	2004	2003
					(unaudited)
Net income (loss)	$2,649	$26,555	$(10,558)	$5,344	$5,395
Plus:
Interest expense	8,135	7,372	4,566	1,455	1,413
Loss on extinguishment of debt	2,502	—	—	—	—
Depreciation, depletion and amortization	8,981	8,633	6,189	4,029	3,109
Bad debt expense	1,007	—	—	—	—
Premiums paid on settled derivatives	4,274	—	—	—	—
Change in fair value of derivative contracts(1)	—	(17,748)	18,779	991	—
Unit-based compensation expense	2,132	—	—	—	—
Realized loss on cancelled derivatives	777	—	—	—	—
Less:
Interest income	62	40	52	7	14
Adjusted EBITDA	$30,395	$24,772	$18,924	$11,812	$9,903

(1)

Natural gas derivative contracts were used to reduce our exposure to changes in natural gas prices. Prior to 2007, they were not specifically designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133. Change in the fair value of these natural gas derivative contracts are marked to market in our earnings each period. Further, these amounts represent non-cash charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6 – Selected Financial Data” and the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, forecasts, guidance, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A –Risk Factors” and “Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We are a publicly traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase our quarterly cash distributions through the acquisition of new natural gas and oil properties. As of December 31, 2007, our properties are located in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee. Subsequent to December 31, 2007, we acquired new natural gas and oil properties as discussed in Permian Basin Acquisition below.

We owned working interests in 943 gross (825 net) productive wells at December 31, 2007 and our average net production for the year ended December 31, 2007 was 11,610 Mcfe per day. We also have 40% of our Predecessor’s working interest in the known producing horizons in approximately 104,000 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Vinland Energy Operations, LLC (“Vinland”) acts as the operator of our existing wells in Appalachia and all of the wells that we will drill in this area.

Initial Public Offering

In October 2007, we completed our IPO of 5.25 million units representing limited liability interests in VNR at $19.00 per unit for net proceeds of $92.8 million after deducting underwriting discounts and fees of $7.0 million. The proceeds were used to reduce indebtedness under our reserve-based credit facility by $80.0 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of a deferred swap obligation.

Permian Basin Acquisition

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. This acquisition was funded with borrowings under our reserve-based credit facility. In this purchase, we acquired working interests in 390 gross wells (67 net wells), 49 of which we operate. With respect to operations, we have established two district offices, one in Lovington, New Mexico and the other in Christoval, Texas to manage these assets. Our operating focus will be on maximizing existing production and looking for complementary acquisitions that we can add to this operating platform. With this acquisition, based on internal reserve estimates we acquired 4.4 million barrels of oil equivalent, 83% of which is oil and 90% of which is proved developed producing. The current net production attributable to this purchase is approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is 15 years. With the closing of this acquisition, our daily production and total reserves increased approximately 40%. The effects of this acquisition are not reflected in the reserves, cash flows and other financial and operating information described below as of December 31, 2007 due to the acquisition closing on January 31, 2008.

Our Relationship with Vinland

On April 18, 2007 but effective as of January 5, 2007, we entered into various agreements with Vinland, under which we rely on Vinland to operate our existing producing wells in Appalachia and coordinate our development drilling program in Appalachia. We expect to benefit from the substantial development and operational expertise of Vinland management in the Appalachian Basin. Under a management services agreement, Vinland advises and consults with us regarding all aspects of our production and development operations in Appalachia and provides us with administrative support services as necessary for the operation of our business. In addition, Vinland may, but does not have any obligation to, provide us with acquisition services under the management services agreement. While Vinland is not obligated to provide us with acquisition services, we expect that due to significant common ownership Vinland has an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash. In addition, under a gathering and compression agreement that we entered into with Vinland Energy Gathering, LLC (“VEG”), VEG gathers, compresses, delivers and provides the services necessary for us to market our natural gas production in the area of mutual interest, or AMI. VEG will deliver our natural gas production to certain designated interconnects with third-party transporters. Since the various agreements were executed on April 18, 2007 but were effective as of January 5, 2007, Vinland reimbursed us for the drilling costs and expenses that we incurred on their behalf associated with their interest in the wells drilled between January 5, 2007 and April 18, 2007. In addition, Vinland reimbursed us for selling, general and administrative expenses that we incurred on their behalf between January 5, 2007 and April 18, 2007. We reimbursed Vinland for certain transaction costs and expenses relating to entering into these agreements.

Restructuring Plan

Prior to the separation, our Predecessor owned all of the assets in Appalachia that are currently owned by us and Vinland. As part of the separation of our operating company and Vinland, effective January 5, 2007, we conveyed to Vinland 60% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI, 100% of our Predecessor’s interest in an additional 125,000 undeveloped acres and certain coalbed methane rights located in the Appalachian Basin, the rights to any natural gas and oil located on our acreage at depths above and 100 feet below our known producing horizons, all of our gathering and compression assets and all employees other than our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. We retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI and a contract right to receive approximately 99% of the net proceeds, after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of wells and overhead costs, from the sale of production from certain producing natural gas and oil wells, which accounted for approximately 4.5% of our estimated proved reserves as of December 31, 2007. In addition, we changed the name of our operating company from Nami Holding Company, LLC to Vanguard Natural Gas, LLC. Collectively, we refer to these events as the “Restructuring.”

Private Offering

In April 2007, we completed a private equity offering pursuant to which we issued 2,290,000 units to certain private investors, which we collectively refer to as the Private Investors, for $41.2 million. We used the net proceeds of this private equity offering to make a distribution to Majeed S. Nami, our sole unitholder at the time, who used a portion of these funds to capitalize Vinland and also paid us $3.9 million to reduce outstanding accounts receivable from Vinland. We then used the $3.9 million to repay borrowings and interest under our reserve-based credit facility, and for general limited liability company purposes. Under the terms of the private offering, all outstanding units accrued distributions at $1.75 annually from the closing of the private offering to September 30, 2007 and then distributions payable to the Private Investors only increased to $2.40 until the completion of the IPO at which time all accrued distributions totaling $5.6 million were paid.

Reserve-Based Credit Facility

On January 3, 2007, our operating company entered into a reserve-based credit facility. Our initial borrowing base under the reserve-based credit facility was set at $115.5 million. However, the borrowing base was subject to $1.0 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination. We applied $80.0 million of our net proceeds from our IPO in October 2007 to reduce our indebtedness under our reserve-based credit facility and as of December 31, 2007, our borrowings under the reserve-based credit facility totaled $37.4 million. The reserve-based credit facility is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

During 2007, there were six amendments to the reserve-based credit facility, the sixth of which was executed in November 2007.  This amendment set our borrowing base under our reserve-based credit facility at $110.5 million pursuant to our semi-annual redetermination, revised the covenant governing borrowing funds to make distributions, and lowered our borrowing rates. The covenant which prohibited us from making distributions if our borrowings exceeded 80% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 90% of our borrowing base. In addition, the applicable margins on our borrowing base utilization grid were lowered to reflect the following:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

Our reserve-based credit facility was amended and restated in February, 2008 to extend the maturity date from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions.

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

Comparability of Financial Statements

The historical financial statements of our Predecessor included in this Annual Report on Form 10-K may not be comparable to our results of operations for the following reasons:

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

•

Our Predecessor did not account for its derivative instruments as cash flow hedges under SFAS No. 133 until the first quarter of 2007. Accordingly, the changes in the fair value of its derivative instruments were reflected in earnings for all periods prior to 2007 and in other comprehensive income (loss) for the year ended December 31, 2007.

•

We will incur additional selling, general and administrative expense estimated to be $1.9 million per year for costs associated with being a public company. Also, we will incur non-cash compensation charges for the 420,000 Class B units granted to management, the 40,000 Class B units to be issued in the future, 175,000 options granted to management under our Long-Term Incentive Plan and phantom units granted to management in 2008.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Year Ended December 31,
	Vanguard	Vanguard Predecessor
	2007	2006	2005
		(in thousands)
Revenues:
Natural gas and oil sales	$34,541	$38,184	$40,299
Realized losses on derivative contracts	(702)	(2,208)	(10,024)
Change in fair value of derivative contracts	—	17,748	(18,779)
Other	—	665	451
Total revenues	$33,839	$54,389	$11,947
Costs and expenses:
Lease operating expenses	$5,066	$4,896	$4,607
Depreciation, depletion and amortization	8,981	8,633	6,189
Selling, general and administrative expenses	3,507	5,199	5,946
Bad debt expense	1,007	—	—
Taxes other than income	2,054	1,774	1,249
Total costs and expenses	$20,615	$20,502	$17,991
Other expenses:
Interest expense, net	$(8,073)	$(7,332)	$(4,514)
Loss on extinguishment of debt	(2,502)	—	—

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Natural gas and oil sales decreased to approximately $34.5 million for the year ended December 31, 2007 from approximately $38.1 million for the year ended December 31, 2006. The key revenue measurements were as follows:

	Year Ended December 31,
	Vanguard		Vanguard Predecessor	Percentage Increase
	2007		2006	(Decrease)
Net Production:
Total Production (MMcfe)	4,238		4,378	(3)%
Average Daily production (Mcfe/d)	11,610		11,995	(3)%
Average Sales Price per Mcfe:
Average sales price (including hedges)	$8.99	(a)	$8.22	9%
Average sales price (excluding hedges)	$8.15		$8.72	(7)%

(a) Excludes premiums paid on settled derivatives.

The decrease in natural gas and oil sales was primarily due to the 3% decrease in production coupled with a 7% decrease in the average realized sales price received (excluding hedges) during the year ended December 31, 2007 over December 31, 2006. The decrease in production can be attributed to our drilling 83 wells during the 2007 as compared to the Predecessor drilling 100 wells in the same period in 2006.

Hedging Activities

During the year ended December 31, 2007, we hedged approximately 88% of our natural gas production, which resulted in reported revenues that were approximately $0.7 million lower than we would have achieved at unhedged prices. However, the actual cash impact of the hedges increased realizations by $4.3 million for the period after excluding the premiums paid on the settled derivatives. In addition, in January 2007, we terminated existing natural gas swaps at a cost of approximately $2.8 million which resulted in an additional realized loss on derivative contracts of approximately $0.8 million during the year ended December 31, 2007. During the year ended December 31, 2006, our Predecessor hedged approximately 53% of our natural gas production, which resulted in revenues that were approximately $2.2 million lower than our Predecessor would have achieved at unhedged prices. The derivative contracts entered into in 2006 were not specifically designated as hedges under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities  and therefore did not qualify for hedge accounting treatment. As a result, the change in the fair value of these natural gas derivative contracts was marked to market in earnings each period in 2006 and resulted in a $17.7 million non-cash gain for the year ended December 31, 2006.

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses includes third-party transportation costs, operating and maintenance costs associated with our gathering systems (which were conveyed to Vinland in connection with the Restructuring) and other customary charges. As a result of the Restructuring, lease operating expenses for the year ended December 31, 2007 includes third-party transportation costs, a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 5, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland, as well as other customary charges.

Lease operating expenses increased only slightly to $5.1 million for the year ended December 31, 2007 as compared to $4.9 million for the year ended December 31, 2006 due primarily to amounts paid to Vinland under the management services agreement and gathering and compression agreement being comparable to our actual costs incurred for the same period in 2006. On a per Mcfe basis, lease operating expenses increased by 7% to $1.20 for the year ended December 31, 2007 compared to $1.12 for the same period in 2006. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Taxes other than income increased $0.3 million to $2.1 million or 20% on a per Mcfe basis, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was principally due to a $0.2 million underaccrual of severance taxes in 2006, which was charged to expense in the first quarter of 2007.

	Year Ended December 31,
	Vanguard	Vanguard Predecessor	Percentage
	2007	2006	Increase
Lease operating expenses per Mcfe	$1.20	$1.12	7%
Production taxes per Mcfe	$0.48	$0.40	20%

Depreciation, depletion and amortization increased $0.3 million to $8.9 million for the year ended December 31, 2007 despite the conveyance of certain assets to Vinland pursuant to the Restructuring effective January 2007. This result occurred due to the conveyance of long-lived depreciable assets which generated little associated depreciation and the conveyed value of the 60% interest in proved undeveloped properties which was largely offset by the cost of new wells drilled since December 31, 2006. In addition, the increase in depletion can be attributed to upward revisions of future drilling costs in the 2007 reserve report which increased the full cost pool to be depleted.

Selling, general and administrative expenses include the cost of our employees and executive officers, related benefits, office leases, professional fees and other costs associated with being a public company not directly resulting from field operations. These expenses for the year ended December 31, 2007 decreased $1.7 million to $3.5 million as compared to $5.2 million for the year ended December 31, 2006 primarily due to the impact of the Restructuring which transferred all of the employees other than two of its officers to Vinland. The decrease in selling, general and administrative expenses during the year ended December 31, 2007 as compared to 2006 was offset by two principal factors. First, our Predecessor capitalized $3.9 million of internal costs under the full cost method of accounting for natural gas and oil properties for the year ended December 31, 2006 whereas we have not capitalized any internal costs in 2007, respectively. Second, the year ended December 31, 2007 includes a $2.1 million non-cash compensation charge related to the grant of Class B units to management, an employee and a board member in April, August and October 2007. Excluding the impact of the approximate $2.1 million non-cash compensation charge discussed above, selling, general and administrative expenses would have been $1.4 million for the year ended December 31, 2007 or 73% lower than the comparable 2006 period.

Bad debt expense of approximately $1.0 million was recorded during the year ended December 31, 2007 as a result of a provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007. The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance. We began selling our oil production to a new customer beginning March 2007.

Interest and financing expenses were approximately $8.1 million for the year ended December 31, 2007 compared to approximately $7.3 million for the year ended December 31, 2006. The increase in 2007 is primarily due to increased debt levels associated with drilling additional wells and rising interest rates. In addition, our interest rates during 2007 were directly affected by the provision in our credit facility which increased our rates by 1% on LIBOR loans effective July 1, 2007 until we completed our IPO in October 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (Predecessor)

Revenues

Natural gas and oil sales decreased $2.1 million to $38.2 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The key revenue measurements were as follows:

	Vanguard Predecessor
	Year Ended December 31,		Percentage Increase
	2006	2005	(Decrease)
Net Production:
Total Production (MMcfe)	4,378	3,894	12%
Average Daily production (Mcfe/d)	11,995	10,669	12%
Average Sales Price per Mcfe:
Average sales price (including hedges)	$8.22	$7.77	6%
Average sales price (excluding hedges)	$8.72	$10.35	(16)%

The decrease in natural gas and oil sales was due primarily to the 16% decrease in the average sales price received (excluding hedges). This was mitigated by a 12% increase in the production for the year ended December 31, 2006 over 2005 due to the drilling of 100 wells during the year ended 2006.

Hedging Activities

During the year ended December 31, 2006, our Predecessor hedged approximately 53% of our natural gas production, which resulted in revenues that were $2.2 million less than we would have achieved at unhedged prices. During the year ended December 31, 2005, our Predecessor hedged approximately 68% of our natural gas production, which resulted in revenues that were $10.0 million less than our Predecessor would have achieved at unhedged prices. The derivative contracts entered into in 2006 and 2005 were not specifically designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and therefore did not qualify for hedge accounting treatment. As a result, the change in the fair value of these natural gas derivative contracts were marked to market in our Predecessor’s earnings each period and resulted in $17.7 million in non-cash gain and $18.8 million in non-cash loss in 2006 and 2005, respectively.

Costs and Expenses

Production costs consist of lease operating expenses and production taxes (severance and ad valorem taxes). Lease operating expenses includes gathering and compression fees, operating and maintenance costs associated with our Predecessor’s gathering systems (which were conveyed to Vinland in connection with the Restructuring) and other customary charges. Production taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Lease operating expenses increased $0.3 million to $4.9 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to the 100 additional wells drilled in 2006. On a per Mcfe basis, lease operating expenses declined 5% to $1.12 in 2006 as compared to $1.18 in 2005 due to increased production in 2006. Production taxes increased $0.5 million to $1.8 million or 25% on a per Mcfe basis for the year ended December 31, 2006 as compared to the year ended December 31, 2005 principally due to a significant increase in ad valorem taxes.

	Vanguard Predecessor
	Year Ended December 31,		Percentage Increase
	2006	2005	(Decrease)
Lease operating expenses per Mcfe	$1.12	$1.18	(5)%
Production taxes per Mcfe	$0.40	$0.32	25%

Depreciation, depletion and amortization increased to approximately $8.6 million for the year ended December 31, 2006 from approximately $6.2 million for the year ended December 31, 2005 due to the increase in production from new wells drilled during 2006.

Selling, general and administrative expenses include the costs of our Predecessor’s employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. Selling, general and administrative expenses decreased $0.7 million during the year ended December 31, 2006 as compared to the year ended December 31, 2005. This represents a 13% decrease for the year ended December 31, 2006 over 2005 resulting from a $2.8 million increase in the amount of capitalized internal costs incurred in connection with the development of natural gas and oil reserves offset by a one-time non-recurring $1.2 million litigation settlement and related legal costs.

Interest and financing expenses were approximately $7.4 million for the year ended December 31, 2006 compared to approximately $4.6 million for the year ended December 31, 2005 primarily due to increased debt levels associated with drilling additional wells and rising interest rates.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Below, we have provided expanded discussion of our more significant accounting policies, estimates and judgments. We have discussed the development, selection and disclosure of each of these with our audit committee. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Please read Note 1 to the Notes to the Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K for a discussion of additional accounting policies and estimates made by management.

Full-Cost Method of Accounting for Natural Gas and Oil Properties

The accounting for our business is subject to special accounting rules that are unique to the natural gas and oil industry. There are two allowable methods of accounting for gas and oil business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to the full-cost pool. In the measurement of impairment of gas and oil properties, the successful-efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method, the net book value (full-cost pool) is compared to the future net cash flows discounted at 10 percent using commodity prices in effect on the last day of the reporting period (ceiling limitation). If the full-cost pool is in excess of the ceiling limitation, the excess amount is charged through income.

We have elected to use the full-cost method to account for our investment in natural gas and oil properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding natural gas and oil reserves, including salaries, benefits and other internal costs directly related to these finding activities. For the year ended December 31, 2007, there were no internal costs capitalized. For the years 2005 and 2006 such internal costs capitalized totaled $1.1 million and $3.9 million, respectively. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of natural gas and oil properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Our results of operations would have been different had we used the successful-efforts method for our natural gas and oil investments. Generally, the application of the full-cost method of accounting results in higher capitalized costs and higher depletion rates compared to similar companies applying the successful-efforts method of accounting.

Full-Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized cost of natural gas and oil properties, after deducting the asset retirement obligation is limited to the sum of the estimated future net revenues from proved properties using period-end prices, after giving effect to cash flow hedge positions, discounted at 10% and the lower of cost or fair value of unproved properties (“Ceiling Test”).

The calculation of the Ceiling Test and the provision for depletion and amortization are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development as more fully discussed in “—Natural Gas and Oil Reserve Quantities” below. Due to the imprecision in estimating natural gas and oil reserves as well as the potential volatility in natural gas and oil prices and their effect on the carrying value of our proved natural gas and oil reserves, there can be no assurance that Ceiling Test write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved natural gas and oil properties. These factors include declining natural gas and oil prices, downward revisions in estimated proved natural gas and oil reserve quantities and unsuccessful drilling activities.

At December 31, 2007, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $34.0 million. At December 31, 2006, our Predecessor had a cushion of $42.1 million.

Asset Retirement Obligation

We have obligations to remove tangible equipment and restore land at the end of a natural gas or oil wells life. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Estimating the future plugging and abandonment costs requires management to make estimates and judgments inherent in the present value calculation of the future obligation. These include ultimate plugging and abandonment costs, inflation factors, credit adjusted discount rates, and timing of the obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the natural gas and oil property balance.

Natural Gas and Oil Reserve Quantities

Our estimate of proved reserves is based on the quantities of natural gas and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. NSAI prepares a reserve and economic evaluation of all our properties on a well-by-well basis.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

Our proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas, natural gas liquids and oil eventually recovered.

Revenue Recognition

Sales of natural gas and oil are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.

We sell natural gas on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas, and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, our revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase without consideration of hedging. We believe that the pricing provisions of our natural gas contracts are customary in the industry.

Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2007 or 2006.

Price Risk Management Activities

We periodically use derivative financial instruments to achieve a more predictable cash flow from our natural gas and oil production by reducing our exposure to price fluctuations. Currently, these derivative financial instruments include fixed-price swaps, collars and put options. We account for these activities pursuant to SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.

The accounting for changes in the fair market value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation, which is established at the inception of a derivative instrument. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the company’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

Our Predecessor did not specifically designate the derivative instruments established in 2005 and 2006 as hedges under SFAS No. 133, even though they protected our Predecessor from changes in commodity prices. Therefore, the mark to market of these instruments was recorded in current earnings. Further, these mark to market amounts represent non-cash charges. The derivative instruments we established in 2007 as well as future derivative instruments will be designated as hedges under SFAS No. 133. Had no hedges been in place, we would have received additional revenue of $0.7 million during 2007 and our Predecessor would have received additional revenue of $10.0 million and $2.2 million during 2005 and 2006, respectively. In January 2007, we terminated existing hedges at a cost of approximately $2.8 million, of which $0.8 million is reflected as a realized loss from derivative contracts on the statement of operations for the year ended December 31, 2007.

For derivative instruments designated as cash flow hedges, changes in fair market value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is settled and recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative instrument’s fair market value. Any ineffective portion of the derivative instrument’s change in fair market value is recognized immediately in earnings.

Stock Based Compensation

We account for Stock Based Compensation pursuant to SFAS No. 123(R)—Share-Based Payment. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. On March 29, 2005, the SEC staff issued SAB No. 107, Share-Based Payment, to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.

In April 2007, certain members of management were granted 365,000 restricted Class B units which vest over two years. In addition, another 55,000 restricted Class B units were issued to two new employees in August 2007, which will vest over three years. In October 2007, a board member was granted 5,000 common units which vest over one year. There are an additional 40,000 Class B units available to be issued in the future. These units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R)—Share-Based Payment.

With respect to the 420,000 restricted Class B units granted, we expect to incur $3.2 million, $2.2 million and $0.2 million in non-cash compensation expense for the years ended 2008, 2009 and 2010, respectively. For the year ended December 31, 2007, we recorded $2.1 million of non-cash compensation expense. Non-cash compensation expense to be incurred on the 40,000 Class B units to be issued in the future will be determined based on the trading price of the units when they are granted.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company adopted the standard for those assets and liabilities as of January 1, 2008. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments and to include credit risk as a part of the calculation of the fair value of derivatives. The adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 “ (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008, the Company adopted SFAS No.159 and the adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations that we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the December 31, 2007 balance sheet, the statement would have no impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging  Activities” (“ SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative  instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand  their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves  these improvements by requiring disclosure of the fair values of derivative instruments and their gains and  losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure  of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to  enable financial statement users to locate important information about derivative instruments. SFAS No. 161  is effective for financial statements issued for fiscal years and interim periods beginning after November 15,  2008, with early application encouraged. We are evaluating the impact of SFAS No. 161 on our consolidated financial statements and do not expect the impact of implementation to be material.

Capital Resources and Liquidity

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and, with our recent IPO, the public equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of natural gas and oil properties; however, as a result of our IPO, we expect to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves. We expect to fund our maintenance capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our reserve-based credit facility and a combination of private and public equity depending on market conditions. As of March 14, 2008, we have $47.0 million available to be borrowed under our reserve-based credit facility. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

Cash Flow from Operations

Net cash provided by operating activities was $1.4 million during the year ended December 31, 2007, compared to $16.1 million during the year ended December 31, 2006 and $10.5 million during the year ended December 31, 2005. The decrease in net cash provided by operating activities in 2007 was substantially due to the termination of existing natural gas swaps at a cost of approximately $2.8 million, cash paid on early extinguishment of debt of approximately $2.5 million, the payment of $6.5 million for put option derivative contracts during the year ended December 31, 2007and the payment of $7.5 million of premiums to reset derivative strike prices at a higher value.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of natural gas and oil prices. Natural gas and oil prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic and political activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices of natural gas and oil.

We enter into hedging arrangements to reduce the impact of natural gas and oil price volatility on our cash flow from operations. Currently, we use a combination of fixed-price swaps and NYMEX collars and put options to hedge natural gas and oil prices.  Please read “Item 1—Operations—Hedging Activities” for discussion of percentage of our expected production hedged.

By hedging a significant portion of our natural gas and oil production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. The following table summarizes our hedges in place applicable to periods subsequent to December 31, 2007. The fixed-price swap transactions for natural gas are settled based upon the Columbia Gas Appalachian Index (“TECO Index”) and West Texas Intermediate light sweet for oil. The collars and put options for natural gas are settled based on the NYMEX price of natural gas at Henry Hub on the next to last trading day of the month. Settlement occurs on the 25th day following the production month for the swaps and collars and on the 5th day of the production month for the put options.

	Natural Gas						Oil
	Fixed-Price Swap Volumes (MMBtu)	Average Swap Price ($/MMBtu)	Put Option Volumes (MMBtu)	Average Price ($/MMBtu)	Collars Volumes (MMBtu)	Floor – Ceiling ($ /MMBtu)	Fixed-Price Swap Volumes (Bbls)	Average Swap Price ($ /Bbl)
Period from January 1, 2008 through February 29, 2008	525,790	$9.00	305,474	$7.50	—	$—	17,500	$90.30
Period from March 1, 2008 through September 30, 2008	1,776,513	$9.00	1,358,972	$7.50	700,000	$7.50-9.00	117,000	$90.30
Period from October 1, 2008 through December 31, 2008	713,831	$9.00	546,920	$7.50	300,000	$7.50-9.25	48,000	$90.30
Period from January 1, 2009 through December 31, 2009	2,657,046	$8.85	1,840,139	$7.50	1,000,000	$7.50-9.00	181,500	$87.23
Period from January 1, 2010 through December 31, 2010	2,387,640	$8.76	—	$—	730,000	$8.00-9.30	164,250	$85.65
Period from January 1, 2011 through December 31, 2011	2,196,012	$7.15	—	$—	—	$—	151,250	$85.50
Period from January 1, 2012 through December 31, 2012	—	$—	—	$—	—	$—	144,000	$80.00

Investing Activities—Acquisitions and Capital Expenditures

Our capital expenditures were $26.4 million in the year ended December 31, 2007 and $37.4 million and $37.1 million for the years ended December 31, 2006 and 2005, respectively. The total for 2007 includes $12.8 million for drilling, development and exploitation of natural gas and oil properties, $3.6 million for acquisitions of natural gas and oil properties and $9.8 million for deposits on acquisition of and prepayments of natural gas and oil properties. There were no acquisitions during 2006 or 2005. The totals for 2006 and 2005 include $28.9 million and $34.4 for drilling, development and exploitation of natural gas properties, and $8.5 million and $2.7 million for furniture, fixtures and equipment, respectively, which includes expenditures for extensions of the gathering system and related midstream activities.

We currently anticipate that our drilling budget for 2008 of between $17.6 million and $19.0 million, which predominantly consists of drilling and equipment is expected to be funded through cash from operations. As of March 14, 2008, we had $47.0 million available for borrowing under our reserve-based credit facility. Our current borrowing base is $150.0 million. We anticipate that our cash flow from operations and available borrowing capacity under our reserve-based credit facility will exceed our planned capital expenditures and other cash requirements for the year ended December 31, 2008. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Reserve-Based Credit Facility

On January 3, 2007, our operating company, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. However, the borrowing base was subject to $1.0 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination.

We applied $80.0 million of our net proceeds from our IPO in October 2007 to reduce our indebtedness under our reserve-based credit facility and as of December 31, 2007, our borrowings under the reserve-based credit facility totaled $37.4 million. In January and February, 2008, we borrowed an additional $65.6 million under our reserve-based credit facility principally to fund the acquisition of oil and natural gas properties in the Permian Basin from Apache Corporation which resulted in our outstanding indebtedness of $103 million at March 10, 2008.

Our reserve-based credit facility was amended and restated in February 2008 to extend the maturity date from January 2011 to March 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions. The increase in the borrowing base was principally the result of inclusion of the reserves related to the Permian Basin acquisition. As a result, as of March 14, 2008, we have $47.0 million available to be borrowed under our reserve-based credit facility.

Borrowings under the reserve-based credit facility are available for development, exploitation and acquisition of natural gas and oil properties, working capital and general limited liability company purposes.

At our election, interest is determined by reference to:

•      the London interbank offered rate, or LIBOR, plus an applicable margin between 1.0 % and 1.75% per annum; or

•      a domestic bank rate plus an applicable margin between 0.0% and 0.75% per annum.

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

•      consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under SFAS No. 133, which includes the current portion of derivative contracts; and

•      consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 4.0 to 1.0.

We have the ability to borrow under the reserve-based credit facility to pay distributions to unitholders as long as there has not been a default or event of default and if the amount of borrowings outstanding under our reserve-based credit facility is less than 90% of the borrowing base.

We believe that we are in compliance with the terms of our reserve-based credit facility. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

•  specified events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $1 .0 million in any year; and

•  a change of control, which includes (1) an acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the SEC) of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests other than by Nami, or (2) the replacement of a majority of our directors by persons not approved by our board of directors.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance-sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2007, there were no material loss contingencies.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2007 is provided in the following table.

	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	After 2012	Total
Management compensation	$600	$600	$100	$—	$—	$—	$1,300
Long-term debt	—	—	—	37,400	—	—	37,400
Operating leases	41	41	10	—	—	—	92
Total	$641	$641	$110	$37,400	$—	$—	$38,792

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the TECO Index for natural gas and West Texas Intermediate light sweet for oil. Pricing for natural gas and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control.

We enter into hedging arrangements with respect to a portion of our projected natural gas and oil production through various transactions that hedge the future prices received. These transactions may include price swaps whereby we will receive a fixed-price for our production and pay a variable market price to the contract counterparty. Additionally, we have put options for which we pay the counterparty the fair value at the purchase date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. These hedging activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to natural gas and oil price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

At December 31, 2007, the fair value of hedges that settle during the next twelve months was an asset of approximately $4.0 million, which we are owed by our counterparties. A 10% increase in the index gas price above the December 31, 2007 price for the next twelve months would result in an increase in the value of the hedges of approximately $1.6 million; conversely, a 10% decrease in the index gas price would result in a decrease of approximately $1.3 million.

The following table summarizes derivatives in place applicable to periods subsequent to December 31, 2007:

	January 1, -February 29, 2008	March 1, -September 30, 2008	October 1, - December 31, 2008	Year 2009	Year 2010	Year 2011	Year 2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu)	525,790	1,776,513	713,831	2,657,046	2,387,640	2,196,012	—
Fixed Price ($/MMBtu)	$9.00	$9.00	$9.00	$8.85	$8.76	$7.15	$—
Puts:
Hedged Volume (MMBtu)	305,474	1,358,972	546,920	1,840,139	—	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$7.50	$—	$—	$—
Collars:
Hedged Volume (MMBtu)	—	700,000	300,000	1,000,000	730,000	—	—
Floor Price ($/MMBtu)	$—	$7.50	$7.50	$7.50	$8.00	$—	$—
Ceiling Price ($/MMBtu)	$—	$9.00	$9.25	$9.00	$9.30	$—	$—
Total:
Hedged Volume (MMBtu)	831,264	3,135,485	1,260,751	4,497,185	3,117,640	2,196,012	—

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls)	17,500	117,000	48,000	181,500	164,250	151,250	144,000
Fixed Price ($/Bbl)	$90.30	$90.30	$90.30	$87.23	$85.65	$85.50	$80.00

Interest Rate Risks

At December 31, 2007, we had debt outstanding of $37.4 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility. However, after the closing of our acquisition of oil and natural gas producing properties in the Permian Basin of West Texas and Southeast New Mexico in January 2008 and other borrowings, our debt outstanding was increased to $103.0 million and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest rate hedges discussed below. In December 2007 and February and March 2008, we entered into interest rate swaps, which require payment to or from the counterparty based upon the differential between two rates for a predetermined contractual amount. This hedging activity converts a floating interest rate to a fixed interest rate and is intended to manage our exposure to interest rate fluctuations.

The following summarizes information concerning our positions in open interest rate swaps applicable to periods subsequent to December 31, 2007.

	Principal	Fixed Libor
	Balance	Rates
Period:
January 1, 2008 to December 10, 2010	$20,000,000	3.88%
January 31, 2008 to January 31, 2011	$30,000,000	3.00%
March 31, 2008 to March 31, 2011	$10,000,000	2.66%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Below is an index to the items contained in Part II, Item 8, Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

Vanguard Natural Resources, LLC

and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vanguard Natural Resources, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, members’ equity, comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index in Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Natural Resources, LLC and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Vanguard Natural Gas, LLC

and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Natural Gas, LLC and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

April 20, 2007

Report of Independent Registered Public Accounting Firm

CERTIFIED PUBLIC ACCOUNTANTS BUSINESS ADVISORS TECHNOLOGY CONSULTANTS

To the Members Vanguard Natural Gas, LLC	1729 Midpark Road Suite C-zoo Knoxville, TN 37921 865.583.0091 phone 865.583.0560 fax www.rodefermoss.com

We have audited the accompanying consolidated statements of operations and cash flows of Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC) for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Vanguard Natural Gas, LLC’s operations and cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Knoxville, Tennessee

April 3, 2007

GREENEVILLE - KNOXVILLE - NASHVILLE - TRI-CITIES

Vanguard Natural Resources, LLC and Subsidiaries

Consolidated Balance Sheet

As of December 31,

	Vanguard	Vanguard Predecessor
	2007	2006
Assets
Current assets
Cash and cash equivalents	$3,109,563	$1,730,956
Trade accounts receivable, net	4,372,731	5,269,067
Receivables due from affiliates	—	14,650,936
Other receivables	—	234,456
Derivative assets	4,017,085	—
Other currents assets	453,198	283,884
Total current assets	11,952,577	22,169,299

Property and equipment
Land	—	46,350
Buildings	—	10,850
Furniture and fixtures	72,893	846,580
Machinery and equipment	138,719	12,681,363
Less: accumulated depreciation	(45,157)	(1,712,535)
Total property and equipment	166,455	11,872,608

Natural gas and oil properties, net – full cost method	106,983,349	104,683,610

Other assets
Derivative assets	1,329,511	—
Deferred financing costs	941,833	—
Non-current deposits	8,285,883	—
Other assets	1,519,577	—
Total assets	$131,179,185	$138,725,517

Liabilities and members’ equity

Current liabilities
Accounts payable - trade	$1,056,627	$8,756,937
Accounts payable – natural gas and oil	257,073	1,441,941
Payables to affiliates	3,838,328	—
Derivative liabilities	—	2,022,079
Accrued expenses	203,159	1,230,686
Due to member	—	75,000
Total current liabilities	5,355,187	13,526,643

Long-term debt	37,400,000	94,067,500
Derivative liabilities	5,903,384	—
Asset retirement obligations	189,711	418,533
Total liabilities	48,848,282	108,012,676

Commitments and contingencies

Members’ equity
Members’ capital, 10,795,000 common units issued and outstanding at December 31, 2007	90,257,856	30,712,841
Class B units, 420,000 issued and outstanding at December 31, 2007	2,131,995	—
Other comprehensive loss	(10,058,948)	—
Total members’ equity	82,330,903	30,712,841

Total liabilities and members’ equity	$131,179,185	$138,725,517

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statement of Operations

For the Years Ended December 31,

	Vanguard	Vanguard Predecessor
	2007	2006	2005
Revenues
Natural gas and oil sales	$34,540,500	$38,849,142	$40,750,089
Realized losses from derivative contracts	(701,675)	(2,207,902)	(10,024,178)
Change in fair value of derivative contracts	—	17,747,817	(18,778,983)
Total revenues	33,838,825	54,389,057	11,946,928

Costs and expenses
Lease operating expenses	5,066,230	4,896,327	4,607,198
Depreciation, depletion and amortization	8,981,179	8,633,235	6,189,478
Selling, general and administrative	3,506,539	5,198,760	5,945,613
Bad debt expense	1,007,458	—	—
Taxes other than income	2,053,604	1,774,215	1,248,946
Total costs and expenses	20,615,010	20,502,537	17,991,235

Income (loss) from operations	13,223,815	33,886,520	(6,044,307)

Other income (expense)
Interest income	61,621	40,256	51,471
Interest expense	(8,134,600)	(7,371,930)	(4,565,712)
Loss on extinguishment of debt expense	(2,501,528)	—	—
Total other expense	(10,574,507)	(7,331,674)	(4,514,241)

Net income (loss)	$2,649,308	$26,554,846	$(10,558,548)

Net income per unit:
Common & Class B units - basic	$0.24
Common & Class B units - diluted	$0.24

Weighted average units outstanding:
Common units – basic & diluted	10,795,000
Class B units – basic & diluted	276,795

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries

Consolidated Statement of Members’ Equity

For the Year Ended December 31, 2007

	Common Units	Class B Units	Total Members’ Equity
Balance, January 1, 2007	—	—	$—
Initial contribution	5,540,000	—	3,289,055
Sale of private placement units	—	—	41,220,000
Distribution to member	—	—	(41,220,000)
Issuance of common units, net of offering costs of $9,804,085	5,250,000	—	89,945,916
Distribution to members	—	—	(5,626,423)
Unit-based compensation	5,000	420,000	2,131,995
Net income	—	—	2,649,308
Changes in fair value of commodity hedges	—	—	(10,058,948)

Balance, December 31, 2007	10,795,000	420,000	$82,330,903

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries

Consolidated Statement of Cash Flows

For the Years Ended December 31,

	Vanguard	Vanguard Predecessor
	2007	2006	2005
Operating activities
Net income (loss)	$2,649,308	$26,554,846	$(10,558,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,981,179	8,633,235	6,189,478
Amortization of deferred financing costs	296,115	—	—
Bad debt expense	1,007,458	—	—
Unit-based compensation	2,131,995	—	—
Change in fair value of derivative contracts	—	(17,747,817)	18,778,983
Changes in operating assets and liabilities:
Trade accounts receivable	(504,683)	1,634,402	(127,911)
Receivables due from affiliates	(530,809)	(3,448,823)	(8,488,293)
Price risk management activities, net	(11,524,239)	—	—
Other receivables	—	1,004,464	(989,545)
Inventory	—	(54,988)	(51,371)
Other current assets	(340,060)	40,803	91,098
Accounts payable	1,243,817	373,381	6,638,940
Accrued expenses	(2,037,794)	(902,185)	(952,988)
Net cash provided by operating activities	1,372,287	16,087,318	10,529,843

Investing activities
Additions to property and equipment	(132,371)	(8,486,055)	(2,694,185)
Additions to natural gas and oil properties	(12,821,192)	(28,896,671)	(34,373,612)
Acquisitions of natural gas and oil properties	(3,649,702)	—	—
Deposits and prepayments of natural gas and oil properties	(9,805,460)	—	—
Net cash used in investing activities	(26,408,725)	(37,382,726)	(37,067,797)

Financing activities
Proceeds from borrowings	126,200,000	21,360,000	30,390,000
Repayment of debt	(182,867,500)	—	—
Proceeds from sale of initial public offering units	89,946,916	—	—
Proceeds from private placement units	41,220,000	—	—
Capital distributions	(46,846,423)	(1,375,104)	(4,819,333)
Financing costs	(1,237,948)	—	—
Net cash provided by financing activities	26,415,045	19,984,896	25,570,667
Net increase (decrease) in cash and cash equivalents	1,378,607	(1,310,512)	(967,287)
Cash and cash equivalents, beginning of year	1,730,956	3,041,468	4,008,755
Cash and cash equivalents, end of year	$3,109,563	$1,730,956	$3,041,468
Supplemental cash flow information:
Cash paid for interest	$8,839,169	$7,233,549	$5,735,952
Non-cash financing and investing activities:
Asset retirement obligations	$177,153	$187,638	$69,900
Initial contribution of assets	$3,289,055	$—	$—

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statement of Comprehensive Income

For the Years Ended December 31,

	Vanguard	Vanguard Predecessor
	2007	2006	2005

Net income (loss)	$2,649,308	$26,554,846	$(10,558,548)

Net losses from cash flow hedging activities:
Unrealized mark-to-market losses arising during the period	(9,644,224)	—	—
Reclassification of realized losses	(414,724)	—	—
Other comprehensive loss	(10,058,948)	—	—

Comprehensive income (loss)	$(7,409,640)	$26,554,846	$(10,558,548)

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Nature of Operations

Vanguard Natural Resources, LLC is a publicly traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties. Through our operating subsidiaries, we own properties in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee.

References in this report to (1) “us”, “we”, “our”, “the Company”, “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), Trust Energy Company, LLC, (“TEC”), VNR Holdings, Inc (“VNRH”) and Ariana Energy, LLC, (“Ariana Energy”) and (2) “Vanguard Predecessor”, “Predecessor”, “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

We were formed in October 2006 and effective January 5, 2007, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC) was separated into our operating subsidiary and Vinland Energy Eastern, LLC (“Vinland”). As part of the separation, we retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres and a contract right to receive approximately 99% of the net proceeds from the sale of production from certain producing gas and oil wells. In the separation, Vinland was conveyed the remaining 60% of our Predecessor’s working interest in the known producing horizons in this acreage, and 100% of our Predecessor’s working interest in depths above and 100 feet below our known producing horizons. Vinland acts as the operator of our existing wells in Appalachia and all of the wells that we drill in this area. We refer to these events as the “Restructuring.”

In October 2007, we completed our initial public offering (“IPO”) of 5.25 million units representing limited liability interests in VNR at $19.00 per unit for net proceeds of $92.8 million after deducting underwriting discounts and fees of $7.0 million.  The proceeds were used to reduce indebtedness under our Credit Facility by $80.0 million and the balance was used for the payment of accrued distributions to pre-IPO unitholders and the payment of a deferred swap obligation.

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

The consolidated financial statements as of and for the year ended December 31, 2007 include the accounts of VNG, TEC, VNRH and Ariana Energy. In conjunction with the Restructuring, Nami Resources Company, LLC conveyed its assets to Vinland or TEC as appropriate and is no longer a wholly-owned subsidiary of VNG and therefore is no longer consolidated in these consolidated financial statements.  The consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006 and 2005 are based on the annual audited financial statements of VNG prior to the Restructuring.  As such, these periods are labeled Vanguard Predecessor and are separated from VNR financial data by a bold black line.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of all subsidiaries after the elimination of all significant intercompany accounts and transactions.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or member’s equity.

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company adopted the standard for those assets and liabilities as of January 1, 2008. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments and to include credit risk as a part of the calculation of the fair value of derivatives. The adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008, the Company adopted, SFAS No.159 and the adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations that we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the December 31, 2007 balance sheet, the statement would have no impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are evaluating the impact of SFAS No. 161 on our consolidated financial statements and do not expect the impact of implementation to be material.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms and are presented on the consolidated balance sheet net of allowances for doubtful accounts. We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

Inventory

Materials, supplies and commodity inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets.

The estimated useful lives of our property and equipment are as follows:

Lives (Years)
Furniture and fixtures	3-5
Machinery and equipment	7

Depreciation expense for the year ended December 31, 2007 was $36,539. Our Predecessor’s consolidated statement of operations included depreciation expense in the amount of $693,266, and $485,121 at December 31, 2006 and 2005, respectively.

Natural Gas and Oil Properties

The full cost method of accounting is used to account for natural gas and oil properties. Under the full cost method, substantially all costs incurred in connection with the acquisition, development and exploration of natural gas and oil reserves are capitalized. These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs and capitalized interest. Under the full cost method, both dry hole costs and geological and geophysical costs are capitalized into the full cost pool, which is subject to amortization and subject to ceiling test limitations as discussed below.

Capitalized costs associated with proved reserves are amortized over the life of the reserves using the unit of production method. Conversely, capitalized costs associated with unproved properties are excluded from the amortizable base until these properties are evaluated, which occurs on a quarterly basis. Specifically, costs are transferred to the amortizable base when properties are determined to have proved reserves. In addition, we transfer unproved property costs to the amortizable base when unproved properties are evaluated as being impaired and as exploratory wells are determined to be unsuccessful. Additionally, the amortizable base includes estimated future development costs, dismantlement, restoration and abandonment costs net of estimated salvage values, and geological and geophysical costs incurred that cannot be associated with unevaluated properties or prospects in which we own a direct interest.

Capitalized costs are limited to a ceiling based on the present value of future net revenues using end of period spot prices discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, we are required to write-down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write-downs are included in the consolidated statement of operations as a ceiling test charge. Ceiling test calculations include the effects of derivative contracts. Ceiling test calculations exclude the estimated future cash outflows associated with asset retirement obligations related to proved developed reserves.

When we sell or convey interests in natural gas and oil properties, they reduce natural gas and oil reserves for the amount attributable to the sold or conveyed interest. We do not recognize a gain or loss on sales of natural gas and oil properties, unless those sales would significantly alter the relationship between capitalized costs and proved reserves. Sales proceeds on insignificant sales are treated as an adjustment to the cost of the properties.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

Asset Retirement Obligations

Under SFAS No. 143, Accounting for Asset Retirement Obligations, we record a liability for asset retirement obligations at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the assets useful life. Our recognized asset retirement obligation exclusively relates to the plugging and abandonment of natural gas and oil wells. Management periodically reviews the estimate of the timing of well abandonments as well as the estimated plugging and abandonment costs, which are discounted at the credit adjusted risk free rate.  These retirement costs are recorded as a long-term liability on the consolidated balance sheet with an offsetting increase in natural gas and oil properties. An ongoing accretion expense is recognized for changes in the value of the liability as a result of the passage of time, which we record in depreciation, depletion and amortization expense in the consolidated statement of operations.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets, other than investments in natural gas and oil properties, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For property and equipment used in operations, the determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value.

Revenue Recognition and Gas Imbalances

We apply the sales method of accounting for natural gas and oil revenue. Under this method, revenues are recognized based on the actual volume of natural gas and oil sold to customers, net of any royalty interests owed on the sold product. In the movement of natural gas, it is common for differences to arise between the volume of gas contracted or nominated, and the volume of gas actually received or delivered. These variances or imbalances, are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given by a pipeline for volumes received from producers may be different than volumes actually delivered by a pipeline. When all necessary information, such as the final pipeline statement for receipts and deliveries are available, the imbalances are resolved and adjustments to the trade accounts receivable or trade accounts payable is recorded as appropriate.  The amount of imbalances were not material at December 31, 2007 and 2006.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative contracts. We control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with credit-worthy financial institutions and (ii) maintaining policies over credit extension that include the evaluation of customers’ financial condition and monitoring payment history, although we do not have collateral requirements.

At December 31, 2007 and 2006, the cash and cash equivalents are concentrated in two financial institutions. We periodically assess the financial condition of these institutions and believe that any possible credit risk is minimal. At December 31, 2007 and 2006, seven and six customers comprised 87% and 90% of our total trade accounts receivable, respectively. This concentration of customers may impact the overall exposure to credit risk in that the customers are in the energy industry and they may be similarly affected by changes in economic or other conditions. In addition, receivables due from affiliates represented 66% of total current assets at December 31, 2006. All of the related party balances at December 31, 2006, were conveyed to other entities pursuant to the Restructuring and therefore no receivable balances were outstanding from these affiliates at December 31, 2007.

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

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

Price Risk Management Activities

From time to time, the Company enters into derivative contracts, such as natural gas and oil swaps, collars and put option contracts, as a hedging strategy to manage commodity price risk associated with its production. Gains and losses on these hedging activities are generally recognized over the period that its production is hedged as an offset to the specific hedged item. Cash flows related to any recognized gains and losses associated with these hedges are reported as cash flows from operations. Changes in derivative fair values that are designated as hedges are deferred in other comprehensive income (loss) to the extent that they are effective and then recognized in operating revenues when the hedged transactions occur. The ineffective portion of a hedge’s change in value and the change in value of all derivative contracts not designated as hedges is recognized immediately in earnings as a separate line item in our consolidated statement of operations.

We record all derivative contracts on the consolidated balance sheet at fair value as either short-term or long-term assets or liabilities based upon their anticipated settlement date. We net derivative assets and liabilities for counterparties where we have a legal right of offset. The derivative contracts entered into in 2006 and 2005 were not specifically designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and therefore did not qualify for hedge accounting treatment. The change in fair value of these derivative contracts is recorded in the consolidated statement of operations.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes.  As such, it is not a taxable entity and does not directly pay federal and state income tax. Its taxable income or loss, which may vary substantially from the net income or net loss reported in the consolidated statement of operations , is included in the federal and state income tax returns of each unitholder.  Accordingly, no recognition has been given to federal and state income taxes for the operations of the Company.  The aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Company does not have access to information about each unitholders’ tax attributes in the Company.

2.    Accounts Receivable and Allowance for Doubtful Accounts

We established an approximate $1.0 million provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007.  The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance and it is reflected as bad debt expense on our consolidated statement of operations for the year ended December 31, 2007. We began selling our oil production to a new customer beginning in March 2007. There are no allowances for doubtful accounts recorded against accounts receivable at December 31, 2006.

3.    Other Receivables

From time to time, our Predecessor advanced funds to third parties, primarily for the purpose of providing financing related to the purchase of drilling rigs or other related equipment. Amounts due from such parties amounted to $234,456 at December 31, 2006.  These receivables were non-interest bearing and due on demand. All other receivable balances at December 31, 2006, were conveyed to other entities pursuant to the Restructuring and therefore no other receivable balances were outstanding at December 31, 2007.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

4.    Natural Gas and Oil Properties

Natural gas and oil properties are comprised of the following:

	Vanguard	Vanguard Predecessor
December 31,	2007	2006
Natural gas and oil properties, at cost	$135,435,240	$128,811,908
Accumulated depletion	(28,451,891)	(24,128,298)
Natural gas and oil properties, net	$106,983,349	$104,683,610

5.    Credit Facilities and Long-Term Debt

Our credit facilities and long-term debt consisted of the following at December 31,:

			Vanguard	Vanguard Predecessor
Description	Interest Rate	Maturity Date	2007	2006
$75 million Senior Secured Revolver	Variable	January 31, 2007	$—	$63,067,500
$40 million TCW Senior Secured Notes	13%	December 29, 2011	—	31,000,000
$200 million Senior Secured Revolver	Variable	January 3, 2011	37,400,000	—
Total			$37,400,000	$94,067,500

$75 million Senior Secured Revolver

On June 30, 2003, we entered into a $75.0 million senior secured revolving credit facility with the Bank of Texas (“Senior Revolver”) which amended and restated in its entirety a loan agreement dated March 23, 2001. The Senior Revolver had an original maturity date of June 30, 2006 but was extended through amendments to January 31, 2007. The available credit line (“Borrowing Base”) was subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. At December 31, 2006, the Borrowing Base was $65.0 million. The Senior Revolver was secured by a mortgage lien on certain natural gas and oil properties, field equipment and accounts receivable, among other assets held by the Company. Interest rates under this credit facility were at the election of the Company based on Euro-Dollars (LIBOR) or Stated Rate (Prime) indications, plus a margin. The margin could range from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.875% to LIBOR plus 2.625% depending on borrowing base utilization. At December 31, 2006, our interest rate was 8.5%. The availability of borrowings was subject to various conditions, which included compliance with the financial covenants and ratios required by the facility, absence of default under the facility and the continued accuracy of the representations and warranties contained in the facility. At December 31, 2006, the financial coverage ratios under the facility required that our debt to EBITDA (as defined in the loan agreement) ratio not exceed 4.0 to 1.0 and our current ratio (as defined in the loan agreement) not be less than 1.0 to 1.0. In addition, affiliate investments (as defined in the loan agreement) could not exceed $10.0 million.

Since the inception of the Senior Revolver, seven amendments were entered into which amended certain terms of the loan agreement including increasing the number of participating lenders, changing the maximum borrowing base, extending the maturity date, reducing the interest costs, adding a new financial covenant and adding new reporting requirements. In addition, on December 30, 2004, our second amendment reduced the amount of natural gas and oil properties pledged under the Senior Revolver. Certain pledged natural gas and oil properties were released so that they could be pledged under a new $40.0 million note facility as described below. As consideration for releasing the pledged properties, indebtedness under the Senior Revolver was reduced by $16.0 million using proceeds from the new note facility.

On January 3, 2007, all amounts due under the Senior Revolver were repaid and a new long-term credit facility was established as discussed below, and therefore, amounts due under the Senior Revolver are reported on the balance sheet as a long-term obligation despite the maturity date falling within one year of December 31, 2006.

$40 million TCW Senior Secured Notes

On December 30, 2004, we entered into a $40.0 million Senior Secured Notes facility due to TCW Asset Management Company (the “TCW Notes”). The TCW Notes original maturity was on December 29, 2011 and required quarterly interest payments at 13% per annum. The TCW Notes were secured by a mortgage lien on certain natural gas and oil properties. Prior to December 30, 2006, the availability of borrowings was subject to various conditions, which included compliance with the financial covenants and ratios required by the facility, absence of default under the facility and the continued accuracy of the representations and warranties contained in the facility.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

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

New $200 Million Senior Secured Revolver

In January 2007, we entered into a new four-year $200.0 million revolving credit facility (“Credit Facility”) with two banks. All outstanding debt under the TCW Notes (including an early payment penalty of $2.5 million) and the Senior Revolver were repaid with borrowings under the new Credit Facility. The available credit line (“Borrowing Base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves. The initial Borrowing Base was set at $115.5 million and is secured by a first lien security interest in all of our natural gas and oil properties.  However, the borrowing base was subject to a $1.0 million reduction per month starting on July 1, 2007 through November 1, 2007.  In November 2007, with the sixth amendment to the Credit Facility, our borrowing base under our Credit Facility was set at $110.5 million pursuant to our semi-annual redetermination.

Interest rates under the Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. The applicable margin and other fees increase as the utilization of the borrowing base increases. Pursuant to the sixth amendment to the Credit Facility, the applicable margins on our borrowing base utilization grid were lowered to reflect the following:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

The Credit Agreement contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur additional debt, sell assets, create liens, or make certain distributions. At December 31, 2007, we were in compliance with our debt covenants.  In addition, after consideration of the third amendment to the Credit Facility described below, the first $100.0 million of proceeds received from an equity infusion were to be applied to the repayment of borrowings under the Credit Facility (“Equity Event”). Pursuant to the fifth amendment, the amount of proceeds from the equity event that was to be applied to the repayment of borrowings under the Credit Facility was reduced from $100.0 million to $80.0 million. Since borrowings under the Credit Facility were not reduced by $100.0 million by July 1, 2007, the applicable margin increased as follows:

Eurodollar Loans	3.00%
ABR Loans	4.00%
Commitment Fee Rate	0.50%
Letter of Credit Fee	3.00%

The Credit Agreement required us to enter into a commodity price hedge position establishing certain minimum fixed prices for anticipated future production equal to approximately 84% of the projected production from proved developed producing reserves from the second half of 2007 through 2011. Also, the Credit Agreement required that certain production put option contracts for the years 2007, 2008 and 2009 be put in place to create a price floor for anticipated production from new wells drilled.  See Note 6. Financial Instruments and Price Risk Management Activities for further discussion.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

In March 2007, the first amendment to the Credit Facility was executed. The amendment redefined the method to calculate a financial covenant to include the impact of acquisitions and divestitures. In addition, it clarified that the increase in the applicable margin, which commenced on July 1, 2007, will continue only until the Equity Event occurs.

In April 2007, the second amendment to the Credit Facility was executed. The amendment redefined change of control to allow for the sale of common units to private investors more fully described below in Note 10. Common Units and Net Income per Unit, recognized certain contract rights to receive approximately 99% of the net proceeds (after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of the wells and overhead costs) from the sale of production from certain producing gas and oil wells located within the Asher lease.

In May 2007, the third amendment to the Credit Facility was executed. The amendment increased the amount of proceeds from an equity infusion that must be applied to the repayment of borrowings under the Credit Facility from $80.0 million to $100.0 million. A new Minimum Liquidity covenant was added which requires us to maintain unencumbered liquid assets of at least $2.0 million which includes unused availability under the borrowing base. Also, the amount of other debt we can incur was temporarily increased from $1.0 million to $7.5 million which allowed us to incur the debt necessary to reset our 2007, 2008 and 2009 natural gas swaps at higher prices more fully described in Note 6. Financial Instruments and Price Risk Management Activities.  The other debt was required to be repaid at the earlier of five business days after closing of a public offering of equity securities or September 3, 2007.  This date was extended to November 1, 2007 as discussed below.

In July 2007, a new borrowing base notice was received pursuant to our Credit Facility agreement which reaffirmed our $115.5 million borrowing base but required $1.0 million monthly reductions beginning on July 1, 2007 through the next redetermination date, which was October 1, 2007, at which time a new redetermination would be made.  The October 1, 2007 redetermination date was subsequently moved to November 1, 2007 pursuant to the fifth amendment to the Credit Facility.

In August 2007, the fourth amendment to the Credit Facility was executed.  The amendment extended the date for which other debt outside the Credit Facility must be reduced below $1.0 million from September 3, 2007 to October 8, 2007. The October 8, 2007 date was subsequently moved to November 1, 2007 pursuant to the fifth amendment to the Credit Facility.

In October 2007, the fifth amendment to the Credit Facility was executed.  There were five items addressed in this amendment. First, the borrowing base redetermination date was adjusted from October 1, 2007 to November 1, 2007 for purposes of this one redetermination.  Second, the date at which our other debt outside of the Credit Facility must be reduced to under $1.0 million was extended from October 8, 2007 to November 1, 2007.  Third, the amount of proceeds from an equity infusion that must be applied to the repayment of borrowings under the Credit Facility was reduced from $100.0 million to $80.0 million and the outstanding borrowings under the Credit Facility must be reduced to less that 50% of our then-specified borrowing base after any equity infusion before making any subsequent distributions.  Fourth, the covenant which prohibited us from making distributions if our borrowings exceeded 50% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 80% of our borrowing base.  Fifth, the amendment allowed us to borrow under the Credit Facility to make distributions as long as there has not been a default or event of default under the Credit facility and any such distributions for any quarter do not exceed EBITDA (as defined in the Credit Facility) for such quarter.

In November 2007, a sixth amendment to the Credit Facility was executed which set our borrowing base under our Credit Facility at $110.5 million pursuant to our semi-annual redetermination,  revised the covenant governing borrowing funds to make distributions, and lowered our borrowing rates. The covenant which prohibited us from making distributions if our borrowings exceeded 80% of our borrowing base was revised to allow us to make distributions if our borrowings were less than 90% of our borrowing base. In addition, the applicable margins on our borrowing base utilization grid were lowered as referenced above.

Our Credit Facility was amended and restated in February 2008 and additional borrowings were made pursuant to the acquisition of natural gas and oil properties in the Permian Basin. See Note 12. Subsequent Events for further discussion.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

6.    Financial Instruments and Price Risk Management Activities

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31:

	Vanguard		Vanguard Predecessor
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
$75 million Senior Secured Revolver	$—	$—	$63,067,500	$63,067,500
TCW Notes	$—	$—	$31,000,000	$31,000,000
$200 million Senior Secured Revolver	$37,400,000	$37,400,000	$—	$—
Net liabilities from price risk management activities	$556,788	$556,788	$2,022,079	$2,022,079

At December 31, 2007 and 2006, the carrying amounts reported on the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. We use available marketing data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments and does not impact our financial position, results of operations or cash flows. The Senior Revolver credit facilities approximate fair value because these instrument bear interest at current market rates.

From time to time, we enter into natural gas swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market index, such as the Columbia Gas Appalachian Index (“TECO Index”) natural gas futures.

During 2006, natural gas swaps covered 2,673,000 MMBtu, fixing the sales price of this natural gas at an average of $6.29 per MMBtu. The derivative contracts entered into in 2006 were not specifically designated as hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and therefore did not qualify for hedge accounting treatment. These derivative contracts are recorded at fair value on the consolidated balance sheet as short-term and long-term liabilities based upon their anticipated settlement date. The change in fair value of these derivative contracts was recorded in the consolidated statement of operations.

On January 3, 2007, the natural gas price swaps referred to above were terminated which resulted in the Company incurring swap termination fees of $2.8 million. New natural gas swaps and option derivative contracts were put in place in conjunction with entering into a new credit facility as described in Note 5. Credit Facilities and Long-Term Debt. At our election, in January 2007 we entered into a NYMEX natural gas collar contract. A summary of the derivative contracts entered into in January 2007 is as follows:

Swap Agreements

Contract Period	Volume in MMBtu	Weighted Average TECO Index Fixed Price
July – December 2007	1,708,357	$7.50
2008	3,016,134	$8.14
2009	2,657,046	$7.87
2010	2,387,640	$7.53
2011	2,196,012	$7.15

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
February – December 2007	1,356,480	$7.50
2008	2,211,366	$7.50
2009	1,840,139	$7.50

Collar Contracts

Contract Period	Volume in MMBtu	NYMEX Price Floor	NYMEX Price Ceiling
February – June 2007	1,500,000	$6.45	$7.45

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

In January 2007, the Company paid $6.5 million for the put option contracts referenced above. Payments for the put option contracts and the swap termination fee were funded with borrowings under the Credit Facility.

In May 2007, we reset our 2007, 2008 and 2009 natural gas swaps at higher prices as follows:

Contract Period	Volume in MMBtu	Original Weighted Average TECO Index Fixed Price	New Weighted Average TECO Index Fixed Price
July – December 2007	1,708,357	$7.50	$9.00
2008	3,016,134	$8.14	$9.00
2009	2,657,046	$7.87	$8.85

In connection with resetting our swaps as described above in May 2007, we incurred a $7.3 million deferred swap payment obligation with the derivative counterparty which accrued interest daily at 7.36% and was payable at the earlier of five days after the closing of an equity issuance or November 1, 2007. The deferred swap obligation was paid in October 2007 using proceeds from our IPO.

The derivative contracts entered into in January 2007, and reset in May 2007, were specifically designated as hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and therefore qualify for hedge accounting treatment. These derivative contracts are recorded at fair value on the consolidated balance sheet as short-term and long-term assets and liabilities based upon their anticipated settlement date. The change in fair value of these derivative contracts is recorded in other comprehensive income.

At December 31, 2007, the Company had open natural gas derivative contracts covering its production as follows:

Swap Agreements

Contract Period	Volume in MMBtu	Weighted Average TECO Index Fixed Price
2008	3,016,134	$9.00
2009	2,657,046	$8.85
2010	2,387,640	$7.53
2011	2,196,012	$7.15

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
2008	2,211,366	$7.50
2009	1,840,139	$7.50

In addition, in December 2007, we entered into an interest rate swap agreement which fixed LIBOR at 3.875% on $20.0 million of borrowings for the period from December 2007 to December 2010 to minimize the effect of fluctuating interest rates. If LIBOR is lower than the fixed rate in the contract, we are required to pay the counterparty the difference, and conversely, the counterparty is required to pay us if LIBOR is higher than the fixed interest rate in the contract. We designated the interest rate swap as a cash flow hedge under SFAS 133; therefore, the change in fair value of this instrument is recorded in other comprehensive income (loss).

 In February 2008, in connection with our recent acquisition of certain oil and gas properties in the Permian Basin of West Texas and Southeastern New Mexico, we assumed fixed-price oil swaps for approximately 90% of the estimated 2008 through 2011 oil production which effectively fixes the sales price on that portion of the production at a weighted average price of $87.29 per barrel.  Also, in February 2008, we entered into natural gas collars for 2,730,000 MMBtu for gas production in 2008 through 2010, reset the price on 2,387,640 MMBtu of natural gas swaps settling in 2010 from $7.53 to $8.76 per MMBtu and entered into a 2012 fixed-price oil swap at $80.00 for 87% of the estimated proved developed producing reserves. In February and March 2008, we entered into additional interest rates swaps on $40.0 million of borrowings which settle in January 2008 through 2011.  See Note 12. Subsequent Events for further discussion.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

7.   Asset Retirement Obligations

The asset retirement obligations as of December 31 reported on our consolidated balance sheet and the changes in the asset retirement obligations for the year ended December 31, were as follows:

	Vanguard	Vanguard Predecessor
	2007	2006
Asset retirement obligation at January 1,	$—	$212,588
Liabilities added during the current period	177,153	50,496
Accretion expense	12,558	18,307
Revisions to estimated cash flows	—	137,142
Asset retirement obligation at December 31,	$189,711	$418,533

Accretion expense for the years ended December 31, 2007, 2006 and 2005 was $12,558, $18,307 and $12,533, respectively.

8.    Related Party Transactions

At December 31, 2007 and 2006, amounts payable to our largest unitholder were none and $75,000, respectively.  Historically, our Predecessor maintained relationships with several closely related companies that directly supported it through administrative and operational services.  The total cost for services performed by these affiliates was none and $1.3 million for the year ended December 31, 2007 and 2006, respectively.  Our Predecessor also historically funded certain capital requirements of its affiliates. As of December 31, 2006, receivables due from these affiliates were $14.7 million.  These companies are affiliated through common ownership with our largest unitholder.   All of the related party balances at December 31, 2006, were conveyed to other entities pursuant to the Restructuring and therefore no receivable balances were outstanding from these affiliates at December 31, 2007.  In addition, as of the Restructuring no additional funding of these related parties has occurred.

Pursuant to the Restructuring, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas in Appalachia. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses.  Also, Vinland receives a $0.25 per mcf transportation fee for producing wells as of January 5, 2007 and $0.55 per mcf transportation fee on any new wells drilled after January 5, 2007 within the area of mutual interest.  This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets apply.  These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. For the year ended December 31, 2007, costs incurred under the MSA were $0.5 million and costs incurred under the GCA were $1.2 million. In addition, Vinland reimburses us for certain gas sales contracts that were fixed at prices below market.  For the year ended December 31, 2007, Vinland’s reimbursement of $1.0 million is reflected in natural gas and oil sales. A net payable of $3.8 million is reflected on our December 31, 2007 consolidated balance sheet in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

9.     Commitments and Contingencies

The Company is a defendant in a legal proceedings arising in the normal course of our business. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, management does not believe that it is probable that the outcome of any action will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

10.    Common Units and Net Income per Unit

In April 2007, the sole member of VNG contributed all of the issued and outstanding common units in VNG to VNR for six million common units representing all of the issued and outstanding common units of VNR at such time. VNR then completed a private equity offering pursuant to which it sold 2.29 million common units to certain private investors for $41.2 million.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

The proceeds of this private equity offering were used to make a distribution to Majeed S. Nami, VNR’s largest unitholder.  Mr. Nami used a portion of these funds to capitalize Vinland and Vinland paid us $3.9 million to reduce outstanding accounts receivable from Vinland. In October 2007, we successfully completed our IPO of 5.25 million common units.

Basic earnings per unit is computed in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”) by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.  At December 31, 2007, the Company had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE Arca, Inc. under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 11.Unit-Based Compensation.  The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit.

In accordance with SFAS 128, dual presentation of basic and diluted earnings per unit has been presented in the consolidated statements of operations for the year ended December 31, 2007 for each class of units issued and outstanding at that date, common units and Class B units.  Net income per unit was allocated to the units and the Class B units on an equal basis. No calculation was made for the Vanguard Predecessor period.

11.   Unit-Based Compensation

In April 2007, the sole member reserved 460,000 restricted Class B units in VNR for issuance to employees of VNRH.  Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May, 2007, which will vest over three years.  The remaining 40,000 restricted Class B units will be awarded to new employees or members of our board of directors as they are retained.  In October 2007, a board member was granted 5,000 common units which vest over one year. These common units and Class B units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

The fair value of restricted units issued is determined based on the fair market value of VNR units on the date of the grant.  This value is amortized over the vesting period as referenced above.  A summary of the status of the non-vested units as of December 31, 2007 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value

Non-vested units at December 31, 2006	—	$—
Granted	425,000	18.14
Non-vested units at December 31, 2007	425,000	$18.14

At December 31, 2007, there was approximately $5.6 million of unrecognized compensation cost related to non-vested restricted units.  The cost is expected to be recognized over an average period of approximately 1.8 years. Our consolidated statement of operations reflects non-cash compensation of $2.1 million in the selling, general and administrative line item for the year ended December 31, 2007.

12.    Subsequent Events

In January 2008, we completed the acquisition of certain oil and gas properties in the Permian Basin of West Texas and Southeastern New Mexico for an adjusted purchase price of $73.4 million, subject to customary post-closing adjustments.  The effective date of the acquisition was October 1, 2007. The purchase price includes a payment of $7.8 million paid by us to the seller in December 2007. At December 31, 2007, this amount is reported in non-current deposits in our consolidated balance sheet. In this acquisition, based on internal reserve forecasts, we acquired approximately 4.4 million barrels of oil equivalent, 83% of which are oil and 90% are proved developed producing. The current net production attributable to this purchase is estimated to be approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is 15 years.

Vanguard Natural Resources, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

As part of this acquisition, in February 2008, we have assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. This acquisition was funded with borrowings under our existing Credit Facility and after consideration of this acquisition and other borrowings, indebtedness under the Credit Facility totaled $103.0 million. In conjunction with these new borrowings, in February and March 2008, we entered into interest rate swaps which effectively fix the LIBOR rate at 2.66% to 3.00% on $40.0 million of borrowings. Also, in February 2008, we entered into natural gas collars for 2,730,000 MMBtu for gas production in 2008 through 2010, reset the price on 2,387,640 MMBtu of natural gas swaps settling in 2010 from $7.53 to $8.76 per MMBtu and entered into a 2012 fixed-price oil swap at $80.00 for 87% of the estimated proved developed producing reserves.

The following summarizes information concerning our net positions in open commodity derivatives entered into subsequent to December 31, 2007.  The settlement prices of commodity derivatives are based on NYMEX futures prices for collars and put options and are based on the TECO Index for swaps.

Collars

	Gas
	MMBtu (a)	Floor	Ceiling
Production Period:
March – September 2008	700,000	$7.50	$9.00
October – December 2008	300,000	$7.50	$9.25
January 2009 – December 2009	1,000,000	$7.50	$9.00
January 2010 – December 2010	730,000	$8.00	$9.30

(a)   One MMBtu equals one Mcf at a Btu factor of 1,000.

Swaps

	Oil
	Bbls	Price
Production Period:
2008	182,500	$90.30
2009	181,500	$87.23
2010	164,250	$85.65
2011	151,250	$85.50
2012	144,000	$80.00

Interest Rates

The following summarizes information concerning our positions in open interest rate swaps entered into subsequent to December 31, 2007.

	Principal	Fixed Libor
	Balance	Rates
Period:
January 31, 2008 to January 31, 2011	$30,000,000	3.00%
March 31, 2008 through March 31, 2011	$10,000,000	2.66%

We designated all of the derivatives shown in the preceding tables as cash flow hedges under SFAS 133; therefore, all changes in the fair value of these contracts prior to maturity are not shown on the statement of operations but rather are shown in other comprehensive income (loss).  Any realized gains or losses including premiums paid for the derivative will be reflected as realized gains (losses) on derivative contracts in the consolidated statement of operations at the time of maturity.

Our Credit Facility was amended and restated in February 2008 to extend the maturity date from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions.

Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per unit amounts)
2007
Natural gas and oil sales	$8,962	$10,107	$7,641	$7,831	$34,541
Realized gain (losses) on derivative contracts	(748)	(918)	940	24	(702)
Total Revenues	8,214	9,189	8,581	7,855	33,839
Total costs and expenses (1)	5,128	4,767	5,026	5,694	20,615
Net income (loss)	$(1,626)	$2,240	$1,051	$984	$2,649

Net income (loss) per unit:
Common & Class B units – basic	$(0.29)	$0.38	$0.18	$0.09	$0.24
Common & Class B units – diluted	$(0.29)	$0.38	$0.18	$0.09	$0.24

2006 (2)
Natural gas and oil sales	$11,163	$8,253	$9,574	$9,859	$38,849
Realized gain (losses) on derivative contracts	(2,020)	(322)	(161)	295	(2,208)
Change in fair value of derivative contracts	8,814	2,610	4,428	1,896	17,748
Total Revenues	17,957	10,541	13,841	12,050	54,389
Total costs and expenses (1)	4,452	3,580	4,162	8,308	20,502
Net income (loss)	$11,702	$4,998	$7,666	$2,189	$26,555

(1)   Includes lease operating expenses, depreciation, depletion and amortization, selling, general and administration expenses, bad debt expense and taxes other than income.

(2)   Amounts for 2006 are for Vanguard Predecessor. No per unit calculations were made for this period.

Supplemental Natural Gas and Oil Information (Unaudited)

We are a publicly traded limited liability company focused on the development and exploitation of mature, long-lived natural gas and oil properties in the United States.

Capitalized costs related to natural gas and oil producing activities and related accumulated depletion were as follows at December 31:

	Vanguard	Vanguard Predecessor
	2007	2006
Aggregate capitalized costs relating to natural gas and oil producing activities	$135,435,240	$128,811,908
Aggregate accumulated depletion	(28,451,891)	(24,128,298)
Net capitalized costs	$106,983,349	$104,683,610
FAS 143 asset retirement obligations	$189,711	$418,533

Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows for the years ended December 31:

	Vanguard	Vanguard Predecessor
	2007	2006	2005
Property acquisition costs	$3,670,561	$—	$—
Development costs	12,859,838	37,467,066	37,023,753
Total cost incurred	$16,530,399	$37,467,066	$37,023,753

The table above includes capitalized internal costs incurred in connection with the development of natural gas and oil reserves of $3,880,000 and $1,071,584 in 2006 and 2005, respectively. No internal costs were capitalized in 2007. Additionally, capitalized interest of $75,672, $117,097 and $1,170,240 for the years ended December 31, 2007, 2006 and 2005, respectively, are included in the table above.

In our December 31, 2007 reserve report, the amounts estimated to be spent in 2008, 2009 and 2010 to develop our proved undeveloped reserves are $13.5 million, $13.8 million and $8.5 million, respectively.

Net quantities of proved developed and undeveloped reserves of natural gas and oil and changes in these reserves at December 31, 2007, 2006 and 2005 are presented below. Information in these tables is based on reserve reports prepared by our independent petroleum engineers, Netherland, Sewell & Associates, Inc. for 2007 and 2006 and Schlumberger Data & Consulting Services for 2005.

	Gas (in Mcf)	Oil (in Bbls)
Net proved reserves
January 1, 2005	73,564,492	38,900
Revisions of previous estimates	31,072,849	431,344
Extensions, discoveries and other	6,842,125	10,937
Production	(3,789,185)	(17,488)
December 31, 2005	107,690,281	463,693
Revisions of previous estimates	(17,529,333)	(106,630)
Extensions, discoveries and other	8,205,425	18,623
Production	(4,181,708)	(32,718)
December 31, 2006	94,184,665	342,968
Revisions of previous estimates	(31,943,375)	798
Extensions, discoveries and other	4,544,443	16,725
Purchases of reserves in place	2,387,113	6,165
Production	(4,044,380)	(30,629)
December 31, 2007	65,128,466	336,027

Proved developed reserves
December 31, 2005	53,900,263	246,595
December 31, 2006	48,166,327	249,329
December 31, 2007	48,897,929	233,507

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2007, except for the increased reserves associated with the Permian Basin acquisition which are not reflected below due to the acquisition being completed subsequent to December 31, 2007.

Results of operations from producing activities were as follows for the years ended December 31:

	Vanguard	Vanguard Predecessor
	2007	2006	2005
Production revenues(1)	$33,838,191	$35,976,571	$30,275,108
Production costs(2)	(7,119,834)	(6,670,542)	(5,856,144)
Depreciation, depletion and amortization	(8,960,524)	(8,511,390)	(6,075,293)
Results of operations from producing activities	$17,757,833	$20,794,639	$18,343,671

(1)   Production revenues include realized losses on derivative contracts.

(2)   Production cost includes lease operating expenses and production related taxes, including ad valorem and severance taxes.

The standardized measure of discounted future net cash flows relating to our proved natural gas and oil reserves at December 31 is as follows (in thousands):

	Vanguard	Vanguard Predecessor
	2007	2006	2005
Future cash inflows	$587,639	$663,604	$1,337,090
Future production costs	(173,485)	(192,520)	(138,912)
Future development costs	(36,842)	(66,906)	(76,945)
Future net cash flows	377,312	404,178	1,121,233
10% annual discount for estimated timing of cash flows	(226,315)	(255,357)	(720,804)
Standardized measure of discounted future net cash flows	$150,997	$148,821	$400,429

For the December 31, 2007 calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using year-end prices of $6.79 per MMBtu for natural gas, adjusted by field for energy content, and $92.50 per barrel of oil, adjusted for quality, transportation fees and a regional price differential. We may receive amounts different than the standardized measure of discounted cash flow for a number of reasons, including price changes and the effects of our hedging activities.

The following are the principal sources of change in our standardized measure of discounted future net cash flows (in thousands):

	Year Ended December 31,(1)
	Vanguard	Vanguard Predecessor
	2007	2006	2005
Sales and transfers, net of production costs	$(26,718)	$(29,306)	$(24,419)
Net changes in prices and production costs	52,625	(231,630)	125,520
Extensions discoveries and improved recovery, less related costs	10,791	21,110	20,027
Changes in estimated future development costs	18,045	(24,336)	(58,972)
Previously estimated development costs incurred during the period	16,531	37,467	37,024
Revision of previous quantity estimates	(75,071)	(31,726)	144,471
Accretion of discount	14,882	40,043	17,305
Purchases of reserves in place	4,249	—	—
Change in production rates, timing and other	(13,158)	(33,230)	(33,574)
Net change	$2,176	$(251,608)	$227,382

(1)          This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

SCHEDULE II

VANGUARD NATURAL RESOURCES, LLC

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
Allowance for doubtful accounts	$—	$1,007,461	$—	$—	$1,007,461

There was no allowance for doubtful accounts at December 31, 2005 or 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

Financial statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

(b)     Exhibits

The following exhibits are incorporated by reference into the filing indicated or are filed herewith.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.1	Amended and Restated Credit Agreement, dated February 14, 2008, by and between Nami Holding Company, LLC, Citibank, N.A., as administrative agent and L/C issuer and the lenders party thereto	Filed herewith
10.2	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.3	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.4	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.5	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.6	Management Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.7	Participation Agreement, effective January 5, 2007, by and between Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.8	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.9	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.10	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.11	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.12	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.13	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.14	Amended and Restated Operating Agreement by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Ariana Energy, LLC, dated October 2, 2007 and effective as of January 5, 2007	Form S-1/A, filed October 22, 2007 (File No. 333-142363)
10.15	Operating Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.16

Amended and Restated Indemnity Agreement by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, dated September 11, 2007

Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Filed herewith
24.1	Powers of Attorney (contained on the signature page)	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2008.

VANGUARD NATURAL RESOURCES, LLC
By	/s/ Scott W. Smith
Scott W. Smith
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott W. Smith and Richard A. Robert, and each of them severally, his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2008	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

March 31, 2008	/s/ W. Richard Anderson
W. Richard Anderson
Director

March 31, 2008	/s/ Thomas M. Blake
Thomas M. Blake
Director

March 31, 2008	/s/ Bruce W. McCullough
Bruce W. McCullough
Director

March 31, 2008	/s/ John R. McGoldrick
John R. McGoldrick
Director

March 31, 2008	/s/ Loren Singletary
Loren Singletary
Director

March 31, 2008	/s/ Lasse Wagene
Lasse Wagene
Director

Vanguard Natural Resources, LLC

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.1	Amended and Restated Credit Agreement, dated February 14, 2008, by and between Nami Holding Company, LLC, Citibank, N.A., as administrative agent and L/C issuer and the lenders party thereto	Filed herewith
10.2	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.3	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.4	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.5	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.6	Management Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.7	Participation Agreement, effective January 5, 2007, by and between Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.8	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.9	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.10	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.11	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.12	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.13	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.14	Amended and Restated Operating Agreement by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Ariana Energy, LLC, dated October 2, 2007 and effective as of January 5, 2007	Form S-1/A, filed October 22, 2007 (File No. 333-142363)
10.15	Operating Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.16

Amended and Restated Indemnity Agreement by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, dated September 11, 2007

Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Filed herewith
24.1	Powers of Attorney (contained on the signature page)	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith