Form 10-K/A
period 2007-12-31
Vanguard Natural Resources, LLC
filed 2008-05-12
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐ No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Non-accelerated filer ☑
Accelerated filer ☐	Smaller reporting company
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☑
The aggregate market value of Vanguard Natural Resources, LLC Common Units held by non-affiliates of the registrant as of March 12, 2008 was approximately $171,424,600 based upon the New York Stock Exchange composite transaction closing price.
As of March 12, 2008, 10,795,000 of the registrant’s Common Units remained outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement furnished to unitholders on April 28, 2008 in connection with its 2008 Annual Meeting of Unitholders are incorporated by reference in Part III, Items 10-14 of this annual report on Form 10-K for the year ending December 31, 2007 (“this Annual Report”).

Forward Looking Statements

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to the production of oil and gas, product prices, oil and gas reserves, drilling and completion results, capital expenditures and other such matters. These statements relate to events and/or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or the industry in which we operate to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under Item 1A "Risk Factors" and those described elsewhere in this report.

In some cases, you can identify forward-looking statements by our use of terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," “intends,” "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

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

EXPLANATORY NOTE

Vanguard Natural Resources, LLC (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 31, 2008 (the “Original Filing”). This Amendment No. 1 is being filed solely to amend Item 8 of Part II of the Original Filing. The corrections to Item 8 had no impact on the Company’s assets, liabilities, members’ equity, net income, operating cash flows or net cash flows as of and for the year ended December 31, 2007 as reported in the Original Report. The changes to Item 8 include the following corrections:

•
in the Consolidated Statement of Operations for the year ended December 31, 2007, we have corrected the weighted average Common units outstanding, the weighted average Class B Units outstanding and the corresponding basic and diluted earnings per unit calculations for the year ended December 31, 2007. As corrected, basic and diluted earnings per unit for the year ended December 31, 2007 was $0.39, as changed from $0.24 as reported in the Original Filing;

•
in the unaudited Supplemental Selected Quarterly Financial Information, we have corrected the total basic and diluted Net income per Common & Class B unit calculations for the year ended December 31, 2007. As corrected, basic and diluted Net income per Common & Class B unit for the year ended December 31, 2007 was $0.39, as changed from $0.24 as reported in the Original Filing; and

•	in the Notes to the Financial Statements, we have added a Note 13 to detail the corrections to our Financial Statements that are described above.

In addition, in the unaudited Supplemental Selected Quarterly Financial Information, we have corrected a rounding error in the “Quarter Ended December 31” basic and diluted Net income (loss) per Common & Class B unit so that it now reads $0.10 instead of $0.09 as set forth in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends the aforementioned items in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included in this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

PART II

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

As discussed in Note 13, the accompanying consolidated financial statements have been restated.

/s/ UHY LLP

Houston, Texas
March 31, 2008 (except for effect of the
restatement discussed in Note 13,
as to which the date is May 12, 2008)

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

Knoxville, Tennessee

April 3, 2007
GREENEVILLE - KNOXVILLE - NASHVILLE - TRI-CITIES

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Balance Sheet
As of December 31,

	Vanguard	x	Vanguard Predecessor
	2007		2006
Assets
Current assets
Cash and cash equivalents	$3,109,563		$1,730,956
Trade accounts receivable, net	4,372,731		5,269,067
Receivables due from affiliates	—		14,650,936
Other receivables	—		234,456
Derivative assets	4,017,085		—
Other currents assets	453,198		283,884
Total current assets	11,952,577		22,169,299

Property and equipment
Land	—		46,350
Buildings	—		10,850
Furniture and fixtures	72,893		846,580
Machinery and equipment	138,719		12,681,363
Less: accumulated depreciation	(45,157)		(1,712,535)
Total property and equipment	166,455		11,872,608

Natural gas and oil properties, net – full cost method	106,983,349		104,683,610

Other assets
Derivative assets	1,329,511		—
Deferred financing costs	941,833		—
Non-current deposits	8,285,883		—
Other assets	1,519,577		—
Total assets	$131,179,185		$138,725,517

Liabilities and members’ equity

Current liabilities
Accounts payable - trade	$1,056,627		$8,756,937
Accounts payable - natural gas and oil	257,073		1,441,941
Payables to affiliates	3,838,328		—
Derivative liabilities	—		2,022,079
Accrued expenses	203,159		1,230,686
Due to member	—		75,000
Total current liabilities	5,355,187		13,526,643

Long-term debt	37,400,000		94,067,500
Derivative liabilities	5,903,384		—
Asset retirement obligations	189,711		418,533
Total liabilities	48,848,282		108,012,676

Commitments and contingencies

Members’ equity
Members’ capital, 10,795,000 common units issued and outstanding at December 31, 2007	90,257,856		30,712,841
Class B units, 420,000 issued and outstanding at December 31, 2007	2,131,995		—
Other comprehensive loss	(10,058,948)		—
Total members’ equity	82,330,903		30,712,841

Total liabilities and members’ equity	$131,179,185		$138,725,517
See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31,

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005
	(Restated)
Revenues
Natural gas and oil sales	$34,540,500		$38,849,142	$40,750,089
Realized losses from derivative contracts	(701,675)		(2,207,902)	(10,024,178)
Change in fair value of derivative contracts	—		17,747,817	(18,778,983)
Total revenues	33,838,825		54,389,057	11,946,928

Costs and expenses
Lease operating expenses	5,066,230		4,896,327	4,607,198
Depreciation, depletion and amortization	8,981,179		8,633,235	6,189,478
Selling, general and administrative	3,506,539		5,198,760	5,945,613
Bad debt expense	1,007,458		—	—
Taxes other than income	2,053,604		1,774,215	1,248,946
Total costs and expenses	20,615,010		20,502,537	17,991,235

Income (loss) from operations	13,223,815		33,886,520	(6,044,307)

Other income (expense)
Interest income	61,621		40,256	51,471
Interest expense	(8,134,600)		(7,371,930)	(4,565,712)
Loss on extinguishment of debt expense	(2,501,528)		—	—
Total other expense	(10,574,507)		(7,331,674)	(4,514,241)

Net income (loss)	$2,649,308		$26,554,846	$(10,558,548)

Net income per unit:
Common & Class B units - basic	$0.39
Common & Class B units - diluted	$0.39

Weighted average units outstanding:
Common units – basic & diluted	6,533,411
Class B units – basic & diluted	278,945

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statement of Members’ Equity
For the Year Ended December 31, 2007

	Common Units	Class B Units	Total Members’ Equity
Balance,January 1, 2007	—	—	$—
Initial contribution	5,540,000	—	3,289,055
Sale of private placement units	—	—	41,220,000
Distribution to member	—	—	(41,220,000)
Issuance of common units, net of offering costs of $9,804,085	5,250,000	—	89,945,916
Distribution to members	—	—	(5,626,423)
Unit-based compensation	5,000	420,000	2,131,995
Net income	—	—	2,649,308
Changes in fair value of commodity hedges	—	—	(10,058,948)

Balance, December 31, 2007	10,795,000	420,000	$82,330,903

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31,

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005
Operating activities
Net income (loss)	$2,649,308		$26,554,846	$(10,558,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,981,179		8,633,235	6,189,478
Amortization of deferred financing costs	296,115		—	—
Bad debt expense	1,007,458		—	—
Unit-based compensation	2,131,995		—	—
Change in fair value of derivative contracts	—		(17,747,817)	18,778,983
Changes in operating assets and liabilities:
Trade accounts receivable	(504,683)		1,634,402	(127,911)
Receivables due from affiliates	(530,809)		(3,448,823)	(8,488,293)
Price risk management activities, net	(11,524,239)		—	—
Other receivables	—		1,004,464	(989,545)
Inventory	—		(54,988)	(51,371)
Other current assets	(340,060)		40,803	91,098
Accounts payable	1,243,817		373,381	6,638,940
Accrued expenses	(2,037,794)		(902,185)	(952,988)
Net cash provided by operating activities	1,372,287		16,087,318	10,529,843

Investing activities
Additions to property and equipment	(132,371)		(8,486,055)	(2,694,185)
Additions to natural gas and oil properties	(12,821,192)		(28,896,671)	(34,373,612)
Acquisitions of natural gas and oil properties	(3,649,702)		—	—
Deposits and prepayments of natural gas and oil properties	(9,805,460)		—	—
Net cash used in investing activities	(26,408,725)		(37,382,726)	(37,067,797)

Financing activities
Proceeds from borrowings	126,200,000		21,360,000	30,390,000
Repayment of debt	(182,867,500)		—	—
Proceeds from sale of initial public offering units	89,946,916		—	—
Proceeds from private placement units	41,220,000		—	—
Capital distributions	(46,846,423)		(1,375,104)	(4,819,333)
Financing costs	(1,237,948)		—	—
Net cash provided by financing activities	26,415,045		19,984,896	25,570,667
Net increase (decrease) in cash and cash equivalents	1,378,607		(1,310,512)	(967,287)
Cash and cash equivalents,beginning of year	1,730,956		3,041,468	4,008,755
Cash and cash equivalents,end of year	$3,109,563		$1,730,956	$3,041,468
Supplemental cash flow information:
Cash paid for interest	$8,839,169		$7,233,549	$5,735,952
Non-cash financing and investing activities:
Asset retirement obligations	$177,153		$187,638	$69,900
Initial contribution of assets	$3,289,055		$—	$—

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statement of Comprehensive Income
For the Years Ended December 31,

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005

Net income (loss)	$2,649,308		$26,554,846	$(10,558,548)

Net losses from cash flow hedging activities:
Unrealized mark-to-market losses arising during the period	(9,644,224)		—	—
Reclassification of realized losses	(414,724)		—	—
Other comprehensive loss	(10,058,948)		—	—

Comprehensive income (loss)	$(7,409,640)		$26,554,846	$(10,558,548)

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

New Accounting Pronouncements Issued But Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “ Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (FSP) No. FAS 157-b, “ Effective Date of FASB Statement No. 157”. This FSP delays the effective date of FASB Statement No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company adopted the standard for those assets and liabilities as of January 1, 2008. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments and to include credit risk as a part of the calculation of the fair value of derivatives. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations that we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the December 31, 2007 balance sheet, the statement would have no impact.

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

Vanguard Natural Resources, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

4.    Natural Gas and Oil Properties

Natural gas and oil properties are comprised of the following:

	Vanguard	x	Vanguard Predecessor
December 31,	2007		2006
Natural gas and oil properties, at cost	$135,435,240		$128,811,908
Accumulated depletion	(28,451,891)		(24,128,298)
Natural gas and oil properties, net	$106,983,349		$104,683,610

5.    Credit Facilities and Long-Term Debt

Our credit facilities and long-term debt consisted of the following at December 31,:
			Vanguard	x	Vanguard Predecessor
Description	Interest Rate	Maturity Date	2007		2006
$75 million Senior Secured Revolver	Variable	January 31, 2007	$—		$63,067,500
$40 million TCW Senior Secured Notes	13%	December 29, 2011	—		31,000,000
$200 million Senior Secured Revolver	Variable	January 3, 2011	37,400,000		—
Total			$37,400,000		$94,067,500

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

In April 2007, the second amendment to the Credit Facility was executed. The amendment redefined change of control to allow for the sale of common units to private investors more fully described below in Note 10. Common Units and Net Income per Unit , recognized certain contract rights to receive approximately 99% of the net proceeds (after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of the wells and overhead costs) from the sale of production from certain producing gas and oil wells located within the Asher lease.

 In May 2007, the third amendment to the Credit Facility was executed. The amendment increased the amount of proceeds from an equity infusion that must be applied to the repayment of borrowings under the Credit Facility from $80.0 million to $100.0 million. A new Minimum Liquidity covenant was added which requires us to maintain unencumbered liquid assets of at least $2.0 million which includes unused availability under the borrowing base. Also, the amount of other debt we can incur was temporarily increased from $1.0 million to $7.5 million which allowed us to incur the debt necessary to reset our 2007, 2008 and 2009 natural gas swaps at higher prices more fully described in Note 6. Financial Instruments and Price Risk Management Activities .  The other debt was required to be repaid at the earlier of five business days after closing of a public offering of equity securities or September 3, 2007.  This date was extended to November 1, 2007 as discussed below.

In July 2007, a new borrowing base notice was received pursuant to our Credit Facility agreement which reaffirmed our $115.5 million borrowing base but required $1.0 million monthly reductions beginning on July 1, 2007 through the next redetermination date, which was October 1, 2007, at which time a new redetermination would be made.  The October 1, 2007 redetermination date was subsequently moved to November 1, 2007 pursuant to the fifth amendment to the Credit Facility .

In August 2007, the fourth amendment to the Credit Facility was executed.  The amendment extended the date for which other debt outside the Credit Facility must be reduced below $1.0 million from September 3, 2007 to October 8, 2007. The October 8, 2007 date was subsequently moved to November 1, 2007 pursuant to the fifth amendment to the Credit Facility .

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

Vanguard Natural Resources, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

6.    Financial Instruments and Price Risk Management Activities

 The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31:

	Vanguard		x	Vanguard Predecessor
	2007			2006
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
$75 million Senior Secured Revolver	$—	$—		$63,067,500	$63,067,500
TCW Notes	$—	$—		$31,000,000	$31,000,000
$200 million Senior Secured Revolver	$37,400,000	$37,400,000		$—	$—
Net liabilities from price risk management activities	$556,788	$556,788		$2,022,079	$2,022,079

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

On January 3, 2007, the natural gas price swaps referred to above were terminated which resulted in the Company incurring swap termination fees of $2.8 million. New natural gas swaps and option derivative contracts were put in place in conjunction with entering into a new credit facility as described in Note 5. Credit Facilities and Long-Term Debt . At our election, in January 2007 we entered into a NYMEX natural gas collar contract. A summary of the derivative contracts entered into in January 2007 is as follows:

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
Notes to Consolidated Financial Statements
December 31, 2007

7.   Asset Retirement Obligations

The asset retirement obligations as of December 31 reported on our consolidated balance sheet and the changes in the asset retirement obligations for the year ended December 31, were as follows:

	Vanguard	x	Vanguard Predecessor
	2007		2006
Asset retirement obligation at January 1,	$—		$212,588
Liabilities added during the current period	177,153		50,496
Accretion expense	12,558		18,307
Revisions to estimated cash flows	—		137,142
Asset retirement obligation at December 31,	$189,711		$418,533

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

Basic earnings per unit is computed in accordance with SFAS No. 128,“Earnings Per Share” (“SFAS 128”) by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.  At December 31, 2007, the Company had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE Arca, Inc. under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 11.Unit-Based Compensation .  The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit.

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

13. Restatement

The accompanying consolidated financial statements for the year ended December 31, 2007 have been restated as described below.

Recalculation of weighted average units outstanding and earnings per unit.

The Company by error calculated the earnings per unit for the year ended December 31, 2007 using the common units outstanding as of that date instead of the weighted average units for the year. The Company has restated the weighted average Common and Class B units outstanding and earnings per unit. In addition, in the unaudited Supplemental Selected Quarterly Financial Information, we have corrected a rounding error in the “Quarter Ended December 31” basic and diluted Net income (loss) per Common & Class B unit.

Changes to earnings per unit are summarized in the table below:

Year Ended December 31, 2007

Net income	$2,649,308
AS ORIGINALLY REPORTED:
Weighted average units Common units —basic and diluted	10,795,000
Weighted average units Class B units —basic and diluted	276,795
Basic and diluted earnings per unit	$0.24
AS RESTATED:
Weighted average units Common units—basic and diluted	6,533,411
Weighted average units Class B units—basic and diluted	278,945
Basic and diluted earnings per unit	$0.39

Changes to Supplemental Selected Quarterly Financial Information are summarized in the table below:

	Quarters Ended
	March 31	June 30	September 30	December 31	Total

2007 AS ORIGINALLY REPORTED
Net income (loss) per unit:
Common & Class B units – basic	$(0.29)	$0.38	$0.18	$0.09	$0.24
Common & Class B units – diluted	$(0.29)	$0.38	$0.18	$0.09	$0.24
2007 AS RESTATED
Net income (loss) per unit:
Common & Class B units – basic	$(0.29)	$0.38	$0.18	$0.10	$0.39
Common & Class B units – diluted	$(0.29)	$0.38	$0.18	$0.10	$0.39

Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per unit amounts)
2007
Natural gas and oil sales	$8,962	$10,107	$7,641	$7,831	$34,541
Realized gain (losses) on derivative contracts	(748)	(918)	940	24	(702)
Total Revenues	8,214	9,189	8,581	7,855	33,839
Total costs and expenses(1)	5,128	4,767	5,026	5,694	20,615
Net income (loss)	$(1,626)	$2,240	$1,051	$984	$2,649

Net income (loss) per unit:
Common & Class B units – basic	$(0.29)	$0.38	$0.18	$0.10	$0.39
Common & Class B units – diluted	$(0.29)	$0.38	$0.18	$0.10	$0.39

2006(2)
Natural gas and oil sales	$11,163	$8,253	$9,574	$9,859	$38,849
Realized gain (losses) on derivative contracts	(2,020)	(322)	(161)	295	(2,208)
Change in fair value of derivative contracts	8,814	2,610	4,428	1,896	17,748
Total Revenues	17,957	10,541	13,841	12,050	54,389
Total costs and expenses(1)	4,452	3,580	4,162	8,308	20,502
Net income (loss)	$11,702	$4,998	$7,666	$2,189	$26,555

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

Capitalized costs related to natural gas and oil producing activities and related accumulated depletion were as follows at December 31:

	Vanguard	x	Vanguard Predecessor
	2007		2006
Aggregate capitalized costs relating to natural gas and oil producing activities	$135,435,240		$128,811,908
Aggregate accumulated depletion	(28,451,891)		(24,128,298)
Net capitalized costs	$106,983,349		$104,683,610
FAS 143 asset retirement obligations	$189,711		$418,533

Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows for the years ended December 31:

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005
Property acquisition costs	$3,670,561		$—	$—
Development costs	12,859,838		37,467,066	37,023,753
Total cost incurred	$16,530,399		$37,467,066	$37,023,753

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2007, except for the increased reserves associated with the Permian Basin acquisition which is not reflected below due to the acquisition being completed subsequent to December 31, 2007.

Results of operations from producing activities were as follows for the years ended December 31:

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005
Production revenues(1)	$33,838,191		$35,976,571	$30,275,108
Production costs(2)	(7,119,834)		(6,670,542)	(5,856,144)
Depreciation, depletion and amortization	(8,960,524)		(8,511,390)	(6,075,293)
Results of operations from producing activities	$17,757,833		$20,794,639	$18,343,671

(1)   Production revenues include realized losses on derivative contracts.

(2)   Production cost includes lease operating expenses and production related taxes, including ad valorem and severance taxes.

 The standardized measure of discounted future net cash flows relating to our proved natural gas and oil reserves at December 31 is as follows (in thousands):

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005
Future cash inflows	$587,639		$663,604	$1,337,090
Future production costs	(173,485)		(192,520)	(138,912)
Future development costs	(36,842)		(66,906)	(76,945)
Future net cash flows	377,312		404,178	1,121,233
10% annual discount for estimated timing of cash flows	(226,315)		(255,357)	(720,804)
Standardized measure of discounted future net cash flows	$150,997		$148,821	$400,429

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

The following are the principal sources of change in our standardized measure of discounted future net cash flows (in thousands):

Year Ended December 31,(1)

	Vanguard	x	Vanguard Predecessor
	2007		2006	2005
Sales and transfers, net of production costs	$(26,718)		$(29,306)	$(24,419)
Net changes in prices and production costs	52,625		(231,630)	125,520
Extensions discoveries and improved recovery, less related costs	10,791		21,110	20,027
Changes in estimated future development costs	18,045		(24,336)	(58,972)
Previously estimated development costs incurred during the period	16,531		37,467	37,024
Revision of previous quantity estimates	(75,071)		(31,726)	144,471
Accretion of discount	14,882		40,043	17,305
Purchases of reserves in place	4,249		—	—
Change in production rates, timing and other	(13,158)		(33,230)	(33,574)
Net change	$2,176		$(251,608)	$227,382

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2008.

VANGUARD NATURAL RESOURCES, LLC
By	/s/ Scott W. Smith
Scott W. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 12, 2008	/s/ Scott W. Smith
Scott W. Smith President, Chief Executive Officer and Director (Principal Executive Officer)

May 12, 2008	/s/ Richard A. Robert
Richard A. Robert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 12, 2008	*
W. Richard Anderson Director

May 12, 2008	*
Thomas M. Blake Director

May 12, 2008	*
Bruce W. McCullough Director

May 12, 2008	*
John R. McGoldrick Director

May 12, 2008	*
Loren Singletary Director

May 12, 2008	*
Lasse Wagene Director

* By:	/s/ Scott W. Smith
Attorney-in-fact

Vanguard Natural Resources, LLC
EXHIBIT INDEX

 Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.1	Amended and Restated Credit Agreement, dated February 14, 2008, by and between Nami Holding Company, LLC, Citibank, N.A., as administrative agent and L/C issuer and the lenders party thereto	Previously filed with our Form 10-K on March 31, 2008
10.2	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.3	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.4	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.5	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.6	Management Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.7	Participation Agreement, effective January 5, 2007, by and between Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.8	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.9	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.10	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.11	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.12	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.13	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.14	Amended and Restated Operating Agreement by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Ariana Energy, LLC, dated October 2, 2007 and effective as of January 5, 2007	Form S-1/A, filed October 22, 2007 (File No. 333-142363)
10.15	Operating Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.16
Amended and Restated Indemnity Agreement by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, dated September 11, 2007
Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Previously filed with our Form 10-K on March 31, 2008
24.1	Powers of Attorney (contained on the signature page)	Previously filed with our Form 10-K on March 31, 2008
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith