Form 10-Q
period 2008-03-31
Vanguard Natural Resources, LLC
filed 2008-05-15
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Telephone Number: (832) 327-2255

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common units outstanding on May 13, 2008: 10,795,000

VANGUARD NATURAL RESOURCES, LLC

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:

/day	= per day	Mcf	= thousand cubic feet
Bbls	= barrels	Mcfe	= thousand cubic feet of natural gas equivalents
Btu	= British thermal unit	MMBtu	= million British thermal units
		MMcf	= million cubic feet

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

References in this report to (1) “us”, “we”, “our”, “the Company”, “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC, Trust Energy Company, LLC, (“TEC”), VNR Holdings, Inc. (“VNRH”), Ariana Energy, LLC, (“Ariana Energy”) and Vanguard Permian, LLC, (“Vanguard Permian”) and (2) “Vanguard Predecessor”, “Predecessor”, “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Natural gas and oil sales	$14,000,097	$8,961,616
Realized losses on derivative contracts	(1,150,472)	(747,808)
Total revenues	12,849,625	8,213,808

Costs and expenses:
Lease operating expenses	2,015,677	1,146,379
Depreciation, depletion and amortization	2,823,978	2,028,863
Selling, general and administrative expenses	1,645,791	434,288
Bad debt expense	—	1,007,461
Taxes other than income	966,113	510,882
Total costs and expenses	7,451,559	5,127,873

Income from operations	5,398,066	3,085,935

Other income and (expense):
Interest income	7,614	12,967
Interest expense	(1,129,660)	(2,223,123)
Loss on extinguishment of debt	—	(2,501,528)
Total other expense, net	(1,122,046)	(4,711,684)

Net income (loss)	$4,276,020	$(1,625,749)

Net income (loss) per unit:
Common & Class B units – basic	$0.38	$(0.29)
Common & Class B units – diluted	$0.38	$(0.29)

Weighted average units outstanding:
Common units – basic & diluted	10,795,000	5,540,000
Class B units – basic & diluted	420,000	—

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$757,408	$3,109,563
Trade accounts receivable, net	9,987,429	4,372,731
Derivative assets	—	4,017,085
Other currents assets	741,969	453,198
Total current assets	11,486,806	11,952,577

Property and equipment
Furniture and fixtures	79,847	72,893
Machinery and equipment	163,765	138,719
Less: accumulated depreciation	(56,150)	(45,157)
Total property and equipment	187,462	166,455

Natural gas and oil properties, net – full cost method	183,346,598	106,983,349

Other assets
Derivative assets	203,945	1,329,511
Deferred financing costs	1,035,187	941,833
Non-current deposits	45,963	8,285,883
Other assets	569,142	1,519,577
Total assets	$196,875,103	$131,179,185

Liabilities and members’ equity

Current liabilities
Accounts payable – trade	$849,410	$1,056,627
Accounts payable – natural gas and oil	717,618	257,073
Payables to affiliates	3,278,376	3,838,328
Derivative liabilities	8,894,489	—
Accrued expenses	5,791,912	203,159
Total current liabilities	19,531,805	5,355,187

Long-term debt	102,500,000	37,400,000
Derivative liabilities	13,246,161	5,903,384
Asset retirement obligations	1,463,924	189,711
Total liabilities	136,741,890	48,848,282

Commitments and contingencies

Members’ equity
Members’ capital, 10,795,000 common units issued and outstanding at March 31, 2008 and December 31, 2007	86,321,263	90,257,856
Class B units, 420,000 issued and outstanding at March 31, 2008 and December 31, 2007	3,004,932	2,131,995
Other comprehensive loss	(29,192,982)	(10,058,948)
Total members’ equity	60,133,213	82,330,903

Total liabilities and members’ equity	$196,875,103	$131,179,185

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$4,276,020	$(1,625,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,823,978	2,028,863
Amortization of deferred financing costs	84,410	62,838
Bad debt expense	—	1,007,461
Unit-based compensation	914,564	—
Amortization of premiums prepaid on derivative contracts	1,300,609	—
Changes in operating assets and liabilities:
Trade accounts receivable	(5,614,698)	(1,618,379)
Payables to affiliates	(107,452)	(11,874,522)
Other current assets	(304,888)	(1,334,387)
Price risk management activities, net	(182,840)	(8,475,675)
Other non-current assets	—	(3,384)
Accounts payable	253,328	2,757,409
Accrued expenses	598,078	(223,810)
Net cash provided by (used in) operating activities	4,041,109	(19,299,334)

Investing activities
Additions to property and equipment	(32,000)	—
Additions to natural gas and oil properties	(1,238,379)	(1,723,031)
Acquisitions of natural gas and oil properties	(65,661,575)	—
Deposits and prepayments of natural gas and oil properties	(1,119,981)	—
Net cash used in investing activities	(68,051,935)	(1,723,031)

Financing activities
Proceeds from borrowings	71,400,000	114,600,000
Repayment of debt	(6,300,000)	(94,067,500)
Contributions from members	—	1,000
Distribution to members	(3,263,565)	—
Financing costs	(177,764)	(1,139,311)
Net cash provided by financing activities	61,658,671	19,394,189

Net decrease in cash and cash equivalents	(2,352,155)	(1,628,176)

Cash and cash equivalents, beginning of period	3,109,563	1,730,956

Cash and cash equivalents, end of period	$757,408	$102,780

Supplemental cash flow information:
Cash paid for interest	$1,105,980	$1,230,654
Non-cash financing and investing activities:
Asset retirement obligations	$1,260,544	$150,628
Accrued dividends declared	$4,990,675	—
Assumption of fixed-price oil swaps	$1,128,114	—
Initial contribution of assets	$—	$3,289,055
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$4,276,020	$(1,625,748)

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during the period	(20,102,103)	(11,664,967)
Reclassification adjustments for changes in initial value to settlement date	968,069	(404,147)
Other comprehensive loss	(19,134,034)	(12,069,114)

Comprehensive loss	$(14,858,014)	$(13,694,862)

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Vanguard Natural Resources, LLC is a publicly-traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties in the United States. Through our operating subsidiaries, we own properties in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee and the Permian Basin, primarily in West Texas and Southeastern New Mexico.

References in this report to (1) “us”, “we”, “our”, “the Company”, “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC, Trust Energy Company, LLC, (“TEC”), VNR Holdings, Inc. (“VNRH”), Ariana Energy, LLC, (“Ariana Energy”) and Vanguard Permian, LLC, (“Vanguard Permian”) and (2) “Vanguard Predecessor”, “Predecessor”, “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

We were formed in October 2006 but effective January 5, 2007, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC) was separated into our operating subsidiary and Vinland Energy Eastern, LLC ("Vinland"). As part of the separation, we retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres and a contract right to receive approximately 99% of the net proceeds from the sale of production from certain producing gas and oil wells. In the separation, Vinland was conveyed the remaining 60% of our Predecessor’s working interest in the known producing horizons in this acreage, 100% of our Predecessor’s working interest in depths above and 100 feet below our known producing horizons, all of our gathering and compression assets and all employees other than our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Vinland acts as the operator of our existing wells and all of the wells that we drill in Appalachia. We refer to these events as the "Restructuring."

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

VNG was formed in Kentucky on December 15, 2004 and its principal business is to hold interests in TEC, VNRH, Ariana Energy and Vanguard Permian. TEC was formed in Kentucky on December 15, 2004 and its principal business consists of natural gas and oil development and exploitation of mature, long-lived natural gas and oil properties in the Appalachian region of eastern Kentucky. VNRH was formed in Delaware on March 28, 2007 and its principal business was to provide general employment related services, including payroll and employment administration, as well as information technology and communication services to VNR. However, as of January 1, 2008, it no longer provides these services as they have been outsourced to a third party and has limited operating activity. Ariana Energy was formed in Tennessee on April 26, 2002 and its principal business consists of natural gas and oil development and exploitation of mature, long-lived natural gas and oil properties in Tennessee. Vanguard Permian was formed in Delaware on December 21, 2007 and its principal business consists of natural gas and oil development and exploitation of mature long-lived natural gas and oil properties in West Texas and Southeastern New Mexico.

The consolidated financial statements as of and for the three months ended March 31, 2008 include the accounts of VNR, VNG, TEC, VNRH, Ariana Energy and Vanguard Permian.

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, are unaudited. We derived the consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or members’ equity. Furthermore, all intercompany accounts and transactions have been eliminated in the consolidated financial statements.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

 Summary of Significant Accounting Policies

As of March 31, 2008, the Company’s significant accounting policies are consistent with those discussed in Note 1 of the Company’s consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and non-financial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company prospectively adopted the standard for those assets and liabilities as of January 1, 2008. See Note 6. Fair Value Disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008, the Company adopted SFAS 159 and the adoption did not have a material impact on its consolidated financial statements.

New Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, on the consolidated financial statements will depend on the nature and size of business combinations that we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the March 31, 2008 balance sheet, SFAS 160 would have no impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

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

2.     Acquisition

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The adjusted purchase price included a preliminary purchase price adjustment of $4.9 million which represents the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the closing date, January 31, 2008. The purchase price includes a payment of $7.8 million paid by us to the seller in December 2007 and this amount is reported in non-current deposits in our consolidated balance sheet at December 31, 2007. In this acquisition, based on internal reserve forecasts, we acquired approximately 4.4 million barrels of oil equivalent, 83% of which are oil and 90% are proved developed producing. The current net production attributable to this purchase is estimated to be approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is 15 years. As part of this acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. The fair value of these fixed-price oil swaps was a liability of $1,128,114 at January 31, 2008. This acquisition was funded with borrowings under our existing Credit Facility.

3.     Accounts Receivable and Allowance for Doubtful Accounts

We established an approximate $1 million provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007. The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance and it is reflected as bad debt expense on our consolidated statement of operations for the three months ended March 31, 2007. We began selling our oil production to a new customer beginning in March 2007.

4.    Credit Facilities and Long-Term Debt

Our credit facility and long-term debt consisted of the following:

			Amount Outstanding
Description	Interest Rate	Maturity Date	March 31, 2008	December 31, 2007
$400 million Senior Secured Revolver	Variable	March 31, 2011	102,500,000	37,400,000
Total			$102,500,000	$37,400,000

$400 Million Senior Secured Revolver

In January 2007, the Company entered into a four-year $200 million revolving credit facility (“Credit Facility”) with two banks. All of our Predecessor’s outstanding debt was repaid with borrowings under this Credit Facility, including an early prepayment penalty of $2.5 million. The available credit line (“Borrowing Base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. The initial Borrowing Base was set at $115.5 million and is secured by a first lien security interest in all of the Company’s natural gas and oil properties. However, the borrowing base was subject to $1 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to the semi-annual borrowing base redetermination . We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the Credit Facility. In February 2008, our Credit Facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions as lenders. Additional borrowings were made pursuant to the acquisition of natural gas and oil properties in the Permian Basin and indebtedness under the Credit Facility totaled $102.5 million at March 31, 2008.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Interest rates under the Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. At March 31, 2008, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25%<50%	>50%<75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

The Credit Agreement contains a number of customary covenants that require the Company to maintain certain financial ratios, limit the Company’s ability to incur additional debt, sell assets, create liens, or make certain distributions. At March 31, 2008, we were in compliance with our debt covenants.

The Credit Agreement required the Company to enter into a commodity price hedge position establishing certain minimum fixed prices for anticipated future production equal to approximately 84% of the projected production from proved developed producing reserves from the second half of 2007 through 2011. Also, the Credit Agreement required that certain production put option contracts for the years 2007, 2008 and 2009 be put in place to create a price floor for anticipated production from new wells drilled. See Note 5. Price Risk Management Activities for further discussion.

5.     Price Risk Management Activities

From time to time, the Company enters into derivative contracts with counterparties that are major, creditworthy financial institutions and lenders in our Credit Facility to hedge price risk associated with a portion of our natural gas and oil production. These derivatives are not held for trading purposes. Under fixed-priced commodity swap agreements, the Company receives a fixed price on a notional quantity in exchange for paying a variable price based on a market index, such as Columbia Gas Appalachian Index (‘TECO Index”) for natural gas production and West Texas Intermediate light sweet for oil. Under put option agreements, we pay the counterparty the fair value at the purchase date. At settlement date we receive the excess, if any, of the fixed floor over floating rate. Under collar contracts, we pay the counterparty if the market price is above the ceiling and the counterparty pays us if the market price is below the floor on a notional quantity. The collars and put options for natural gas are settled based on the NYMEX price for natural gas at Henry Hub.

In addition, we enter into interest rate swap agreements, which require payment to or from the counterparty based upon the differential between two rates for a predetermined contractual amount. This hedging activity converts a floating interest rate to a fixed interest rate and is intended to manage our exposure to interest rate fluctuations.

All of our derivative contracts entered into in 2008 and 2007, were specifically designated as hedges under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and therefore qualify for hedge accounting treatment. These derivative contracts are recorded at fair value on the consolidated balance sheet as short-term and long-term assets or liabilities based upon their anticipated settlement date. The change in fair value of these derivative contracts is recorded in Other Comprehensive Income.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

On January 3, 2007, our Predecessor’s natural gas price swaps were terminated, which resulted in the Company incurring swap termination fees of $2.8 million and an additional loss on derivative contracts of approximately $0.8 million included in our consolidated statement of operations for the three months ended March 31, 2007. New natural gas derivative contracts were put in place in conjunction with entering into the Credit Facility as described in Note 4. Credit Facility and Long-Term Debt. The Company paid $6.5 million for the put option contracts and payments for the put option contracts and the swap termination fee were funded with borrowings under the Credit Facility. At our election, also in January 2007, we entered into a NYMEX natural gas collar contract. In May 2007, we reset our 2007, 2008 and 2009 natural gas swaps at higher prices and incurred a $7.3 million deferred swap payment obligation with the derivative counterparty which accrued interest daily at 7.36% and was payable at the earlier of five days after the closing of an equity issuance or November 1, 2007. The deferred swap obligation was paid in October 2007 using proceeds from our IPO.

As part of the Permian Basin acquisition, in February 2008, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. In February and March 2008, we entered into interest rate swaps which effectively fix the LIBOR rate at 2.66% to 3.00% on $40.0 million of borrowings. Also, in February 2008, we sold calls (or set a ceiling price) which effectively collared 2,000,000 MMBtu of gas production in 2008 through 2009 which was previously only subject to a put or price floor, we reset the price on 2,387,640 MMBtu of natural gas swaps settling in 2010 from $7.53 to $8.76 per MMBtu and we entered into a 2012 fixed-price oil swap at $80.00 for 87% of our estimated proved developed producing reserves.

At March 31, 2008, the Company had open derivative contracts covering our anticipated future production as follows:

Swap Agreements

	Gas		Oil
Contract Period	MMBtu	Weighted Average TECO Fixed	Bbls	Price
2008	2,218,686	$9.00	148,000	$90.30
2009	2,657,046	$8.85	181,500	$87.23
2010	2,387,640	$8.76	164,250	$85.65
2011	2,196,012	$7.15	151,250	$85.50
2012	—	$—	144,000	$80.00

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
2008	754,629	$7.50
2009	840,139	$7.50

Collars

	Gas
	MMBtu	Floor	Ceiling
Production Period:
May – September 2008	500,000	$7.50	$9.00
October – December 2008	300,000	$7.50	$9.25
January 2009 – December 2009	1,000,000	$7.50	$9.00
January 2010 – December 2010	730,000	$8.00	$9.30

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Interest Rate Swaps

	Principal	Fixed Libor
	Balance	Rates
Period:
April 1, 2008 to December 10, 2010	$20,000,000	3.88%
April 1, 2008 to January 31, 2011	$30,000,000	3.00%
April 1, 2008 to March 31, 2011	$10,000,000	2.66%

6.     Fair Value Disclosures

As discussed in Note 1. Basis of Presentation and Significant Accounting Policies, we prospectively adopted SFAS 157 for financial assets and financial liabilities. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also expands disclosure about fair value measurements and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments (such as Money Market Funds and Treasury Bills).

Level 2
Quoted market prices for similar instruments in active markets; quoted priced for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3
Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Derivative instruments	$—	$203,945	$—	$203,945

Liabilities:
Derivative instruments	$—	$(22,140,650)	$—	$(22,140,650)

7.     Related Party Transactions

Pursuant to the Restructuring, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas in Appalachia. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Also, Vinland receives a $0.25 per Mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI”. This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. For the three months ended March 31, 2008 and 2007, costs incurred under the MSA were $0.1 million in each period. For the three months ended March 31, 2008 and 2007, costs incurred under the GCA were $0.3 million and $0.4 million, respectively. A payable of $3.3 million and $3.8 million is reflected on our March 31, 2008 and December 31, 2007 consolidated balance sheet in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

8.    Common Units and Net Income per Unit

Basic earnings per unit is computed in accordance with SFAS No. 128,“Earnings Per Share” (“SFAS 128”) by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.  At March 31, 2008, the Company had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE Arca under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 10.Unit-Based Compensation. The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit.

In accordance with SFAS 128, dual presentation of basic and diluted earnings per unit has been presented in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 for each class of units issued and outstanding at that date: common units and Class B units.  Net income (loss) per unit is allocated to the common units and the Class B units on an equal basis.

9.     Dividends Declared

On March 18, 2008, our board of directors declared a cash distribution attributable to the first quarter of 2008 of $0.445 per unit, payable on May 15, 2008 to unitholders of record on April 30, 2008. This distribution, totaling $4,990,675,  has been accrued at March 31, 2008 and is included in accrued expense in our consolidated balance sheet

10.   Unit-Based Compensation

In April 2007, the sole member reserved 460,000 restricted Class B units in VNR for issuance to employees. Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May of 2007, which will vest over three years. The remaining 40,000 restricted Class B units are available to be awarded to new employees or members of our board of directors as they are retained. In October 2007 and February 2008, four board members were granted 5,000 common units each which vest over one year. Additionally, two officers were granted options to purchase an aggregate of 175,000 units under our long-term incentive plan with an exercise price equal to the initial public offering price. Furthermore, on March 27, 2008, phantom units were granted to two officers in amounts equal to 1.0% of our units outstanding at January 1, 2008 and the amount paid will equal the appreciation in value of the units, if any, from the date of the grant until the determination date (December 31, 2008), plus cash distributions paid on the units, less an 8% hurdle rate. These common units, Class B units, options and phantom units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of March 31, 2008 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value

Non-vested units at December 31, 2007	425,000	$18.14
Granted	15,000	16.79
Non-vested units at March 31, 2008	440,000	$18.10

At March 31, 2008, there was approximately $5.0 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.6 years. Our consolidated statement of operations reflects non-cash compensation of $0.9 million in the selling, general and administrative line item for the three months ended March 31, 2008.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

11.  Subsequent Event

In April 2008, we reset the price on 800,000 MMBtu of natural gas puts settling from May 1, 2008 to December 31, 2008 from $7.50 to $9.00 per MMBtu at a cost to the Company of $0.3 million which was funded with cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in Item 1 of this Quarterly Report on Form 10-Q and information disclosed in our 2007 Annual Report on Form 10-K.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the 2007 Annual Report on Form 10-K, and those set forth from time to time in our filings with the SEC, which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

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

Overview

We are a publicly-traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase our quarterly cash distributions through the acquisition of new natural gas and oil properties. Our properties are located in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee and the Permian Basin, primarily in West Texas and Southeastern New Mexico.

We owned working interests in 1,357 gross (902 net) productive wells at March 31, 2008 and our average net production for the twelve months ended December 31, 2007 and for the three months ended March 31, 2008 was 11,610 Mcfe per day and 13,393 Mcfe per day, respectively. We also have a 40% working interest in the known producing horizons in approximately 104,000 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Vinland Energy Operations, LLC (“Vinland”) acts as the operator of our existing wells in Appalachia and all of the wells that we will drill in this area.

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

Permian Basin Acquisition

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The adjusted purchase price included a preliminary purchase price adjustment of $4.9 million which represents the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the closing date, January 31, 2008. This acquisition was funded with borrowings under our reserve-based credit facility. In this purchase, we acquired working interests in 390 gross wells (67 net wells), 49 of which we operate. With respect to operations, we have established two district offices, one in Lovington, New Mexico and the other in Christoval, Texas to manage these assets. Our operating focus will be on maximizing existing production and looking for complementary acquisitions that we can add to this operating platform. With this acquisition, based on internal reserve estimates, we acquired 4.4 million barrels of oil equivalent, 83% of which is oil and 90% of which is proved developed producing. The current net production attributable to this purchase is approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is 15 years. With the closing of this acquisition, our daily production and total reserves increased approximately 40%.

Our Relationship with Vinland

On April 18, 2007 but effective as of January 5, 2007, we entered into various agreements with Vinland, under which we rely on Vinland to operate our existing producing wells in Appalachia and coordinate our development drilling program in this area. We expect to benefit from the substantial development and operational expertise of Vinland management in the Appalachian Basin. Under a management services agreement, Vinland advises and consults with us regarding all aspects of our production and development operations in Appalachia and provides us with administrative support services as necessary for the operation of our business. In addition, Vinland may, but does not have any obligation to, provide us with acquisition services under the management services agreement. While Vinland is not obligated to provide us with acquisition services, we expect that due to significant common ownership Vinland has an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash. In addition, under a gathering and compression agreement that we entered into with Vinland Energy Gathering, LLC (“VEG”), VEG gathers, compresses, delivers and provides the services necessary for us to market our natural gas production in the area of mutual interest, or AMI. VEG delivers our natural gas production to certain designated interconnects with third-party transporters. Since the various agreements were executed on April 18, 2007 but were effective as of January 5, 2007, Vinland reimbursed us for the drilling costs and expenses that we incurred on their behalf associated with their interest in the wells drilled between January 5, 2007 and April 18, 2007. In addition, Vinland reimbursed us for selling, general and administrative expenses that we incurred on their behalf between January 5, 2007 and April 18, 2007. We reimbursed Vinland for certain transaction costs and expenses relating to entering into these agreements.

Restructuring Plan

Prior to the separation, our Predecessor owned all of the assets that are currently owned by us and Vinland in Appalachia. As part of the separation of our operating company and Vinland, effective January 5, 2007, we conveyed to Vinland 60% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI, 100% of our Predecessor’s interest in an additional 125,000 undeveloped acres and certain coalbed methane rights located in the Appalachian Basin, the rights to any natural gas and oil located on our acreage at depths above and 100 feet below our known producing horizons, all of our gathering and compression assets and all employees other than our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. We retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI and a contract right to receive approximately 99% of the net proceeds, after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of wells and overhead costs, from the sale of production from certain producing natural gas and oil wells, which accounted for approximately 4.5% of our estimated proved reserves as of December 31, 2007. In addition, we changed the name of our operating company from Nami Holding Company, LLC to Vanguard Natural Gas, LLC. Collectively, we refer to these events as the “Restructuring.”

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

Reserve-Based Credit Facility

On January 3, 2007, our operating company entered into a reserve-based credit facility which is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets. Our initial borrowing base under the reserve-based credit facility was set at $115.5 million. However, the borrowing base was subject to $1.0 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination. We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the reserve-based credit facility. In February 2008, our reserve-based credit facility was amended and restated to extended the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions as lenders. Additional borrowings were made pursuant to the acquisition of natural gas and oil properties in the Permian Basin and indebtedness under the reserve-based credit facility totaled $102.5 million at March 31, 2008. At March 31, 2008, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25%<50%	>50%<75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

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

We face the challenge of natural gas and oil production declines. As a given well’s initial reservoir pressures are depleted, natural gas and oil production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our production at existing levels over the long-term.

Results of Operations

The following table sets forth selected financial and operating data for the periods ended March 31:

	Three Months Ended March 31,
	2008(a)	2007
Revenues:
Natural gas and oil sales	$14,000,097	$8,961,616
Realized losses on derivative contracts	(1,150,472)	(747,808)
Total revenues	12,849,625	$8,213,808
Costs and expenses:
Lease operating expenses	$2,015,677	$1,146,379
Depreciation, depletion and amortization	2,823,978	2,028,863
Selling, general and administrative expenses	1,645,791	434,288
Bad debt expense	—	1,007,461
Taxes other than income	966,113	510,882
Total costs and expenses	$7,451,559	$5,127,873
Other income and (expense):
Interest expense, net	$(1,122,046)	$(2,210,156)
Loss on extinguishment of debt	$—	$(2,501,528)

(a) The Permian acquisition closed on January 31, 2008 and as such only two months of operations are included in the three month period ending March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Natural gas and oil sales increased $5.0 million to $14.0 million during the three months ended March 31, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Three Months Ended March 31,			Percentage Increase (Decrease)
	2008		2007
Net Natural Gas Production:
Appalachian gas (MMcf)	867		1,068	(19)%
Permian gas (MMcf)	42	(a)	—	N/A
Total natural gas production (MMcf)	909		1,068	(15)%
Average Appalachian daily gas production (Mcf/day)	9,527		11,868	(20)%
Average Permian daily gas production (Mcf/day)	693	(a)	—	N/A

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including hedges	$10.47	(b)	$7.69	36%
Net realized gas price, excluding hedges	$9.93		$8.39	18%

Net Oil Production:
Appalachian oil (Bbls)	10,991		—	N/A
Permian oil (Bbls)	40,722	(a)	—	N/A
Total oil (Bbls)	51,713		—	N/A
Average Appalachian daily oil production (Bbls/day)	121		—	N/A
Average Permian daily oil production (Bbls/day)	679	(a)	—	N/A

Average Oil Sales Price per Bbls:
Net realized oil price, including hedges	$89.65		—	N/A
Net realized oil price, excluding hedges	$96.33		—	N/A

(a)	The Permian acquisition closed on January 31, 2008 and as such only two months of operations are included in the three month period ending March 31, 2008.
(b)	Excludes amortization of premiums prepaid on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008. Two months of production from this recently completed acquisition contributed $4.3 million of natural gas and oil sales for the three month period ended March 31, 2008. In Appalachia, a decline in natural gas production was partially offset by an increase in oil production for a net production decline of 13% on an Mcfe basis. However, the negative impact of the production decline was offset by an 18% increase in the average realized natural gas sales price received (excluding hedges).

Hedging Activities

During the three months ended March 31, 2008, we had hedges in place for approximately 98% of our total production, which resulted in reported revenues that were $1.2 million lower than we would have achieved at unhedged prices. However, the actual cash impact of the hedges increased realizations by $0.2 million for the three months ended March 31, 2008 after excluding the amortization of premiums prepaid on derivative contracts. During the three months ended March 31, 2007, we hedged approximately 58% of our total production and in January 2007, we terminated existing natural gas swaps at a cost of approximately $2.8 million which resulted in an additional loss on derivative contracts of approximately $0.8 million.

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $0.9 million to $2.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 of which $0.6 million related to the recently closed Permian Basin acquisition. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income increased by $0.5 million for the three months ended March 31, 2008 as compared to the same period in 2007 of which $0.3 million related to the recently closed Permian Basin acquisition.

Depreciation, depletion and amortization increased to approximately $2.8 million for the three months ended March 31, 2008 from approximately $2.0 million for the three months ended March 31, 2007 due entirely to the additional depletion recorded on the recently completed Permian Basin acquisition.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended March 31, 2008 increased $1.2 million as compared to the three months ended March 31, 2007 primarily resulting from a $0.9 million non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management and the grant of common units to board members during 2007 and 2008. Excluding the impact of the non-cash compensation, selling, general and administrative expenses were $0.7 million for the three months ended March 31, 2008 representing a $0.3 million increase from the same period in 2007 principally due to costs associated with additional employees.

Interest expense declined to $1.1 million for the three months ended March 31, 2008 compared to $2.2 million for the three months ended March 31, 2007 primarily due to a reduction in the weighted average outstanding borrowings and lower interest rates. All of our Predecessor’s outstanding debt was repaid with borrowings under our reserve-based credit facility in January 2007, including an early prepayment penalty of $2.5 million.

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

As of March 31, 2008, the Company’s critical accounting policies are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing  transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and non-financial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company prospectively adopted the standard for those assets and liabilities as of January 1, 2008. See Note 6 in Notes to Consolidated Financial Statements and Part 1—Item 1—Fair Value Disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008, the Company adopted SFAS 159 and the adoption did not have a material impact on its consolidated financial statements.

New Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year 2009. The impact, if any, on the consolidated financial statements will depend on the nature and size of business combinations that we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the March 31, 2008 balance sheet, SFAS 160 would have no impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are evaluating the impact of SFAS 161 on our consolidated financial statements and do not expect the impact of implementation to be material.

Liquidity and Capital Resources

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and, with our recent IPO, the public equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of natural gas and oil properties; however, as a result of our IPO, we expect to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves. We expect to fund our maintenance capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our reserve-based credit facility and publicly offered equity, depending on market conditions. As of May 13, 2008, we have $47.5 million available to be borrowed under our reserve-based credit facility. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

Cash Flow from Operations

Net cash provided by operating activities for the three months ended March 31, 2008 was $4.0 million, compared to cash used in operating activities of $19.3 million for the three months ended March 31, 2007. The increase in cash provided by operating activities during the three months ended March 31, 2008 was substantially due to increased income, a reduction in payables to affiliates and a decrease in cash used in price risk management activities. The cash used in operating activities in the first quarter 2007 included the termination of existing natural gas swaps at a cost of approximately $2.8 million, cash paid on early extinguishment of debt of approximately $2.5 million and the payment of $6.5 million for put option derivative contracts.

Cash flow from operations is subject to many variables, the most significant of which is the volatility of natural gas and oil prices. Natural gas and oil prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices received for production. We enter into derivative arrangements to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps and NYMEX collars and put options to reduce our exposure to the volatility in natural gas and oil prices. See Note 5 in Notes to Consolidated Financial Statements and Part 1—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk for details about derivatives in place through 2012.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $68.1 million for the three months ended March 31, 2008, compared to $1.7 million for the three months ended March 31, 2007. The increase in cash used in investing activities was primarily attributable to $65.6 million used for the acquisition of natural gas and oil properties in the Permian Basin. In addition, the total for the three months ended March 31, 2008 includes $1.2 million for the drilling and development of natural gas and oil properties as compared to $1.7 million for the three months ended March 31, 2007.

 Cash Flow from Financing Activities

Cash provided by financing activities was approximately $61.6 million for the three months ended March 31, 2008, compared to $19.4 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, total proceeds from borrowings under our reserve-based credit facility were $71.4 million which were principally used to fund the Permian Basin acquisition. During the three months ended March 31, 2007, total proceeds from borrowings under our reserve-based credit facility were $114.6 million, which was principally used to pay off our Predecessor’s outstanding borrowings.

Reserve-Based Credit Facility

On January 3, 2007, our operating company, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. Our reserve-based credit facility was amended and restated in February 2008 to extend the maturity date from January 2011 to March 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions as lenders. The increase in the borrowing base was principally the result of inclusion of the reserves related to the Permian Basin acquisition. As a result, as of March 31, 2008, we had $102.5 million outstanding under our reserve-based credit facility and as of May 13, 2008, we have $47.5 million available to be borrowed. Borrowings under the reserve-based credit facility are available for development, exploitation and acquisition of natural gas and oil properties, working capital and general limited liability company purposes. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

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

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial position or results of operations.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2008, there were no loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of March 31, 2008 is provided in the following table:

	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	After 2012	Total
Management compensation	$450	$600	$100	$—	$—	$—	$1,150
Long-term debt	—	—	—	102,500	—	—	102,500
Operating leases	30	41	10	—	—	—	81
Total	$480	$641	$110	$102,500	$—	$—	$103,731

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Amortization of premiums prepaid on derivative contracts;

•	Change in fair value of derivative contracts;

•	Unit-based compensation expense; and

•	Realized (gain) loss on cancelled derivatives.

Adjusted EBITDA is a significant performance metric used by our management to measure (prior to the establishment of any cash reserves by our board of directors) the cash distributions we could pay our unitholders. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Adjusted EBITDA is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies.

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

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, Adjusted EBITDA increased 51%, from $6.9 million to $10.4 million. The following table presents a reconciliation of consolidated net income to adjusted EBITDA:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$4,276,020	$(1,625,749)
Plus:
Interest expense	1,129,660	2,223,123
Loss on extinguishment of debt	—	2,501,528
Depreciation, depletion and amortization	2,823,978	2,028,863
Bad debt expense	—	1,007,461
Amortization of premiums prepaid on derivative contracts	1,300,609	—
Non-cash compensation expense	915,346	—
Realized loss on cancelled derivatives	—	776,633
Less:
Interest income	7,614	12,967
Adjusted EBITDA	$10,437,999	$6,898,892

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the Columbia gas Appalachian Index (“TECO Index”) for natural gas production and West Texas Intermediate light sweet for oil. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control.

We enter into hedging arrangements with respect to a portion of our projected natural gas and oil production through various transactions that hedge the future prices received. These transactions may include price swaps whereby we will receive a fixed-price for our production and pay a variable market price to the contract counterparty. Additionally, we have put options for which we pay the counterparty the fair value at the purchase date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. Furthermore, we may enter into collars where we pay the counterparty if the market price is above the ceiling and the counterparty pays us if the market price is below the floor on a notional quantity. These hedging activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to natural gas and oil price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

At March 31, 2008, the fair value of hedges that settle during the next twelve months was a liability of approximately $8.9 million, which we will owe our counterparties.

The following table summarizes derivatives in place applicable to periods subsequent to March 31, 2008.

	April 1, - September 30, 2008	October 1, - December 31, 2008	Year 2009	Year 2010	Year 2011	Year 2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu)	1,504,855	713,831	2,657,046	2,387,640	2,196,012	—
Fixed Price ($/MMBtu)	$9.00	$9.00	$8.85	$8.76	$7.15	$—
Puts:
Hedged Volume (MMBtu)	507,709	246,920	840,139	—	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$—	$—	$—
Collars:
Hedged Volume (MMBtu)	500,000	300,000	1,000,000	730,000	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$8.00	$—	$—
Ceiling Price ($/MMBtu)	$9.00	$9.25	$9.00	$9.30	$—	$—
Total:
Hedged Volume (MMBtu)	2,512,564	1,260,751	4,497,185	3,117,640	2,196,012	—

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls)	100,000	48,000	181,500	164,250	151,250	144,000
Fixed Price ($/Bbl)	$90.30	$90.30	$87.23	$85.65	$85.50	$80.00

Interest Rate Risks

At March 31, 2008, we had debt outstanding of $102.5 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest hedges discussed below. In December 2007 and during the three months ended March 31, 2008, we entered into interest rate swaps, which require payment to or from the counterparty based upon the differential between two rates for a predetermined contractual amount. This hedging activity converts a floating interest rate to a fixed interest rate and is intended to manage our exposure to interest rate fluctuations.

The following summarizes information concerning our positions in open interest rate swaps applicable to periods subsequent to
March 31, 2008.

	Principal Balance	Fixed Libor Rates
Period:
April 1, 2008 to December 10, 2010	$20,000,000	3.88%
April 1, 2008 to January 31, 2011	$30,000,000	3.00%
April 1, 2008 to March 31, 2011	$10,000,000	2.66%

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2008, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control over Financial Reporting

The following items that occurred subsequent to December 31, 2007 have affected our internal control over financial reporting:

(1)
Permian Basin acquisition - On January 31, 2008, we completed the acquisition of certain oil and gas properties in the Permian Basin of West Texas and Southeastern New Mexico. Pursuant to this transaction, we have outsourced our production accounting for the Permian Basin properties to a third party and have begun operating our own wells. As a result, we are implementing new processes and modifying existing processes to ensure adequate internal controls over financial reporting.

(2)
Restatement of 2007 Annual Report on Form 10-K - By error we calculated the earnings per unit for the year ended December 31, 2007 using the common units outstanding as of that date instead of the weighted average units for the year. The Company has restated the weighted average common units and Class B units outstanding and earnings per unit. In addition, in the unaudited Supplemental Selected Quarterly Financial Information, we have corrected a rounding error in the “Quarter Ended December 31” basic and diluted Net income (loss) per Common & Class B unit. We do not believe this error represents a material weakness in our internal controls; however, we are implementing new processes to verify the accuracy of computed numbers within the financial statements.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as disclosed in our 2007 Annual Report on Form 10-K .

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 During the three months ended March 31, 2008, one of our wholly-owned subsidiaries purchased 15,300 of our common units on the open market at the then prevailing market price. 15,000 of these units were subsequently granted to three of our independent directors, with Loren Singletary, John R. McGoldrick and Bruce W. McCullough each receiving 5,000 units. The grants were made by our Board of Directors upon the appointment of these independent directors on February 28, 2008. The following table summarizes the unit purchases that occurred during the three months ended March 31, 2008:

Period	Number of common units repurchased	Average price paid per common unit
January 1, 2008 to January 31, 2008	5,000	$14.50
February 1, 2008 to February 29, 2008	10,000	$16.28
March 1, 2008 to March 31, 2008	300	$14.70
Total common units purchased	15,300	$15.67

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: May 15, 2008
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Vanguard Natural Resources, LLC
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith