Form 10-Q
period 2008-06-30
Vanguard Natural Resources, LLC
filed 2008-08-13
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common units outstanding on August 12, 2008: 12,145,873

VANGUARD NATURAL RESOURCES, LLC

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:

/day	= per day	Mcf	= thousand cubic feet

Bbls	= barrels	Mcfe	= thousand cubic feet of natural gas equivalents

Bcfe	= billion cubic feet of natural gas equivalents	MMBtu	= million British thermal units

Btu	= British thermal unit	MMcf	= million cubic feet

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Natural gas and oil sales	$20,849,911	$10,106,737	$34,850,008	$19,068,353
Realized losses on derivative contracts	(5,749,947)	(918,044)	(6,900,419)	(1,665,852)
Total revenues	15,099,964	9,188,693	27,949,589	17,402,501

Costs and expenses:
Lease operating expenses	2,300,076	1,314,041	4,315,753	2,460,420
Depreciation, depletion and amortization	3,330,024	2,291,426	6,154,002	4,320,289
Selling, general and administrative expenses	1,636,675	781,198	3,282,466	1,215,489
Bad debt expense	—	—	—	1,007,458
Taxes other than income taxes	1,428,965	380,110	2,395,078	890,992
Total costs and expenses	8,695,740	4,766,775	16,147,299	9,894,648

Income from operations	6,404,224	4,421,918	11,802,290	7,507,853

Other income and (expense):
Interest income	4,394	14,679	12,008	27,646
Interest expense	(1,244,450)	(2,196,691)	(2,374,110)	(4,419,814)
Loss on extinguishment of debt	—	—	—	(2,501,528)
Total other expense, net	(1,240,056)	(2,182,012)	(2,362,102)	(6,893,696)

Net income	$5,164,168	$2,239,906	$9,440,188	$614,157

Net income per unit:
Common & Class B units - basic	$0.46	$0.38	$0.84	$0.11

Common & Class B units - diluted	$0.46	$0.38	$0.84	$0.11

Weighted average units outstanding:
Common units - basic & diluted	10,795,000	5,540,000	10,795,000	5,540,000
Class B units - basic & diluted	420,000	296,813	420,000	149,227

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,900,503	$3,109,563
Trade accounts receivable, net	10,825,985	4,372,731
Derivative assets	—	4,017,085
Other current assets	719,273	453,198
Total current assets	15,445,761	11,952,577

Property and equipment
Furniture and fixtures	109,594	72,893
Machinery and equipment	163,677	138,719
Less: accumulated depreciation	(70,234)	(45,157)
Total property and equipment	203,037	166,455

Natural gas and oil properties, net - full cost method	184,705,095	106,983,349

Other assets
Derivative assets	702,079	1,329,511
Deferred financing costs	973,191	941,833
Non-current deposits	45,963	8,285,883
Other assets	1,061,309	1,519,577
Total assets	$203,136,435	$131,179,185

Liabilities and members’ equity

Current liabilities
Accounts payable - trade	$947,507	$1,056,627
Accounts payable - natural gas and oil	1,034,750	257,073
Payables to affiliates	4,161,308	3,838,328
Derivative liabilities	27,109,030	—
Accrued expenses	3,435,907	203,159
Total current liabilities	36,688,502	5,355,187

Long-term debt	102,500,000	37,400,000
Derivative liabilities	47,582,633	5,903,384
Asset retirement obligations	1,532,881	189,711
Total liabilities	188,304,016	48,848,282

Commitments and contingencies

Members’ equity
Members’ capital, 10,795,000 common units issued and outstanding at June 30, 2008 and December 31, 2007	91,303,423	90,257,856
Class B units, 420,000 issued and outstanding at June 30, 2008 and December 31, 2007	3,804,273	2,131,995
Other comprehensive loss	(80,275,277)	(10,058,948)
Total members’ equity	14,832,419	82,330,903
Total liabilities and members’ equity	$203,136,435	$131,179,185

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$9,440,188	$614,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,154,002	4,320,289
Amortization of deferred financing costs	173,045	142,234
Bad debt expense	—	1,007,458
Unit-based compensation	1,896,347	563,143
Amortization of premiums paid and non-cash settlements on derivative contracts	2,531,193	733,504
Changes in operating assets and liabilities:
Trade accounts receivable	(6,453,254)	(322,027)
Payables to affiliates	614,969	(2,083,796)
Other current assets	(219,422)	(12,372)
Price risk management activities, net	(442,840)	(8,475,676)
Accounts payable	668,556	2,393,459
Accrued expenses	3,158,729	(1,713,858)
Net cash provided by (used in) operating activities	17,521,513	(2,833,485)

Investing activities
Additions to property and equipment	(61,659)	(31,211)
Additions to natural gas and oil properties	(6,677,962)	(6,132,607)
Acquisitions of natural gas and oil properties	(66,389,952)	—
Deposits and prepayments of natural gas and oil properties	48,074	(455,883)
Net cash used in investing activities	(73,081,499)	(6,619,701)

Financing activities
Proceeds from borrowings	74,400,000	114,600,000
Repayment of debt	(9,300,000)	(99,667,500)
Contributions from members	—	41,221,000
Distributions to members	(8,254,240)	(41,220,000)
Financing costs	(204,403)	(1,194,270)
Offering costs	(54,192)	(1,571,993)
Purchase of units for unit-based compensation	(236,239)	—
Net cash provided by financing activities	56,350,926	12,167,237

Net increase in cash and cash equivalents	790,940	2,714,051

Cash and cash equivalents, beginning of period	3,109,563	1,730,956

Cash and cash equivalents, end of period	$3,900,503	$4,445,007

Supplemental cash flow information:
Cash paid for interest	$1,802,039	$4,826,132
Non-cash financing and investing activities:
Asset retirement obligations	$1,309,854	$155,800
Assumption of fixed-price oil swaps	$1,128,114	$—
Deferred swap liability	$—	$7,322,685
Initial contribution of assets	$—	$3,289,055

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$5,164,168	$2,239,906	$9,440,188	$614,157

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during the period	(55,847,350)	698,959	(75,949,453)	(10,966,008)
Reclassification adjustments for changes in initial value to settlement date	4,765,055	911,890	5,733,124	507,743
Other comprehensive income (loss)	(51,082,295)	1,610,849	(70,216,329)	(10,458,265)

Comprehensive income (loss)	$(45,918,127)	$3,850,755	$(60,776,141)	$(9,844,108)

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Vanguard Natural Resources, LLC is a publicly-traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties in the United States. Through our operating subsidiaries, we own properties in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee and in the Permian Basin, primarily in West Texas and Southeastern New Mexico.

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

VNG was formed in Kentucky on December 15, 2004 and its principal business is to hold interests in TEC, VNRH, Ariana Energy and Vanguard Permian. TEC was formed in Kentucky on December 15, 2004 and its principal business consists of natural gas and oil development and exploitation of mature, long-lived natural gas and oil properties in the Appalachian region of eastern Kentucky. VNRH was formed in Delaware on March 28, 2007 and its principal business was to provide general employment related services, including payroll and employment administration, as well as information technology and communication services to VNR. However, as of January 1, 2008, it no longer provides these services as they have been outsourced to a third party and has limited operating activity. Ariana Energy was formed in Tennessee on April 26, 2002 and its principal business consists of natural gas and oil development and exploitation of mature, long-lived natural gas and oil properties in Tennessee. Vanguard Permian was formed in Delaware on December 21, 2007 and its principal business consists of natural gas and oil development and exploitation of mature long-lived natural gas and oil properties in Texas and Southeastern New Mexico.

The consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three months and six months ended June 30, 2008 and 2007 include the accounts of VNR, VNG, TEC, VNRH, Ariana Energy and Vanguard Permian.

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K/A, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2008, and for the three months and six months ended June 30, 2008 and 2007, are unaudited. We derived the consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K/A. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income, members’ equity, or net cash flows. Furthermore, all intercompany accounts and transactions have been eliminated in the consolidated financial statements.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies

As of June 30, 2008, the Company’s significant accounting policies are consistent with those discussed in Note 1 of the Company’s consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K/A.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the June 30, 2008 balance sheet, SFAS 160 would have no impact on the consolidated financial statements.

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

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have any effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

2.     Acquisitions

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The post closing adjustments reduced the final purchase price to $71.5 million and included a purchase price adjustment of $6.8 million for the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the final settlement date. The purchase price included a payment of $7.8 million paid by us to the seller in December 2007 and this amount is reported in non-current deposits in our consolidated balance sheet at December 31, 2007. In this acquisition, based on internal reserve forecasts, we acquired approximately 4.4 million barrels of oil equivalent, 83% of which are oil and 90% are proved developed producing. The current net production attributable to this purchase is estimated to be approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is approximately 15 years. As part of this acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. The fair value of these fixed-price oil swaps was a liability of $1,128,114 at January 31, 2008. This acquisition was funded with borrowings under our existing Credit Facility.

On July 28, 2008, we acquired certain natural gas and oil properties in South Texas. See Note 10. Subsequent Event for further discussion.

3.     Accounts Receivable and Allowance for Doubtful Accounts

We established an approximate $1 million provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007. The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance and it is reflected as bad debt expense on our consolidated statement of operations for the six months ended June 30, 2007. We began selling our oil production to a new customer beginning in March 2007.

4.    Credit Facilities and Long-Term Debt

Our credit facility and long-term debt consisted of the following:

			Amount Outstanding
Description	Interest Rate	Maturity Date	June 30, 2008	December 31, 2007
$400 million Senior Secured Revolver	Variable	March 31, 2011	102,500,000	37,400,000
Total			$102,500,000	$37,400,000

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$400 Million Senior Secured Revolver

In January 2007, the Company entered into a four-year $200 million revolving credit facility (“Credit Facility”) with two banks. All of our Predecessor’s outstanding debt was repaid with borrowings under this Credit Facility, including an early prepayment penalty of $2.5 million. The available credit line (“Borrowing Base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. The initial Borrowing Base was set at $115.5 million and is secured by a first lien security interest in all of the Company’s natural gas and oil properties. However, the borrowing base was subject to $1 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to the semi-annual borrowing base redetermination . We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the Credit Facility. In February 2008, our Credit Facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders. Additional borrowings were made pursuant to the acquisition of natural gas and oil properties in the Permian Basin in January 2008 and indebtedness under the Credit Facility totaled $102.5 million at June 30, 2008.

Interest rates under the Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. At June 30, 2008, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25%<50%	>50%<75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

The Credit Agreement contains a number of customary covenants that require the Company to maintain certain financial ratios, limit the Company’s ability to incur additional debt, sell assets, create liens, or make certain distributions. At June 30, 2008, we were in compliance with our debt covenants.

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

5.     Price Risk Management Activities

From time to time, the Company enters into derivative contracts with counterparties that are major, creditworthy financial institutions and lenders under our Credit Facility to hedge price risk associated with a portion of our natural gas and oil production. These derivatives are not held for trading purposes. Under fixed-priced commodity swap agreements, the Company receives a fixed price on a notional quantity in exchange for paying a variable price based on a market index, such as the Columbia Gas Appalachian Index (‘TECO Index”) for natural gas production and the West Texas Intermediate Light Sweet for oil production. Under put option agreements, we pay the counterparty the fair value at the purchase date. At settlement date we receive the excess, if any, of the fixed floor over floating rate. Under collar contracts, we pay the counterparty if the market price is above the ceiling and the counterparty pays us if the market price is below the floor on a notional quantity. The collars and put options for natural gas are settled based on the NYMEX price for natural gas at Henry Hub.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On January 3, 2007, our Predecessor’s natural gas price swaps were terminated, which resulted in the Company incurring swap termination fees of $2.8 million and an additional loss on derivative contracts of approximately $0.8 million included in our consolidated statement of operations for the six months ended June 30, 2007. New natural gas derivative contracts were put in place in conjunction with entering into the Credit Facility as described in Note 4. Credit Facility and Long-Term Debt. The Company paid $6.5 million for the put option contracts and payments for the put option contracts and the swap termination fee were funded with borrowings under the Credit Facility. At our election, also in January 2007, we entered into a NYMEX natural gas collar contract. In May 2007, we reset our 2007, 2008 and 2009 natural gas swaps at higher prices and incurred a $7.3 million deferred swap payment obligation with the derivative counterparty which accrued interest daily at 7.36% and was payable at the earlier of five days after the closing of an equity issuance or November 1, 2007. The deferred swap obligation was paid in October 2007 using proceeds from our IPO.

In February 2008, as part of the Permian Basin acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. In February and March 2008, we entered into interest rate swaps which effectively fix the LIBOR rate at 2.66% to 3.00% on $40.0 million of borrowings. Also, in February 2008, we sold calls (or set a ceiling price) which effectively collared 2,000,000 MMBtu of gas production in 2008 through 2009 which was previously only subject to a put or price floor, we reset the price on 2,387,640 MMBtu of natural gas swaps settling in 2010 from $7.53 to $8.76 per MMBtu and we entered into a 2012 fixed-price oil swap at $80.00 for 87% of our estimated proved developed production. In April 2008, we reset the price on 800,000 MMBtu of natural gas puts settling from May 1, 2008 to December 31, 2008 from $7.50 to $9.00 per MMBtu at a cost to the Company of $0.3 million which was funded with cash on hand.

At June 30, 2008, the Company had open derivative contracts covering our anticipated future production as follows:

Swap Agreements

	Gas		Oil
Contract Period	MMBtu	Weighted Average TECO Fixed	Bbls	WTI Price
2008	1,452,439	$9.00	97,500	$90.30
2009	2,657,046	$8.85	181,500	$87.23
2010	2,387,640	$8.76	164,250	$85.65
2011	2,196,012	$7.15	151,250	$85.50
2012	—	$—	144,000	$80.00

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
2008	561,311	$7.50
2009	840,139	$7.50

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collars
	Gas
	MMBtu	Floor	Ceiling
Production Period:
July – September 2008	300,000	$9.00	$9.00
October – December 2008	300,000	$9.00	$9.25
January 2009 – December 2009	1,000,000	$7.50	$9.00
January 2010 – December 2010	730,000	$8.00	$9.30

Interest Rate Swaps

	Principal	Fixed Libor
	Balance	Rates
Period:
July 1, 2008 to December 10, 2010	$20,000,000	3.88%
July 1, 2008 to January 31, 2011	$30,000,000	3.00%
July 1, 2008 to March 31, 2011	$10,000,000	2.66%

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

Level 1	Quoted prices for identical instruments in active markets. Level 1assets include short-term investments (such as Money Market Funds and Treasury Bills).

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Derivative instruments	$—	$702,079	$—	$702,079

Liabilities:
Derivative instruments	$—	$(74,691,663)	$—	$(74,691,663)

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.     Related Party Transactions

Pursuant to the Restructuring, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas in Appalachia. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Also, Vinland receives a $0.25 per Mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI”. This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. Costs incurred under the MSA were $0.2 million for each of the three months ended June 30, 2008 and 2007 and $0.3 million for each of the six months ended June 30, 2008 and 2007. Costs incurred under the GCA were $0.2 million and $0.4 million for the three months ended June 30, 2008 and 2007 and $0.5 million and $0.7 million for the six months ended June 30, 2008 and 2007. A payable of $4.1 million and $3.8 million is reflected on our June 30, 2008 and December 31, 2007 consolidated balance sheet in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

8.    Common Units and Net Income per Unit

Basic earnings per unit is computed in accordance with SFAS No. 128,“Earnings Per Share” (“SFAS 128”) by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.  At June 30, 2008, the Company had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE Arca under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 10.Unit-Based Compensation. The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit.

In accordance with SFAS 128, dual presentation of basic and diluted earnings per unit has been presented in the consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007 for each class of units issued and outstanding at that date: common units and Class B units. Net income (loss) per unit is allocated to the common units and the Class B units on an equal basis.

9.   Unit-Based Compensation

In April 2007, the sole member reserved 460,000 restricted Class B units in VNR for issuance to employees. Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May of 2007, which will vest after three years. The remaining 40,000 restricted Class B units are available to be awarded to new employees or members of our board of directors as they are retained. In October 2007 and February 2008, four board members were granted 5,000 common units each which vest after one year. Additionally, in October 2007, two officers were granted options to purchase an aggregate of 175,000 units under our long-term incentive plan with an exercise price equal to the initial public offering price.

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

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of June 30, 2008 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value

Non-vested units at December 31, 2007	425,000	$18.14
Granted	15,000	16.79
Non-vested units at June 30, 2008	440,000	$18.10

At June 30, 2008, there was approximately $4.1 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.3 years. Our consolidated statement of operations reflects non-cash compensation of $1.0 million and $0.6 million in the selling, general and administrative line item for the three months ended June 30, 2008 and 2007 and $1.9 million and $0.6 million for the six months ended June 30, 2008 and 2007.

10.  Subsequent Event

On July 18, 2008, we entered in to a Purchase and Sale Agreement with Segundo Navarro Drilling, Ltd., a wholly owned subsidiary of the Lewis Energy Group, for the acquisition of certain natural gas and oil properties located in the Dos Hermanos Field in Webb County, Texas. The purchase price for said assets was $53.4 million with an effective date of June 1, 2008. We completed this acquisition on July 28, 2008 for the purchase price, subject to customary post-closing adjustments to be determined. This acquisition was funded with borrowings under our Credit Facility and through the issuance of 1,350,873 common units of the Company. The effects of this acquisition are not reflected in the cash flows and other financial and operating information described herein due to the acquisition closing on July 28, 2008. Upon closing this transaction, we assumed natural gas swaps and collars based on Houston Ship Channel pricing for approximately 85% of the estimated gas production from existing producing wells for the period beginning July 2008 through December 2011.

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

Overview

We are a publicly-traded limited liability company focused on the acquisition, development and exploitation of mature, long-lived natural gas and oil properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase our quarterly cash distributions through the acquisition of new natural gas and oil properties. Our properties are located in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee, the Permian Basin, primarily in West Texas and Southeastern New Mexico and in South Texas, with the closing of our recent acquisition.

We owned working interests in 1,383 gross (917 net) productive wells at June 30, 2008 and our average net production for the twelve months ended December 31, 2007 and for the three months and six months ended June 30, 2008 was 11,610 Mcfe per day, 15,888 Mcfe per day and 15,505 Mcfe per day, respectively. We also have a 40% working interest in the known producing horizons in approximately 104,000 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Vinland Energy Operations, LLC (“Vinland”) acts as the operator of our existing wells in Appalachia and all of the wells that we will drill in this area.

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

Permian Basin Acquisition

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The post closing adjustments reduced the final purchase price to $71.5 million and included a purchase price adjustment of $6.8 million for the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the final settlement date. This acquisition was funded with borrowings under our reserve-based credit facility. Through this acquisition, we acquired working interests in 390 gross wells (67 net wells), 49 of which we operate. With respect to operations, we have established two district offices, one in Lovington, New Mexico and the other in Christoval, Texas to manage these assets. Our operating focus will be on maximizing existing production and looking for complementary acquisitions that we can add to this operating platform. With this acquisition, based on internal reserve estimates, we acquired 4.4 million barrels of oil equivalent, 83% of which is oil and 90% of which is proved developed producing. The current net production attributable to this purchase is approximately 800 barrels of oil equivalent per day and the reserves-to-production ratio is approximately 15 years. With the closing of this acquisition, our daily production and total reserves increased approximately 40%.

South Texas Acquisition

On July 18, 2008, we entered into a Purchase and Sale Agreement with Segundo Navarro Drilling, Ltd., a wholly owned subsidiary of the Lewis Energy Group, for the acquisition of certain natural gas and oil properties located in the Dos Hermanos Field in Webb County, Texas. The purchase price for said assets was $53.4 million with an effective date of June 1, 2008. We completed this acquisition on July 28, 2008 for the purchase price, subject to customary post-closing adjustments to be determined. This acquisition was funded with borrowings under our reserve-based credit facility and through the issuance of 1,350,873 common units of the Company. In this purchase, we acquired an average of a 98% working interest in 91 producing wells and an average 47.5% working interest in approximately 4,705 gross acres with 41 identified proved undeveloped locations. An affiliate of Lewis Energy Group will operate all the properties and is contractually obligated to drill six wells in 2008 and seven wells in 2009 through 2011. Based on internal reserve estimates, we acquired 20 Bcfe of proved reserves, 98% of which is natural gas and 65% of which is proved developed producing. The current net production attributable to this purchase is approximately 3,000 Mcf per day and the reserves-to-production ratio is approximately 18 years. With the closing of this acquisition, our daily production and reserves increased approximately 19% and 20%, respectively. The effects of this acquisition are not reflected in the cash flows and other financial and operating information described herein due to the acquisition closing on July 28, 2008. Upon closing this transaction, we assumed natural gas swaps and collars based on Houston Ship Channel pricing for approximately 85% of the estimated gas production from existing producing wells for the period beginning July 2008 through December 2011.

Our Relationship with Vinland

On April 18, 2007 but effective as of January 5, 2007, we entered into various agreements with Vinland, under which we rely on Vinland to operate our existing producing wells in Appalachia and coordinate our development drilling program in this area. We expect to benefit from the substantial development and operational expertise of Vinland management in the Appalachian Basin. Under a management services agreement, Vinland advises and consults with us regarding all aspects of our production and development operations in Appalachia and provides us with administrative support services as necessary for the operation of our business. In addition, Vinland may, but does not have any obligation to, provide us with acquisition services under the management services agreement. While Vinland is not obligated to provide us with acquisition services, we expect that due to significant common ownership Vinland has an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash. In addition, under a gathering and compression agreement that we entered into with Vinland Energy Gathering, LLC (“VEG”), VEG gathers, compresses, delivers and provides the services necessary for us to market our natural gas production in the area of mutual interest, or “AMI”. VEG delivers our natural gas production to certain designated interconnects with third-party transporters. Since the various agreements were executed on April 18, 2007 but were effective as of January 5, 2007, Vinland reimbursed us for the drilling costs and expenses that we incurred on their behalf associated with their interest in the wells drilled between January 5, 2007 and April 18, 2007. In addition, Vinland reimbursed us for selling, general and administrative expenses that we incurred on their behalf between January 5, 2007 and April 18, 2007. We reimbursed Vinland for certain transaction costs and expenses relating to entering into these agreements.

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

Reserve-Based Credit Facility

On January 3, 2007, our operating company entered into a reserve-based credit facility which is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets. Our initial borrowing base under the reserve-based credit facility was set at $115.5 million. However, the borrowing base was subject to $1.0 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination. We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the reserve-based credit facility. In February 2008, our reserve-based credit facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders. Additional borrowings were made pursuant to the acquisition of natural gas and oil properties in the Permian Basin in January 2008 and indebtedness under the reserve-based credit facility totaled $102.5 million at June 30, 2008. At June 30, 2008, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	<25%	>25%<50%	>50%<75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

In July 2008, an additional $31.0 million was borrowed under the reserve-based credit facility to fund a portion of the cash consideration paid in the South Texas acquisition. As a result, as of August 12, 2008, borrowings under the reserve-based credit facility increased to $131.5 million and the borrowing base is in the process of being redetermined to include the natural gas and oil properties from the South Texas acquisition.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008(a)	2007
Revenues:
Natural gas and oil sales	$20,849,911	$10,106,737	$34,850,008	$19,068,353
Realized losses on derivative contracts	(5,749,947)	(918,044)	(6,900,419)	(1,665,852)
Total revenues	15,099,964	$9,188,693	27,949,589	$17,402,501
Costs and expenses:
Lease operating expenses	$2,300,076	$1,314,041	$4,315,753	$2,460,420
Depreciation, depletion and amortization	3,330,024	2,291,426	6,154,002	4,320,289
Selling, general and administrative expenses	1,636,675	781,198	3,282,466	1,215,489
Bad debt expense	—	—	—	1,007,458
Taxes other than income taxes	1,428,965	380,110	2,395,078	890,992
Total costs and expenses	$8,695,740	$4,766,775	$16,147,299	$9,894,648
Other Income and (Expense):
Interest expense, net	$(1,240,056)	$(2,182,012)	$(2,362,102)	$(4,392,168)
Loss on extinguishment of debt	$—	$—	$—	$(2,501,528)

(a)	The Permian acquisition closed on January 31, 2008 and as such only five months of operations are included in the six month period ended June 30, 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Natural gas and oil sales increased $10.7 million to $20.8 million during the three months ended June 30, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Three Months Ended June 30,				Percentage Increase
	2008		2007		(Decrease)
Net Natural Gas Production:
Appalachian gas (MMcf)	903		1,032		(13)%
Permian gas (MMcf)	109		—		N/A
Total natural gas production (MMcf)	1,012		1,032		(2)%
Average Appalachian daily gas production (Mcf/day)	9,922		11,340		(13)%
Average Permian daily gas production (Mcf/day)	1,202		—		N/A

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including hedges	$10.35	(a)	$9.12	(a)	13%
Net realized gas price, excluding hedges	$13.14		$9.30		41%

Net Oil Production:
Appalachian oil (Bbls)	10,430		8,513		22%
Permian oil (Bbls)	61,817		—		N/A
Total oil (Bbls)	72,247		8,513		749%
Average Appalachian daily oil production (Bbls/day)	115		94		22%
Average Permian daily oil production (Bbls/day)	679		—		N/A

Average Oil Sales Price per Bbls:
Net realized oil price, including hedges	$81.01		$60.46		34%
Net realized oil price, excluding hedges	$104.44		$60.46		73%

(a)	Excludes amortization of premiums paid and non-cash settlement on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008 and increases in commodity prices. Production from the Permian Basin contributed $8.0 million of natural gas and oil sales for the three month period ended June 30, 2008. In Appalachia, a decline in natural gas production was partially offset by an increase in oil production for a net production decline of 11% on an Mcfe basis. However, the negative impact of the production decline was offset by a 41% increase in the average realized natural gas sales price received (excluding hedges) and a 73% increase in the average realized oil price (excluding hedges).

Hedging Activities

During the three months ended June 30, 2008, we had hedges in place for approximately 95% of our total production, which resulted in reported revenues that were $5.7 million lower than we would have achieved at unhedged prices. During the three months ended June 30, 2007, we hedged approximately 96% of our total production, which resulted in an additional loss on derivative contracts of approximately $0.9 million.

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $1.0 million to $2.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 of which $0.9 million related to the Permian Basin acquisition. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income taxes increased by $1.0 million for the three months ended June 30, 2008 as compared to the same period in 2007 of which $0.6 million related to the Permian Basin acquisition.

Depreciation, depletion and amortization increased to approximately $3.3 million for the three months ended June 30, 2008 from approximately $2.3 million for the three months ended June 30, 2007 due primarily to the additional depletion recorded on oil and gas properties acquired in the Permian Basin acquisition.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended June 30, 2008 increased $0.8 million as compared to the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007 these expenses included a $1.0 million and $0.6 million, respectively, non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management, the grant of common units to board members and the grant of phantom units to management during 2007 and 2008. Excluding the impact of the non-cash compensation, selling, general and administrative expenses were $0.6 million for the three months ended June 30, 2008 representing a $0.4 million increase from the same period in 2007 principally due to costs associated with additional employees.

Interest expense declined to $1.2 million for the three months ended June 30, 2008 compared to $2.2 million for the three months ended June 30, 2007 primarily due to a reduction in the weighted average outstanding borrowings and lower interest rates.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Natural gas and oil sales increased $15.7 million to $34.8 million during the six months ended June 30, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Six Months Ended June 30,				Percentage Increase
	2008		2007		(Decrease)
Net Natural Gas Production:
Appalachian gas (MMcf)	1,770		2,100		(16)%
Permian gas (MMcf)	151	(a)	—		N/A
Total natural gas production (MMcf)	1,921		2,100		(9)%
Average Appalachian daily gas production (Mcf/day)	9,724		11,602		(16)%
Average Permian daily gas production (Mcf/day)	1,000	(a)	—		N/A

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including hedges	$10.41	(b)	$8.39	(b)	24%
Net realized gas price, excluding hedges	$11.62		$8.84		31%

Net Oil Production:
Appalachian oil (Bbls)	21,421		8,513		151%
Permian oil (Bbls)	102,539	(a)	—		N/A
Total oil (Bbls)	123,960		8,513		1,356%
Average Appalachian daily oil production (Bbls/day)	118		47		151%
Average Permian daily oil production (Bbls/day)	679	(a)	—		N/A

Average Oil Sales Price per Bbls:
Net realized oil price, including hedges	$84.61		$60.46		40%
Net realized oil price, excluding hedges	$101.06		$60.46		67%

(a)	The Permian acquisition closed on January 31, 2008 and as such only five months of operations are included in the six month period ended June 30, 2008.

(b)	Excludes amortization of premiums paid and non-cash settlement on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008 and an increase in commodity prices. Five months of production from the Permian Basin contributed $12.3 million of natural gas and oil sales for the six month period ended June 30, 2008. In Appalachia, a decline in natural gas production was partially offset by an increase in oil production for a net production decline of 12% on an Mcfe basis. However, the negative impact of the production decline was offset by a 31% increase in the average realized natural gas sales price received (excluding hedges) and a 67% increase in the average realized oil price (excluding hedges).

Hedging Activities

During the six months ended June 30, 2008, we had hedges in place for approximately 96% of our total production, which resulted in reported revenues that were $6.9 million lower than we would have achieved at unhedged prices. During the six months ended June 30, 2007, we hedged approximately 77% of our total production, which resulted in revenues that were $1.7 million lower than we would have achieved at unhedged prices. In January 2007, we also terminated existing natural gas swaps at a cost of approximately $2.8 million which resulted in an additional loss on derivative contracts of approximately $0.8 million.

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $1.8 million to $4.3 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 of which $1.5 million related to the Permian Basin acquisition. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income taxes increased by $1.5 million for the six months ended June 30, 2008 as compared to the same period in 2007 of which $0.9 million related to the Permian Basin acquisition.

Depreciation, depletion and amortization increased to approximately $6.1 million for the six months ended June 30, 2008 from approximately $4.3 million for the six months ended June 30, 2007 due primarily to the additional depletion recorded on the oil and gas properties acquired in the Permian Basin acquisition.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the six months ended June 30, 2008 increased $2.1 million as compared to the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 these expenses included a $1.9 million and $0.6 million non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management, the grant of common units to board members and the grant of phantom units to management during 2007 and 2008. Excluding the impact of the non-cash compensation, selling, general and administrative expenses were $1.4 million for the six months ended June 30, 2008 representing a $0.8 million increase from the same period in 2007 principally due to costs associated with additional employees.

Interest expense declined to $2.4 million for the six months ended June 30, 2008 compared to $4.4 million for the six months ended June 30, 2007 primarily due to a reduction in the weighted average outstanding borrowings and lower interest rates. All of our Predecessor’s outstanding debt was repaid with borrowings under our reserve-based credit facility in January 2007, including an early prepayment penalty of $2.5 million.

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

As of June 30, 2008, the Company’s critical accounting policies are consistent with those discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the June 30, 2008 balance sheet, SFAS 160 would have no impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are evaluating the impact of SFAS 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have any effect on the Company’s consolidated financial position, results of operations, or cash flows.

Liquidity and Capital Resources

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and, with our recent IPO, the public equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of natural gas and oil properties; however, as a result of our IPO, we expect to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves. We expect to fund our maintenance capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our reserve-based credit facility and publicly offered equity, depending on market conditions. As of August 12, 2008, we have $18.5 million available to be borrowed under our reserve-based credit facility. However, the borrowing base must be redetermined after giving effect to the natural gas and oil properties acquired in July 2008 in South Texas and the amount of availability is expected to increase as a result. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

Cash Flow from Operations

Net cash provided by operating activities for the six months ended June 30, 2008 was $17.5 million, compared to cash used in operating activities of $2.8 million for the six months ended June 30, 2007. The increase in cash provided by operating activities during the six months ended June 30, 2008 was substantially due to increased income and a decrease in cash used in price risk management activities. The cash used in operating activities in the first six months of 2007 included the termination of existing natural gas swaps at a cost of approximately $2.8 million, cash paid on early extinguishment of debt of approximately $2.5 million and the payment of $6.5 million for put option derivative contracts.

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

Cash Flow from Investing Activities

Cash used in investing activities was approximately $73.1 million for the six months ended June 30, 2008, compared to $6.6 million for the six months ended June 30, 2007. The increase in cash used in investing activities was primarily attributable to $66.4 million used for the acquisition of natural gas and oil properties in the Permian Basin. In addition, the total for the six months ended June 30, 2008 includes $6.7 million for the drilling and development of natural gas and oil properties as compared to $6.1 million for the six months ended June 30, 2007.

 Cash Flow from Financing Activities

Cash provided by financing activities was approximately $56.4 million for the six months ended June 30, 2008, compared to $12.2 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, total proceeds from borrowings under our reserve-based credit facility were $74.4 million which were principally used to fund the Permian Basin acquisition. During the six months ended June 30, 2007, total proceeds from borrowings under our reserve-based credit facility were $114.6 million, which was principally used to pay off our Predecessor’s outstanding borrowings. Additionally, during the six months ended June 30, 2007, we completed a private equity offering for $41.2 million and used the net proceeds of this private equity offering to make a distribution to Majeed S. Nami, VNR’s largest unitholder.

Reserve-Based Credit Facility

On January 3, 2007, our operating company, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. Our reserve-based credit facility was amended and restated in February 2008 to extend the maturity date from January 2011 to March 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders. The increase in the borrowing base was principally the result of inclusion of the reserves related to the Permian Basin acquisition in January 2008. As a result, as of June 30, 2008, we had $102.5 million outstanding under our reserve-based credit facility and as of August 12, 2008, we have $18.5 million available to be borrowed. However, the borrowing base must be redetermined after giving effect to the natural gas and oil properties acquired in July 2008 in South Texas and the amount of availability is expected to increase as a result. Borrowings under the reserve-based credit facility are available for development, exploitation and acquisition of natural gas and oil properties, working capital and general limited liability company purposes. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

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

Off-Balance Sheet Arrangements

At June 30, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2008, there were no loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of June 30, 2008 is provided in the following table:
	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	After 2012	Total
Management compensation	$300	$600	$100	$—	$—	$—	$1,000
Long-term debt	—	—	—	102,500	—	—	102,500
Operating leases	20	41	10	—	—	—	71
Total	$320	$641	$110	$102,500	$—	$—	$103,571

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Amortization of premiums paid and non-cash settlement on derivative contracts;

•	Change in fair value of derivative contracts;

•	Unit-based compensation expense; and

•	Realized (gain) loss on cancelled derivatives.

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

For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, Adjusted EBITDA increased 49%, from $8.0 million to $11.9 million. For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, Adjusted EBITDA increased 50%, from $14.9 million to $22.4 million. The following table presents a reconciliation of consolidated net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$5,164,168	$2,239,906	$9,440,188	$614,157
Plus:
Interest expense	1,244,450	2,196,691	2,374,110	4,419,814
Loss on extinguishment of debt	—	—	—	2,501,528
Depreciation, depletion and amortization	3,330,024	2,291,426	6,154,002	4,320,289
Bad debt expense	—	—	—	1,007,458
Amortization of premiums paid and non-cash settlement on derivative contracts	1,230,584	733,504	2,531,193	733,504
Non-cash compensation expense	981,002	563,143	1,896,347	563,143
Realized loss on cancelled derivatives	—	—	—	776,633
Less:
Interest income	4,394	14,679	12,008	27,646
Adjusted EBITDA	$11,945,834	$8,009,991	$22,383,832	$14,908,880

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the Columbia Gas Appalachian Index (“TECO Index”) for natural gas production and the West Texas Intermediate Light Sweet for oil production. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control.

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

At June 30, 2008, the fair value of hedges that settle during the next twelve months was a liability of approximately $27.1 million, which we will owe our counterparties.

The following table summarizes derivatives in place applicable to periods subsequent to June 30, 2008.

	July 1, - September 30, 2008	October 1, - December 31, 2008	Year 2009	Year 2010	Year 2011	Year 2012
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMBtu)	738,608	713,831	2,657,046	2,387,640	2,196,012	—
Fixed Price ($/MMBtu)	$9.00	$9.00	$8.85	$8.76	$7.15	$-—
Puts:
Hedged Volume (MMBtu)	314,391	246,920	840,139	—	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$—	$—	$—
Collars:
Hedged Volume (MMBtu)	300,000	300,000	1,000,000	730,000	—	—
Floor Price ($/MMBtu)	$9.00	$9.00	$7.50	$8.00	$—	$—
Ceiling Price ($/MMBtu)	$9.00	$9.25	$9.00	$9.30	$—	$—
Total:
Hedged Volume (MMBtu)	1,352,999	1,260,751	4,497,185	3,117,640	2,196,012	—

Oil Positions:
Fixed Price Swaps:
Hedged Volume (Bbls)	49,500	48,000	181,500	164,250	151,250	144,000
Fixed Price ($/Bbl)	$90.30	$90.30	$87.23	$85.65	$85.50	$80.00

Interest Rate Risks

At June 30, 2008, we had debt outstanding of $102.5 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest hedges discussed below. In December 2007 and during the first quarter of 2008, we entered into interest rate swaps, which require payment to or from the counterparty based upon the differential between two rates for a predetermined contractual amount. This hedging activity converts a floating interest rate to a fixed interest rate and is intended to manage our exposure to interest rate fluctuations.

The following summarizes information concerning our positions in open interest rate swaps applicable to periods subsequent to
June 30, 2008.

	Principal Balance	Fixed Libor Rates
Period:
July 1, 2008 to December 10, 2010	$20,000,000	3.88%
July 1, 2008 to January 31, 2011	$30,000,000	3.00%
July 1, 2008 to March 31, 2011	$10,000,000	2.66%

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2008, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control over Financial Reporting

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 During the six months ended June 30, 2008, one of our wholly-owned subsidiaries purchased 20,300 of our common units on the open market at the then prevailing market price. 15,000 of these units were subsequently granted to three of our independent directors, with Loren Singletary, John R. McGoldrick and Bruce W. McCullough each receiving 5,000 units. The grants were made by our Board of Directors upon the appointment of these independent directors on February 28, 2008. The following table summarizes the unit purchases that occurred during the six months ended June 30, 2008:

Period	Number of common units repurchased	Average price paid per common unit
January 1, 2008 to January 31, 2008	5,000	$14.50
February 1, 2008 to February 29, 2008	10,000	$16.28
March 1, 2008 to March 31, 2008	300	$14.70
April 1, 2008 to April 30, 2008	—	N/A
May 1, 2008 to May 31, 2008	—	N/A
June 1, 2008 to June 30, 2008	5,000	$16.97
Total common units purchased	20,300	$15.99

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of unitholders of Vanguard Natural Resources, LLC was held on June 10, 2008 in Houston, Texas. At the annual meeting, holders of 11,215,000 units were entitled to vote on the specified unitholder matters, of which 10,145,022 units were present and voting, or 90% of the outstanding units, which constituted a quorum.

Proposals submitted to a vote of the unitholders were:

(1) The election of seven directors of Vanguard Natural Resources, LLC for a one-year term expiring at the 2009 annual meeting of unitholders and until their respective successors are elected and qualified.

	Number of Voting Units
Director’s Name	For	Withheld
Scott W. Smith	10,143,118	1,904
W. Richard Anderson	10,143,118	1,904
Loren Singletary	10,143,118	1,904
Bruce W. McCullough	10,143,118	1,904
John R. McGoldrick	10,143,118	1,904
Lasse Wagene	10,143,118	1,904
Thomas Blake	10,143,118	1,904

(2) The ratification of UHY LLP as our independent registered public accountants for the fiscal year ended December 31, 2008.

For	Against	Abstained
10,142,822	1,700	500

Item 5.  Other Information

Indemnification Agreements

On August 7, 2008 Vanguard Natural Resources, LLC entered into Indemnification Agreements (each, an “Indemnification Agreement”) with each independent director of Vanguard Natural Resources, LLC (each, an “Indemnitee”). Each Indemnification Agreement provides that Vanguard Natural Resources, LLC will indemnify and hold harmless each Indemnitee against Expenses (as defined in the Indemnification Agreement) to the fullest extent permitted or authorized by law, including the Delaware Limited Liability Company Act in effect on the date of the agreement or as such laws may be amended to provide more advantageous rights to the Indemnitee.

The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the full text of the Form of Indemnification Agreement, which is attached as Exhibit 10.32 to this Form 10-Q and incorporated herein by reference.

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
Form S-1/A, filed September 18, 2007 (File No. 333-142363)

10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)

10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)

10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)

10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)

10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)

10.31	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)

10.32	Form of Indemnity Agreement dated August 7, 2008	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: August 13, 2008
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
Form S-1/A, filed September 18, 2007 (File No. 333-142363)

10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)

10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)

10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)

10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)

10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)

10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)

10.31	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)

10.32	Form of Indemnity Agreement dated August 7, 2008	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith