Form 10-Q
period 2008-09-30
Vanguard Natural Resources, LLC
filed 2008-11-14
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33756

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

Common units outstanding on November 10, 2008: 12,145,873.

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

References in this report to (1) “us,” “we,” “our,” “the Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC, Trust Energy Company, LLC (“TEC”), VNR Holdings, Inc. (“VNRH”), Ariana Energy, LLC (“Ariana Energy”) and Vanguard Permian, LLC (“Vanguard Permian”) and (2) “Vanguard Predecessor,” “Predecessor,” “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Natural gas and oil sales	$20,838,797	$7,641,064	$55,692,781	$26,709,417
Realized gain (loss) on commodity cash flow hedges	—	940,566	—	(725,286)
Total revenues	20,838,797	8,581,630	55,692,781	25,984,131

Costs and expenses:
Lease operating expenses	3,483,968	1,347,565	7,799,721	3,807,985
Depreciation, depletion, amortization and accretion	4,187,241	2,267,050	10,341,243	6,587,339
Selling, general and administrative expenses	1,561,031	1,084,995	4,843,497	2,300,484
Bad debt expense	—	—	—	1,007,458
Taxes other than income taxes	1,263,223	326,175	3,658,301	1,217,167
Total costs and expenses	10,495,463	5,025,785	26,642,762	14,920,433

Income from operations	10,343,334	3,555,845	29,050,019	11,063,698

Other income and (expense):
Interest income	4,265	19,793	16,272	47,439
Interest expense	(1,488,745)	(2,524,427)	(3,862,855)	(6,944,241)
Realized gain (loss) on commodity derivative contracts	(2,943,833)	—	(9,792,946)	—
Unrealized gain (loss) on commodity derivative contracts	66,353,176	—	(6,042,967)	—
Realized loss on interest rate derivative contracts	(39,058)	—	(90,364)	—
Unrealized loss on interest rate derivative contracts	(419,769)	—	(419,769)	—
Loss on extinguishment of debt	—	—	—	(2,501,528)
Total other expense, net	61,466,036	(2,504,634)	(20,192,629)	(9,398,330)

Net income	$71,809,370	$1,051,211	$8,857,390	$1,665,368

Net income per unit:
Common & Class B units – basic	$5.90	$0.18	$0.77	$0.29

Common & Class B units – diluted	$5.90	$0.18	$0.77	$0.29

Weighted average units outstanding:
Common units – basic & diluted	11,749,421	5,540,000	11,115,463	5,540,000
Class B units – basic & diluted	420,000	393,098	420,000	231,410

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$340,850	$3,109,563
Trade accounts receivable, net	11,103,113	4,372,731
Derivative assets	3,723,104	4,017,085
Other current assets	940,824	453,198
Total current assets	16,107,891	11,952,577

Property and equipment, net of accumulated depreciation	195,682	166,455

Natural gas and oil properties, at cost	278,974,900	135,435,240
Accumulated depletion	(38,746,260)	(28,451,891)
Natural gas and oil properties, net – full cost method	240,228,640	106,983,349

Other assets
Derivative assets	486,311	1,329,511
Deferred financing costs	897,521	941,833
Non-current deposits	45,963	8,285,883
Other assets	1,909,537	1,519,577
Total assets	$259,871,545	$131,179,185

Liabilities and members’ equity

Current liabilities
Accounts payable – trade	$184,726	$1,056,627
Accounts payable – natural gas and oil	1,801,613	257,073
Payables to affiliates	5,066,485	3,838,328
Accrued expenses	2,503,386	203,159
Total current liabilities	9,556,210	5,355,187

Long-term debt	134,500,000	37,400,000
Derivative liabilities	10,108,110	5,903,384
Asset retirement obligations	2,404,429	189,711
Total liabilities	156,568,749	48,848,282

Commitments and contingencies

Members’ equity
Members’ capital, 12,145,873 common units issued and outstanding at September 30, 2008 and 10,795,000 December 31, 2007	107,163,017	90,257,856
Class B units, 420,000 issued and outstanding at September 30, 2008 and December 31, 2007	4,016,122	2,131,995
Accumulated other comprehensive loss	(7,876,343)	(10,058,948)
Total members’ equity	103,302,796	82,330,903
Total liabilities and members’ equity	$259,871,545	$131,179,185

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$8,857,390	$1,665,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	10,341,243	6,587,339
Amortization of deferred financing costs	263,691	217,739
Bad debt expense	—	1,007,458
Unit-based compensation	2,708,381	1,314,778
Amortization of premiums paid and non-cash settlements on derivative contracts	3,981,775	—
Unrealized losses on commodity and interest rate derivative contracts	6,462,736	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,730,382)	(811,658)
Payables to affiliates	661,767	(1,303,192)
Other current assets	(434,416)	(187,373)
Price risk management activities, net	(452,426)	(5,928,677)
Accounts payable	672,639	1,561,210
Accrued expenses	2,300,227	(1,482,634)
Net cash provided by operating activities	28,632,625	2,640,358

Investing activities
Additions to property and equipment	(69,603)	(45,760)
Additions to natural gas and oil properties	(13,359,807)	(9,426,483)
Acquisitions of natural gas and oil properties	(99,814,585)	—
Deposits and prepayments of natural gas and oil properties	(901,481)	(1,225,273)
Net cash used in investing activities	(114,145,476)	(10,697,516)

Financing activities
Proceeds from borrowings	112,900,000	114,600,000
Repayment of debt	(15,800,000)	(101,867,500)
Contributions from members	—	41,221,000
Distributions to members	(13,846,053)	(41,220,000)
Financing costs	(219,379)	(1,202,966)
Offering costs	(54,191)	(2,021,898)
Purchase of units for issuance as unit-based compensation	(236,239)	—
Net cash provided by financing activities	82,744,138	9,508,636

Net (decrease) increase in cash and cash equivalents	(2,768,713)	1,451,478

Cash and cash equivalents, beginning of period	3,109,563	1,730,956

Cash and cash equivalents, end of period	$340,850	$3,182,434

Supplemental cash flow information:
Cash paid for interest	$3,341,880	$7,055,565
Non-cash financing and investing activities:
Asset retirement obligations	$2,155,010	$157,514
Assumption of natural gas and oil swaps	$2,467,573	$—
Deferred swap liability	$—	$7,322,685
Initial contribution of assets	$—	$3,289,055
Issuance of common units for acquisition of natural gas and oil properties	$21,360,000	$—
Transfer of deposit for acquisition of natural gas and oil properties	$7,830,000	$—

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$71,809,370	$1,051,211	$8,857,390	$1,665,368

Net gains (losses) from derivative contracts:
Unrealized mark-to-market gains (losses) arising during the period	—	4,584,832	(2,747,150)	(6,381,176)
Reclassification adjustments for settlements	(6,766)	(944,481)	564,545	(436,738)
Other comprehensive income (loss)	(6,766)	3,640,351	(2,182,605)	(6,817,914)

Comprehensive income (loss)	$71,802,604	$4,691,562	$6,674,785	$(5,152,546)

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

Vanguard Natural Resources, LLC is a publicly-traded limited liability company focused on the acquisition and development of mature, long-lived natural gas and oil properties in the United States. Through our operating subsidiaries, we own properties in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee, in the Permian Basin, primarily in west Texas and southeastern New Mexico, and in South Texas.

References in this report to (1) “us,” “we,” “our,” “the Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC, Trust Energy Company, LLC (“TEC”), VNR Holdings, Inc. (“VNRH”), Ariana Energy, LLC (“Ariana Energy”) and Vanguard Permian, LLC (“Vanguard Permian”) and (2) “Vanguard Predecessor,” “Predecessor,” “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

We were formed in October 2006 but effective January 5, 2007, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC) was separated into our operating subsidiary and Vinland Energy Eastern, LLC ("Vinland"). As part of the separation, we retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres and a contract right to receive approximately 99% of the net proceeds from the sale of production from certain producing gas and oil wells. In the separation, Vinland was conveyed the remaining 60% of our Predecessor’s working interest in the known producing horizons in this acreage, 100% of our Predecessor’s working interest in depths above and 100 feet below our known producing horizons, all of our gathering and compression assets, and all employees other than our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. Vinland acts as the operator of our existing wells in Appalachia and all of the wells that we drill in Appalachia. We refer to these events as the "Restructuring."

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

1.	Summary of Significant Accounting Policies

The accompanying financial statements, other than the consolidated balance sheet data as of December 31, 2007, are unaudited and were prepared from the Company’s records. We derived the consolidated balance sheet as of December 31, 2007, from the audited financial statements filed in our 2007 Annual Report on Form 10-K/A. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K/A, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which, except for the restatement discussed in note (b) below, are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income, members’ equity, or net cash flows.

As of September 30, 2008, the Company’s significant accounting policies are consistent with those discussed in Note 1 of the Company’s consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K/A with the exception noted in (b) below.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three months and nine months ended September 30, 2008 and 2007 include the accounts of VNR and its wholly owned subsidiaries. The Company presents its financial statements in accordance with GAAP. All intercompany transactions and balances have been eliminated upon consolidation.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b)	Financial Statement Restatement:

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas which made them ineffective.

Under SFAS No. 133, the fair value of hedge contracts is recognized in the Consolidated Balance Sheets as an asset or liability, and the amounts received or paid under the hedge contracts are reflected in earnings during the period in which the underlying production occurs. If the hedge contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income”, and changes in the fair value do not affect net income in the period. If the hedge contract does not qualify for hedge accounting treatment, the change in the fair value of the hedge contract is reflected in earnings during the period as unrealized gain or loss on commodity derivatives. Under the cash flow hedge accounting treatment used by the Company previously, the fair values of the hedge contracts were recognized in the consolidated balance sheets with the resulting unrealized gain or loss recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings. As a result of the determination that the documentation failed to meet cash flow hedge accounting treatment, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of earnings in 2008. In addition, the net derivative loss at December 31, 2007 related to the de-designated natural gas derivative contracts entered into in 2007 will continue to be reported in accumulated other comprehensive income until the month in which the transactions settle.

The Company will restate its consolidated unaudited quarterly financial statements for March 31, 2008 and June 30, 2008 and expects to file amended Quarterly Reports on Form 10-Q/A as soon as practicable. The effect of the restatement has been reflected in the operating results for the nine months ended September 30, 2008 and is to recognize a non-cash mark to market unrealized loss on commodity derivatives of $20.2 million in the first quarter of 2008 and a non-cash mark to market unrealized loss on commodity derivatives of $52.2 in the second quarter of 2008. The restatement does not impact the economics of the hedge transactions nor does it affect the Company’s cash flow, liquidity, total assets, total liabilities, or members’ equity in any historical or future period. The restatement did not have any impact on any of the Company’s financial covenants under its reserve-based credit facility.

(c)	Recently Adopted Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and non-financial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company prospectively adopted the standard for those assets and liabilities as of January 1, 2008. See Note 6. Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008, the Company adopted SFAS 159. Because the Company did not elect to apply the provisions of SFAS 159 to any eligible financial instrument, the adoption did not affect the consolidated financial statements.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)	New Pronouncements Issued But Not Yet Adopted:

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

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the September 30, 2008 balance sheet, SFAS 160 would have no impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161on our consolidated financial statements.

(e)	Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas and oil reserves and related cash flow estimates used in impairment tests of natural gas and oil properties, the fair value of derivative contracts and asset retirement obligations, accrued natural gas and oil revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization and accretion. Actual results could differ from those estimates.

2.	Acquisitions

On December 21, 2007, we entered into a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of west Texas and southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The post closing adjustments reduced the final purchase price to $71.5 million and included a purchase price adjustment of $6.8 million for the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the final settlement date. The purchase price included a payment of $7.8 million paid by us to the seller in December 2007 and this amount is reported in non-current deposits in our consolidated balance sheet at December 31, 2007. As part of this acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. The fair value of these fixed-price oil swaps was a liability of $1,128,114 at January 31, 2008. This acquisition was funded with borrowings under our existing reserve-based credit facility. At this time, we do not have the information available to provide pro-forma results of operations for the three months ended and nine months ended September 30, 2007. In lieu of the pro-forma information, the table below reflects the audited statement of combined revenues and direct operating expenses of the oil and gas properties purchased from Apache for the year ended December 31, 2007.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2007
(In thousands)
Revenues	$18,205
Direct operating expenses	(6,624)
Excess of revenues over direct operating expenses	$11,581

On July 18, 2008, we entered into a Purchase and Sale Agreement with Segundo Navarro Drilling, Ltd., a wholly owned subsidiary of the Lewis Energy Group, for the acquisition of certain natural gas and oil properties located in the Dos Hermanos Field in Webb County, Texas. The purchase price for said assets was $53.4 million with an effective date of June 1, 2008. We completed this acquisition on July 28, 2008 for an adjusted purchase price of $51.4 million, subject to customary post-closing adjustments to be determined. This acquisition was funded with $30.0 million of borrowings under our reserve-based credit facility and through the issuance of 1,350,873 common units of the Company valued at $21.4 million. Upon closing this transaction, we assumed natural gas swaps and collars based on Houston Ship Channel pricing for approximately 85% of the estimated gas production from existing producing wells for the period beginning July 2008 through December 2011 which had a fair value of $3.6 million on July 28, 2008. At this time, we do not have the information available to provide pro-forma results of operations for the three months ended and nine months ended September 30, 2007. In lieu of the pro-forma information, the table below reflects the audited statement of combined revenues and direct operating expenses of the oil and gas properties purchased from Segundo Navarro Drilling, Ltd. for the year ended December 31, 2007.

December 31, 2007
(In thousands)
Revenues	$8,730
Direct operating expenses	(2,782)
Excess of revenues over direct operating expenses	$5,948

3.	Accounts Receivable and Allowance for Doubtful Accounts

We established an approximate $1 million provision for a loss on the entire amount due from a customer which filed for protection under Chapter 11 of the Bankruptcy Code in May 2007. The account receivable was due from oil sales through December 2006 at which time we ceased selling oil to the customer. As the amount of any potential recovery is uncertain, we elected to reserve the entire balance and it is reflected as bad debt expense on our consolidated statement of operations for the nine months ended September 30, 2007. We began selling the oil production we formerly sold to this customer to a new customer beginning in March 2007.

4.	Credit Facilities and Long-Term Debt

Our credit facility and long-term debt consisted of the following:

			Amount Outstanding
Description	Interest Rate	Maturity Date	September 30, 2008	December 31, 2007
$400 million senior secured revolver facility	Variable	March 31, 2011	134,500,000	37,400,000
Total			$134,500,000	$37,400,000

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$400 Million Senior Secured Revolver Facility

In January 2007, the Company entered into a four-year $200 million revolving credit facility (“reserve-based credit facility”) with Citibank, N.A. and BNP Paribas. All of our Predecessor’s outstanding debt was repaid with borrowings under this reserve-based credit facility, including an early prepayment penalty of $2.5 million. The available credit line (“Borrowing Base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. The initial Borrowing Base was set at $115.5 million and is secured by a first lien security interest in all of the Company’s natural gas and oil properties. However, the borrowing base was subject to $1 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to the semi-annual borrowing base redetermination. We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the reserve-based credit facility. In February 2008, our reserve-based credit facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders, Wachovia Bank, N.A. and The Bank of Nova Scotia. Additional borrowings were made in January 2008 pursuant to the acquisition of natural gas and oil properties in the Permian Basin and in July 2008 an additional $30.0 million was borrowed to fund a portion of the cash consideration paid in the South Texas acquisition. As a result, indebtedness under the reserve-based credit facility totaled $134.5 million at September 30, 2008 and our borrowing base at September 30, 2008 was $150.0 million. In October 2008, our reserved-based credit facility was amended and restated. See Note 11. Subsequent Event for further discussion.

Interest rates under the reserve-based credit facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Prior to the amendment of the reserve-based credit facility in October 2008, as discussed in Note 11. Subsequent Event, at September 30, 2008 the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing base utilization percentage	<25%	>25%<50%	>50%<75%	>75%
Eurodollar loans	1.000%	1.250%	1.500%	1.750%
ABR loans	0.000%	0.250%	0.500%	0.750%
Commitment fee rate	0.250%	0.300%	0.375%	0.375%
Letter of credit fee	1.000%	1.250%	1.500%	1.750%

The Credit Agreement contains a number of customary covenants that require the Company to maintain certain financial ratios, limit the Company’s ability to incur additional debt, sell assets, create liens, or make certain distributions. At September 30, 2008, we were in compliance with our debt covenants.

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

We have entered into derivative contracts with counterparties that are lenders under our reserve-based credit facility, Citibank N.A., BNP Paribas, The Bank of Nova Scotia and Wachovia Bank, N.A., to hedge price risk associated with a portion of our natural gas and oil production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Under fixed-priced commodity swap agreements, the Company receives a fixed price on a notional quantity in exchange for paying a variable price based on a market index, such as the Columbia Gas Appalachian Index (‘TECO Index”), Henry Hub or Houston Ship Channel for natural gas production and the West Texas Intermediate Light Sweet for oil production. Under put option agreements, we pay the counterparty the fair value at the purchase date. At settlement date we receive the excess, if any, of the fixed floor over floating rate. Under collar contracts, we pay the counterparty if the market price is above the ceiling price and the counterparty pays us if the market price is below the floor price on a notional quantity. The collars and put options for natural gas are settled based on the NYMEX price for natural gas at Henry Hub or Houston Ship Channel.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under SFAS No. 133, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. We net derivative assets and liabilities for counterparties where we have a legal right of offset. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheets to the extent the hedge is effective. Gains and losses on cash flow hedges included in accumulated other comprehensive income (loss) are reclassified to realized gains (losses) on derivative contracts in the period that the related production is delivered. The unrealized gains (losses) on derivative contracts that do not qualify for hedge accounting treatment are recorded as current income or expense in the Consolidated Statements of Operations.

On January 3, 2007, our Predecessor’s natural gas price swaps were terminated, which resulted in the Company incurring swap termination fees of $2.8 million and an additional loss on derivative contracts of approximately $0.8 million included in our consolidated statement of operations for the nine months ended September 30, 2007. New natural gas derivative contracts were put in place in conjunction with entering into the reserve-based credit facility as described in Note 4. Credit Facility and Long-Term Debt. The Company paid $6.5 million for the put option contracts and payments for the put option contracts and the swap termination fee were funded with borrowings under the reserve-based credit facility. At our election, also in January 2007, we entered into a NYMEX natural gas collar contract. In May 2007, we reset our 2007, 2008 and 2009 natural gas swaps at higher prices and incurred a $7.3 million deferred swap payment obligation with the derivative counterparty which accrued interest daily at 7.36% and was payable at the earlier of five days after the closing of an equity issuance or November 1, 2007. The deferred swap obligation was paid in October 2007 using proceeds from our IPO.

In February 2008, as part of the Permian Basin acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil production through 2011 at a weighted average price of $87.29. Also, in February 2008, we sold calls (or set a ceiling price) which effectively collared 2,000,000 MMBtu of gas production in 2008 through 2009 which was previously only subject to a put (or price floor), we reset the price on 2,387,640 MMBtu of natural gas swaps settling in 2010 from $7.53 to $8.76 per MMBtu and we entered into a 2012 fixed-price oil swap at $80.00 for 87% of our estimated proved developed production. In April 2008, we reset the price on 800,000 MMBtu of natural gas puts settling from May 1, 2008 to December 31, 2008 from $7.50 to $9.00 per MMBtu at a cost to the Company of $0.3 million which was funded with cash on hand. In July 2008, in connection with the South Texas acquisition, we assumed natural gas swaps and collars based on Houston Ship Channel pricing for approximately 85% of the estimated gas production from existing producing wells for the period beginning July 2008 through December 2011.

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. As a result, the Company now recognizes changes in its derivatives fair value in current earnings under unrealized gains (losses) on commodity derivative contracts.

At September 30, 2008, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Swap Agreements

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	WTI Price
2008	713,831	$9.00	48,000	$90.30
2009	3,623,946	$9.42	181,500	$87.23
2010	3,236,040	$9.10	164,250	$85.65
2011	2,962,312	$7.82	151,250	$85.50
2012	—	$—	144,000	$80.00

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Put Option Contracts

Contract Period	Volume in MMBtu	Purchased NYMEX Price Floor
2008	246,920	$7.50
2009	840,139	$7.50

Collars

	Gas			Oil
	MMBtu	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
October 2008 – December 2008	566,800	$10.13	$10.94	9,200	$100.00	$127.00
January 2009 – December 2009	1,000,000	$7.50	$9.00	36,500	$100.00	$127.00
January 2010 – December 2010	730,000	$8.00	$9.30	—	$—	$—

Interest Rate Swaps

We enter into interest rate swap agreements, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate exposures to fixed interest rates.

From December 2007 through March 2008, we entered into interest rate swap agreements which effectively fixed the LIBOR rate at 2.66 % to 3.88% on $60.0 million of borrowings. In August 2008, we entered into two interest rate basis swaps which changed the reset option from three month LIBOR to one month LIBOR on the total $60.0 million of outstanding interest rate swaps. By doing so, the company reduced its borrowing cost by 14 basis points below the 3.88% reflected below on $20.0 million of borrowings for a one year period starting September 10, 2008 and 12 basis points on the 3.00% and 2.66% reflected below on $40.0 million of borrowings for a one year period starting October 31, 2008. As a result of these two basis swaps, the company chose to de-designate the interest rate swaps as cash flow hedges as the terms of the new contracts no longer matched the terms of the original contracts, thus causing the interest rate hedges to be ineffective. Beginning in the third quarter of 2008, the Company will record changes in the fair value of its interest rate derivatives in current earnings under unrealized gains (losses) on interest rate derivative contracts. The net unrealized gain at June 30, 2008 related to the de-designated cash flow hedges will continue to be reported in accumulated other comprehensive income and later reclassified to earnings in the month in which the transactions settle.

At September 30, 2008, the Company had open interest rate derivative contracts as follows:

	Notional	Fixed Libor
	Amount	Rates
Period:
October 1, 2008 to December 10, 2010	$20,000,000	3.88%
October 1, 2008 to January 31, 2011	$30,000,000	3.00%
October 1, 2008 to March 31, 2011	$10,000,000	2.66%
October 10, 2008 to September 10, 2009 (Basis Swap)	$20,000,000	LIBOR 1M vs. LIBOR 3M
October 31, 2008 to October 31, 2009 (Basis Swap)	$40,000,000	LIBOR 1M vs. LIBOR 3M

6.	Fair Value Measurements

As discussed in Note 1. Summary of Significant Accounting Policies (c), we prospectively adopted SFAS 157 for financial assets and financial liabilities. SFAS 157 does not expand the use of fair value measurements, but rather, provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of SFAS 157. Primarily, SFAS 157 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, and to long-lived assets carried at fair value subsequent to an impairment write-down. It does not apply to oil and natural gas properties accounted for under the full cost method, which are subject to impairment based on SEC rules. SFAS 157 applies to assets and liabilities carried at fair value on the consolidated balance sheet, as well as to supplemental fair value information about financial instruments not carried at fair value.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain provisions of SFAS 157 have been deferred by the FASB. Accordingly, the Company has not applied the provisions of SFAS 157 to those non-financial assets and liabilities which are measured at fair value on a non-recurring basis. This includes asset retirement obligations, and any assets other than oil and natural gas properties, for which an impairment write-down is recorded during the period. There have been no such asset impairments in the current period.

The Company has applied the provisions of SFAS 157 to assets and liabilities measured at fair value on a recurring basis. This includes oil and natural gas and interest rate derivatives contracts. SFAS 157 provides a definition of fair value and a framework for measuring fair value, as well as expanding disclosures regarding fair value measurements. The framework requires fair value measurement techniques to include all significant assumptions that would be made by willing participants in a market transaction. These assumptions include certain factors not consistently provided for previously by those companies utilizing fair value measurement; examples of such factors would include the company’s own credit standing (when valuing liabilities) and the buyer’s risk premium. In adopting SFAS 157, the Company determined that the impact of these additional assumptions on fair value measurements did not have a material effect on financial position or results of operations. The Company is still assessing the potential impact of implementation in 2009 of those portions of the guidance for which the effective date has been deferred by the FASB.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides a hierarchy of fair value measurements, based on the inputs to the fair value estimation process. It requires disclosure of fair values classified according to the “levels” described below. The hierarchy is based on the reliability of the inputs used in estimating fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The framework for fair value measurement assumes that transparent “observable” (Level 1) inputs generally provide the most reliable evidence of fair value and should be used to measure fair value whenever available. The classification of a fair value measurement is determined based on the lowest level (with Level 3 as lowest) of significant input to the fair value estimation process.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments (such as Money Market Funds and Treasury Bills).

Level 2
Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company utilizes the modified Black-Scholes option pricing model to estimate the fair value of natural gas and oil derivative contracts. Inputs to this model include observable inputs from the New York Mercantile Exchange (NYMEX) for commodity futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of natural gas and prices. For interest rate derivative contracts, we infer forward rates from the LIBOR based yield curve. The Company has classified the fair values of all its derivative contracts as Level 2.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$3,735,994	$—	$3,735,994
Interest rate derivative contracts	—	473,421	—	473,421
Total derivative instruments	$—	$4,209,415	$—	$4,209,415

Liabilities:
Commodity price derivative contracts	$—	$(9,978,747)	$—	$(9,978,747)
Interest rate derivative contracts	—	(129,363)	—	(129,363)
Total derivative instruments	$—	$(10,108,110)	$—	$(10,108,110)

7.	Asset Retirement Obligations

The asset retirement obligations as of September 30 reported on our consolidated balance sheets and the changes in the asset retirement obligations for the nine months ended September 30 were as follows:

	2008	2007

Asset retirement obligations at January 1,	$189,711	$—
Liabilities added during the current period	2,155,010	157,514
Accretion expense	59,708	9,094
Asset retirement obligation at September 30,	$2,404,429	$166,608

8.	Related Party Transactions

Pursuant to the Restructuring, in Appalachia, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Also, Vinland receives a $0.25 per Mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. Costs incurred under the MSA were $0.1 million for each of the three months ended September 30, 2008 and 2007 and $0.4 million for each of the nine months ended September 30, 2008 and 2007. Costs incurred under the GCA were $0.2 million for each of the three months ended September 30, 2008 and 2007 and $0.8 million and $0.9 million, respectively, for the nine months ended September 30, 2008 and 2007. A payable of $5.1 million and $3.8 million, respectively, is reflected on our September 30, 2008 and December 31, 2007 consolidated balance sheets in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia. In September 2008, the Company acquired certain natural gas and oil properties in Appalachia from Vinland for a total purchase price of $4.0 million. The consideration included $3.1 million in cash and $0.9 million reduction in amounts previously due to Vanguard.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Common Units and Net Income per Unit

Basic earnings per unit is computed in accordance with SFAS No. 128,“Earnings Per Share” (“SFAS 128”) by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.  At September 30, 2008, the Company had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE Arca under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 10.Unit-Based Compensation. The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit. The 175,000 options and phantom granted to officers under our long-term incentive plan had no dilutive effect; therefore, have been excluded from the computation of diluted earnings per unit.

In accordance with SFAS 128, dual presentation of basic and diluted earnings per unit has been presented in the consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007 for each class of units issued and outstanding at that date: common units and Class B units. Net income (loss) per unit is allocated to the common units and the Class B units on an equal basis.

10.	Unit-Based Compensation

In April 2007, the sole member at that time reserved 460,000 restricted Class B units in VNR for issuance to employees. Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May of 2007, which will vest after three years. The remaining 40,000 restricted Class B units are available to be awarded to new employees or members of our board of directors as they are retained. In October 2007 and February 2008, four board members were granted 5,000 common units each of which will vest after one year. Additionally, in October 2007, two officers were granted options to purchase an aggregate of 175,000 units under our long-term incentive plan with an exercise price equal to the initial public offering price of $19.00 which vested immediately upon being granted and had a fair value of $0.1 million on the date of grant.

Furthermore, on March 27, 2008, phantom units were granted to two officers in amounts equal to 1% of our units outstanding at January 1, 2008 and the amount paid will equal the appreciation in value of the units, if any, from the date of the grant until the determination date (December 31, 2008), plus cash distributions paid on the units, less an 8% hurdle rate. As of September 30, 2008, there has been no appreciation in the value of these units; therefore, no liability or expense has been recognized. These common units, Class B units, options and phantom units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of September 30, 2008 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value

Non-vested units at December 31, 2007	425,000	$18.14
Granted	15,000	16.79
Non-vested units at September 30, 2008	440,000	$18.10

At September 30, 2008, there was approximately $3.2 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.1 years. Our consolidated statement of operations reflects non-cash compensation of $0.8 million in the selling, general and administrative line item for each of the three months ended September 30, 2008 and 2007 and $2.7 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Subsequent Event

In October 2008, we amended and restated our reserve-based credit facility, which set our borrowing base under the facility at $175.0 million pursuant to our semi-annual redetermination and added a new lender, Compass Bank. In addition, the applicable margin on our Eurodollar (LIBOR) loans option was increased approximately half a percent from LIBOR plus 1.0% - 1.75% to LIBOR plus 1.5% - 2.125% and the utilization percentages in the grid were adjusted. The amended borrowing base utilization grid is as follows:

Borrowing Base Utilization Grid
Borrowing base utilization percentage	<33%	>33% <66%	>66% <85%	>85%
Eurodollar loans	1.500%	1.750%	2.000%	2.125%
ABR loans	0.000%	0.250%	0.500%	0.750%
Commitment fee rate	0.250%	0.300%	0.375%	0.375%
Letter of credit fee	1.000%	1.250%	1.500%	1.750%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in Item 1 of this Quarterly Report on Form 10-Q and information disclosed in our 2007 Annual Report on Form 10-K/A.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the 2007 Annual Report on Form 10-K/A and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the SEC, which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

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

Overview

We are a publicly-traded limited liability company focused on the acquisition and development of mature, long-lived natural gas and oil properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase our quarterly cash distributions through the acquisition of new natural gas and oil properties. Our properties are located in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee, the Permian Basin, primarily in west Texas and southeastern New Mexico, and in South Texas.

We owned working interests in 1,506 gross (1,022 net) productive wells at September 30, 2008 and our average net production for the twelve months ended December 31, 2007 and for the three months and nine months ended September 30, 2008 was 11,610 Mcfe per day, 16,932 Mcfe per day and 15,410 Mcfe per day, respectively. We also have an approximate 40% working interest in the known producing horizons in approximately 104,000 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Vinland Energy Operations, LLC (“Vinland”) acts as the operator of our existing wells in Appalachia and all of the wells that we will drill in this area. In addition, we have a 47.5% working interest in 4,705 gross acres in South Texas.

Financial Statement Restatement

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas which made them ineffective.

The Company will restate its consolidated unaudited quarterly financial statements for March 31, 2008 and June 30, 2008 and expects to file amended Quarterly Reports on Form 10-Q/A as soon as practicable. The effect of the restatement has been reflected in the operating results for the nine months ended September 30, 2008 and is to recognize a non-cash mark to market unrealized loss on commodity derivatives of $20.2 million in the first quarter of 2008 and a non-cash mark to market unrealized loss on commodity derivatives of $52.2 million in the second quarter of 2008. The restatement does not impact the economics of the hedge transactions nor does it affect the Company’s liquidity, adjusted EBITDA, distributable cash flow, total assets, total liabilities, members’ capital, or the amount of available cash to pay distributions in any historical or future period. The restatement did not have any impact on any of the Company’s financial covenants under its reserve-based credit facility.

Disruption to Functioning of Capital Markets

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to raise debt and equity at prices that are similar to offerings in recent years to be limited over the next three to six months and possibly longer should capital markets remain constrained.

In the weeks following the third quarter, our unit price declined to a closing low of $7.49 on October 10, 2008. Since that date our unit price recovered partially to a level of $8.43 on November 10, 2008. We intend to move forward with our development drilling program, although our capital spending may be reduced to moderate our capital raising requirements and in recognition of the low commodity price environment. In the near-term we will focus on maintaining sufficient liquidity to fund our growth programs, see “Liquidity and Capital Resources.” Maintaining adequate liquidity may involve the issuance of debt and equity at less attractive terms, could involve the sale of non-core assets, could require reductions in our capital spending, and could require a reduction in our distribution.

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

South Texas Acquisition

On July 18, 2008, we entered into a Purchase and Sale Agreement with Segundo Navarro Drilling, Ltd., a wholly owned subsidiary of the Lewis Energy Group, for the acquisition of certain natural gas and oil properties located in the Dos Hermanos Field in Webb County, Texas. The purchase price for said assets was $53.4 million with an effective date of June 1, 2008. We completed this acquisition on July 28, 2008 for an adjusted purchase price of $51.4 million, subject to customary post-closing adjustments to be determined. This acquisition was funded with $30.0 million of borrowings under our reserve-based credit facility and through the issuance of 1,350,873 common units of the Company. In this purchase, we acquired an average of a 98% working interest in 91 producing wells and an average 47.5% working interest in approximately 4,705 gross acres with 41 identified proved undeveloped locations. An affiliate of Lewis Energy Group operates all the properties and is contractually obligated to drill six wells in 2008 and seven wells each year from 2009 through 2011. Based on internal reserve estimates, we acquired 20 Bcfe of proved reserves, 98% of which is natural gas and 65% of which is proved developed producing. Upon closing this transaction, we assumed natural gas swaps and collars based on Houston Ship Channel pricing for approximately 85% of the estimated gas production from existing producing wells for the period beginning July 2008 through December 2011 which had a fair value of $3.6 million on July 28, 2008.

Our Relationship with Vinland

On April 18, 2007 but effective as of January 5, 2007, we entered into various agreements with Vinland, under which we rely on Vinland to operate our existing producing wells in Appalachia and coordinate our development drilling program in this area. We expect to benefit from the substantial development and operational expertise of Vinland management in the Appalachian Basin. Under a management services agreement, Vinland advises and consults with us regarding all aspects of our production and development operations in Appalachia and provides us with administrative support services as necessary for the operation of our business. In addition, Vinland may, but does not have any obligation to, provide us with acquisition services under the management services agreement. Under a gathering and compression agreement that we entered into with Vinland Energy Gathering, LLC (“VEG”), VEG gathers, compresses, delivers and provides the services necessary for us to market our natural gas production in the area of mutual interest, or “AMI.” VEG delivers our natural gas production to certain designated interconnects with third-party transporters. Since the various agreements were executed on April 18, 2007 but were effective as of January 5, 2007, Vinland reimbursed us for the drilling costs and expenses that we incurred on their behalf associated with their interest in the wells drilled between January 5, 2007 and April 18, 2007. In addition, Vinland reimbursed us for selling, general and administrative expenses that we incurred on their behalf between January 5, 2007 and April 18, 2007. We reimbursed Vinland for certain transaction costs and expenses relating to entering into these agreements.

Restructuring Plan

Prior to the separation, our Predecessor owned all of the assets that are currently owned by us and Vinland in Appalachia. As part of the separation of our operating company and Vinland, effective January 5, 2007, we conveyed to Vinland 60% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI, 100% of our Predecessor’s interest in an additional 125,000 undeveloped acres and certain coalbed methane rights located in the Appalachian Basin, the rights to any natural gas and oil located on our acreage at depths above and 100 feet below our known producing horizons, all of our gathering and compression assets, and all employees other than our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer. We retained all of our Predecessor’s proved producing wells and associated reserves. We also retained 40% of our Predecessor’s working interest in the known producing horizons in approximately 95,000 gross undeveloped acres in the AMI and a contract right to receive approximately 99% of the net proceeds, after deducting royalties paid to other parties, severance taxes, third-party transportation costs, costs incurred in the operation of wells and overhead costs, from the sale of production from certain producing natural gas and oil wells, which accounted for approximately 4.5% of our estimated proved reserves as of December 31, 2007. In addition, we changed the name of our operating company from Nami Holding Company, LLC to Vanguard Natural Gas, LLC. Collectively, we refer to these events as the “Restructuring.”

Private Offering

In April 2007, we completed a private equity offering pursuant to which we issued 2,290,000 units to certain private investors, which we collectively refer to as the Private Investors, for $41.2 million. We used the net proceeds of this private equity offering to make a distribution to Majeed S. Nami, VNR’s largest unitholder, who used a portion of these funds to capitalize Vinland and also paid us $3.9 million to reduce outstanding accounts receivable from Vinland. We then used the $3.9 million to repay borrowings and interest under our reserve-based credit facility and for general limited liability company purposes. Under the terms of the private offering, all outstanding units accrued distributions at $1.75 annually from the closing of the private offering to September 30, 2007 and then distributions payable to the Private Investors only increased to $2.40 until the completion of the initial public offering at which time all accrued distributions totaling $5.6 million were paid.

Reserve-Based Credit Facility

On January 3, 2007, our operating company entered into a reserve-based credit facility which is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets. Our initial borrowing base under the reserve-based credit facility was set at $115.5 million. However, the borrowing base was subject to $1.0 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination. We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the reserve-based credit facility. In February 2008, our reserve-based credit facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders. Additional borrowings were made in January 2008 pursuant to the acquisition of natural gas and oil properties in the Permian Basin, and in July 2008 an additional $30.0 million was borrowed to fund a portion of the cash consideration paid in the South Texas acquisition. As a result, indebtedness under the reserve-based credit facility totaled $134.5 million at September 30, 2008 and the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing base utilization percentage	<25%	>25%<50%	>50%<75%	>75%
Eurodollar loans	1.000%	1.250%	1.500%	1.750%
ABR loans	0.000%	0.250%	0.500%	0.750%
Commitment fee rate	0.250%	0.300%	0.375%	0.375%
Letter of credit fee	1.000%	1.250%	1.500%	1.750%

In October 2008, we amended and restated our reserve-based credit facility which set our borrowing base under the facility at $175.0 million pursuant to our semi-annual redetermination and added a new lender, Compass Bank. In addition, the applicable margins and the utilization percentages on our borrowing base utilization grid were changed to reflect the following:

Borrowing Base Utilization Grid
Borrowing base utilization percentage	<33%	>33% <66%	>66% <85%	>85%
Eurodollar loans	1.500%	1.750%	2.000%	2.125%
ABR loans	0.000%	0.250%	0.500%	0.750%
Commitment fee rate	0.250%	0.300%	0.375%	0.375%
Letter of credit fee	1.000%	1.250%	1.500%	1.750%

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our reserve-based credit facility, we have mitigated this volatility for the years 2007 through 2012 by implementing a hedging program on a portion of our proved producing and a portion of our total anticipated production during this time frame.

We face the challenge of natural gas and oil production declines. As a given well’s initial reservoir pressures are depleted, natural gas and oil production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt and equity securities on favorable terms, or at all, and we may be unable to refinance our reserve-based credit facility when it expires. Additionally, due to the significant decline in commodity prices, our borrowing base under our reserve-based credit facility may be redetermined such that it will not provide for the working capital necessary to fund our capital spending program and could affect our ability to make distributions.

Results of Operations

The following table sets forth selected financial and operating data for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(b)	2007	2008(a)(b)	2007
Revenues:
Natural gas and oil sales	$20,838,797	$7,641,064	$55,692,781	$26,709,417
Realized gain (loss) on commodity cash flow hedges	—	940,566	—	(725,286)
Total revenues	$20,838,797	$8,581,630	$55,692,781	$25,984,131
Costs and expenses:
Lease operating expenses	$3,483,968	$1,347,565	$7,799,721	$3,807,985
Depreciation, depletion, amortization and accretion	4,187,241	2,267,050	10,341,243	6,587,339
Selling, general and administrative expenses	1,561,031	1,084,995	4,843,497	2,300,484
Bad debt expense	—	—	—	1,007,458
Taxes other than income taxes	1,263,223	326,175	3,658,301	1,217,167
Total costs and expenses	$10,495,463	$5,025,785	$26,642,762	$14,920,433
Other income and (expense):
Interest expense, net	$(1,484,480)	$(2,504,634)	$(3,846,583)	$(6,896,802)
Realized gain (loss) on commodity derivative contracts	$(2,943,833)	$—	$(9,792,946)	$—
Unrealized gain (loss) on commodity derivative contracts	$66,353,176	$—	$(6,042,967)	$—
Realized loss on interest rate derivative contracts	$(39,058)	$—	$(90,364)	$—
Unrealized loss on interest rate derivative contracts	$(419,769)	$—	$(419,769)	$—
Loss on extinguishment of debt	$—	$—	$—	$(2,501,528)

(a) The Permian acquisition closed on January 31, 2008 and as such only eight months of operations are included in the nine month period ended September 30, 2008.
(b) The South Texas acquisition closed on July 28, 2008 and as such only two months of operations are included in the three and nine month period ended September 30, 2008.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Natural gas and oil sales increased $13.2 million to $20.8 million during the three months ended September 30, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Three Months Ended				Percentage
	September 30,				Increase
	2008		2007		(Decrease)
Net Natural Gas Production:
Appalachian gas (MMcf)	923		1,002		(8)%
Permian gas (MMcf)	—		—		N/A
South Texas gas (MMcf)	239	(a)	—		N/A
Total natural gas production (MMcf)	1,162		1,002		16%

Average Appalachian daily gas production (Mcf/day)	10,031		10,892		(8)%
Average Permian daily gas production (Mcf/day)	—		—		N/A
Average South Texas daily gas production (Mcf/day)	3,684	(a)	—		N/A
Average Vanguard daily gas production (Mcf/day)	13,715		10,892

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including realized gains (losses) on commodity derivative contracts	$11.35	(b)	$9.44	(b)	20%
Net realized gas price, excluding realized gains (losses) on commodity derivative contracts	$11.46		$6.69		71%

Net Oil Production:
Appalachian oil (Bbls)	11,122		11,348		(2)%
Permian oil (Bbls)	54,924		—		N/A
Total oil (Bbls)	66,046		11,348		482%

Average Appalachian daily oil production (Bbls/day)	121		123		(2)%
Average Permian daily oil production (Bbls/day)	597		—		N/A
Average Vanguard daily oil production (Bbls/day)	718		123

Average Oil Sales Price per Bbl:
Net realized oil price, including realized gains (losses) on commodity derivative contracts	$93.26		$82.46		13%
Net realized oil price, excluding realized gains (losses) on commodity derivative contracts	$114.01		$82.46		38%

(a)	The South Texas acquisition closed on July 28, 2008 and as such only two months of operations are included in the three month period ended September 30, 2008.
(b)	Excludes amortization of premiums paid and non-cash settlements on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008, the South Texas acquisition completed on July 28, 2008 and increases in commodity prices. Production from the Permian Basin and South Texas acquisitions contributed $8.6 million of natural gas and oil sales for the three month period ended September 30, 2008. In Appalachia, we experienced an 8% decline in natural gas production which was more than offset by a 71% increase in the average realized natural gas sales price received (excluding hedges) and a 38% increase in the average realized oil price (excluding hedges).

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $2.1 million to $3.5 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, of which $1.8 million was related to the Permian Basin and South Texas acquisitions. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income taxes increased by $1.0 million for the three months ended September 30, 2008 as compared to the same period in 2007 of which $0.6 million related to the Permian Basin and South Texas acquisitions, and the remaining increase is attributable to higher severance taxes resulting from increased revenues.

Depreciation, depletion, amortization and accretion increased to approximately $4.2 million for the three months ended September 30, 2008 from approximately $2.3 million for the three months ended September 30, 2007 due primarily to the additional depletion recorded on oil and gas properties acquired in the Permian Basin and South Texas acquisitions.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended September 30, 2008 increased $0.5 million as compared to the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007 these expenses included a $0.8 million non-cash compensation charge in each period related to the grant of restricted Class B units to management and an employee, the grant of unit options to management, and the grant of common units to board members during 2007 and 2008. All other selling, general and administrative expenses increased $0.4 million during the three months ended September 30, 2008 as compared to the same period in 2007 principally due to incremental costs associated with being a public company.

Interest expense declined to $1.5 million for the three months ended September 30, 2008 compared to $2.5 million for the three months ended September 30, 2007 primarily due to lower interest rates, which more than offset the higher average outstanding debt during the quarter ended September 30, 2008.

During the quarter ended September 30, 2008, the Company recognized a $2.9 million realized loss on commodity derivatives and a $66.4 million unrealized gain on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into in order to mitigate commodity price exposure on a portion of our expected production. On November 10, 2008, the Company concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133. The realized gain on commodity derivatives relates to actual amounts received less premiums previously paid under these derivative contracts while the unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Natural gas and oil sales increased $29.0 million to $55.7 million during the nine months ended September 30, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Nine Months Ended				Percentage
	September 30,				Increase
	2008		2007		(Decrease)
Net Natural Gas Production:
Appalachian gas (MMcf)	2,693		3,102		(13)%
Permian gas (MMcf)	150	(a)	—		N/A
South Texas gas (MMcf)	240	(b)	—		N/A
Total natural gas production (MMcf)	3,083		3,102		—%

Average Appalachian daily gas production (Mcf/day)	9,827		11,363		(14)%
Average Permian daily gas production (Mcf/day)	618	(a)	—		N/A
Average South Texas daily gas production (Mcf/day)	3,684	(b)	—		N/A
Average Vanguard daily gas production (Mcf/day)	14,129		11,363

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including realized gains (losses) on commodity derivative contracts	$10.78	(c)	$8.73	(c)	23%
Net realized gas price, excluding realized gains (losses) on commodity derivative contracts	$11.56		$8.14		42%

Net Oil Production:
Appalachian oil (Bbls)	32,543		19,861		64%
Permian oil (Bbls)	157,463	(a)	—		N/A
Total oil (Bbls)	190,006		19,861		857%

Average Appalachian daily oil production (Bbls/day)	119		73		63%
Average Permian daily oil production (Bbls/day)	648	(a)	—		N/A
Average Vanguard daily oil production (Bbls/day)	767		73

Average Oil Sales Price per Bbl:
Net realized oil price, including realized gains (losses) on commodity derivative contracts	$87.62		$73.03		20%
Net realized oil price, excluding realized gains (losses) on commodity derivative contracts	$105.56		$73.03		45%

(a)	The Permian acquisition closed on January 31, 2008 and as such only eight months of operations are included in the nine month period ended September 30, 2008.
(b)	The South Texas acquisition closed on July 28, 2008 and as such only two months of operations are included in the nine month period ended September 30, 2008.
(c)	Excludes amortization of premiums paid and non-cash settlements on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008, the South Texas acquisition completed on July 28, 2008 and increases in commodity prices during the period. Production from the Permian Basin and South Texas acquisitions contributed $20.9 million of natural gas and oil sales for the nine month period ended September 30, 2008. In Appalachia, a 13% decline in natural gas production was partially offset by a 64% increase in oil production for a net production decline of 10% on an Mcfe basis. However, the negative impact of the production decline was offset by a 42% increase in the average realized natural gas sales price received (excluding hedges) and a 45% increase in the average realized oil price (excluding hedges).

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $4.0 million to $7.8 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 of which $3.3 million related to the Permian Basin and South Texas acquisitions. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income taxes increased by $2.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007 of which $1.4 million related to the Permian Basin and South Texas acquisitions, and the remaining increase is attributable to higher severance taxes resulting from increased revenues.

Depreciation, depletion, amortization and accretion increased to approximately $10.3 million for the nine months ended September 30, 2008 from approximately $6.6 million for the nine months ended September 30, 2007 due primarily to the additional depletion recorded on the oil and gas properties acquired in the Permian Basin and South Texas acquisitions.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the nine months ended September 30, 2008 increased $2.5 million as compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007 these expenses included a $2.7 million and $1.3 million non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management, and the grant of common units to board members during 2007 and 2008. All other selling, general and administrative expenses increased $1.1 million during the nine months ended September 30, 2008 as compared to the same period in 2007 principally due to incremental costs associated with being a public company.

Interest expense declined to $3.9 million for the nine months ended September 30, 2008 compared to $6.9 million for the nine months ended September 30, 2007 primarily due to a lower interest rates. All of our Predecessor’s outstanding debt was repaid with borrowings under our reserve-based credit facility in January 2007, including an early prepayment penalty of $2.5 million.

During the nine months ended September 30, 2008, the Company recognized $9.8 million and $6.0 million related to realized losses on commodity derivatives and unrealized losses on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into in order to mitigate commodity price exposure on a portion of our expected production. On November 10, 2008, the Company concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133. The realized gain on commodity derivatives relates to actual amounts received less premiums previously paid under these derivative contracts while the unrealized gain on commodity derivatives represents the change in the fair value of these derivative instruments.

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

As of September 30, 2008, the Company’s critical accounting policies are consistent with those discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 with the exception noted below in Financial Statement Restatement.

Financial Statement Restatement

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas which made them ineffective.

Under SFAS No. 133, the fair value of hedge contracts is recognized in the Consolidated Balance Sheet as an asset or liability, and the amounts received or paid under the hedge contracts are reflected in earnings during the period in which the underlying production occurs. If the hedge contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income”, and changes in the fair value do not affect net income in the period. If the hedge contract does not qualify for hedge accounting treatment, the change in the fair value of the hedge contract is reflected in earnings during the period as unrealized gain or loss on commodity derivatives. Under the cash flow hedge accounting treatment used by the Company previously, the fair values of the hedge contracts were recognized in the consolidated balance sheets with the resulting unrealized gain or loss recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings. As a result of the determination that the documentation failed to meet cash flow hedge accounting treatment, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of earnings in 2008. In addition, the net derivative loss at December 31, 2007 related to the de-designated natural gas derivative contracts entered into in 2007 will continue to be reported in accumulated other comprehensive income until the month in which the transactions settle.

The Company will restate its consolidated unaudited quarterly financial statements for March 31, 2008 and June 30, 2008 and expects to file amended Quarterly Reports on Form 10-Q/A as soon as practicable. The effect of the restatement has been reflected in the operating results for the nine months ended September 30, 2008 and is to recognize a non-cash mark to market unrealized loss on commodity derivatives of $20.2 million in the first quarter of 2008 and a non-cash mark to market unrealized loss on commodity derivatives of $52.2 in the second quarter of 2008. The restatement does not impact the economics of the hedge transactions nor does it affect the Company’s cash flow, liquidity, total assets, total liabilities, or members’ equity in any historical or future period. The restatement did not have any impact on any of the Company’s financial covenants under its reserve-based credit facility.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157 .” This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing  transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and non-financial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company prospectively adopted the standard for those assets and liabilities as of January 1, 2008. See Note 6 in Notes to Consolidated Financial Statements and Part 1—Item 1—Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008, the Company adopted SFAS 159. Because the Company did not elect to apply the provisions of SFAS 159 to any eligible financial instrument, the adoption did not affect the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. Based upon the September 30, 2008 balance sheet, SFAS 160 would have no impact on the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas and oil reserves and related cash flow estimates used in impairment tests of natural gas and oil properties, the fair value of derivative contracts and asset retirement obligations, accrued natural gas and oil revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization and accretion. Actual results could differ from those estimates.

Liquidity and Capital Resources

Disruption to Functioning of Capital Markets

Multiple events during 2008 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. Despite efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector, capital markets currently remain constrained. We expect that our ability to issue debt and equity on favorable terms will be limited over the next three to six months and possibly longer should capital markets remain constrained. Although we intend to move forward with our development drilling program, we may revise the timing and scope of our development drilling program as necessary to adapt to existing economic conditions. The benefits expected to accrue to our unitholders from our expansion activities may be muted by substantial cost of capital increases during this period.

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and, with our recent IPO, the public equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of natural gas and oil properties; however, as a result of our IPO, we expect to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our reserve-based credit facility and publicly offered equity, depending on market conditions. As of November 10, 2008, we have $40.0 million available to be borrowed under our reserve-based credit facility. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

Cash Flow from Operations

Net cash provided by operating activities for the nine months ended September 30, 2008 was $28.6 million, compared to $2.6 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities during the nine months ended September 30, 2008 was substantially due to increased income, a decrease in cash used in price risk management activities and an increase in accrued expenses, offset by an increase in accounts receivable. The cash used in operating activities in the first nine months of 2007 included the termination of existing natural gas swaps at a cost of approximately $2.8 million, cash paid on early extinguishment of debt of approximately $2.5 million and the payment of $6.5 million for put option derivative contracts.

Cash flow from operations is subject to many variables, the most significant of which is the volatility of natural gas and oil prices. Natural gas and oil prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps and NYMEX collars and put options to reduce our exposure to the volatility in natural gas and oil prices. See Note 5 in Notes to Consolidated Financial Statements and Part 1—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk for details about derivatives in place through 2012.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $114.1 million for the nine months ended September 30, 2008, compared to $10.7 million for the nine months ended September 30, 2007. The increase in cash used in investing activities was primarily attributable to $99.8 million used for the acquisition of natural gas and oil properties in the Permian Basin and South Texas. In addition, the total for the nine months ended September 30, 2008 includes $13.4 million for the drilling and development of natural gas and oil properties as compared to $9.4 million for the nine months ended September 30, 2007.

 Cash Flow from Financing Activities

Cash provided by financing activities was approximately $82.7 million for the nine months ended September 30, 2008, compared to $9.5 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, total proceeds from borrowings under our reserve-based credit facility were $112.9 million which were principally used to fund the Permian Basin and South Texas acquisitions. During the nine months ended September 30, 2007, total proceeds from borrowings under our reserve-based credit facility were $114.6 million, which was principally used to pay off our Predecessor’s outstanding borrowings. Additionally, during the nine months ended September 30, 2007, we completed a private equity offering for $41.2 million and used the net proceeds of this private equity offering to make a distribution to Majeed S. Nami, VNR’s sole member at that time.

Available Credit

Credit markets in the United States and around the world remain constrained due to a lack of liquidity and confidence in a number of financial institutions. Investors continue to seek perceived safe investments in securities of the United States government rather than individual entities. We may at times experience difficulty accessing the long-term credit markets due to prevailing market conditions. Additionally, existing constraints in the credit markets may increase the rates we are charged for utilizing these markets. Notwithstanding the continuing weakness in the United States credit markets, we expect that our available liquidity is sufficient to meet our operating and capital requirements into 2009 and for the foreseeable future.

Reserve-Based Credit Facility

On January 3, 2007, our operating company, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. Our reserve-based credit facility was amended and restated in February 2008 to extend the maturity date from January 2011 to March 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders, Wachovia Bank, N.A. and the Bank of Nova Scotia. The increase in the borrowing base was principally the result of inclusion of the reserves related to the Permian Basin acquisition in January 2008. As of September 30, 2008, we had $134.5 million outstanding under our reserve-based credit facility and as of October 22, 2008, our reserve-based credit facility was amended and restated to increase the borrowing base to $175.0 million and add one lender, Compass Bank. The increase in the borrowing base was principally the result of inclusion of the reserves related to the South Texas acquisition in July 2008.

Borrowings under the reserve-based credit facility are available for the development and acquisition of natural gas and oil properties, working capital and general limited liability company purposes. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

At our election, interest is determined by reference to:

•	the London interbank offered rate, or LIBOR, plus an applicable margin between 1.50% and 2.125% per annum; or

•	a domestic bank rate plus an applicable margin between 0.00% and 0.75% per annum.

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

The reserve-based credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, accretion, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures, to interest expense of not less than 2.5 to 1.0;

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under SFAS No. 133, which includes the current portion of derivative contracts;

•
consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, accretion, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 4.0 to 1.0.

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

Off-Balance Sheet Arrangements

At September 30, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 30, 2008, there were no loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of September 30, 2008 is provided in the following table:

	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	After 2012	Total
Management compensation	$150	$600	$100	$—	$—	$—	$850
Asset retirement obligations	—	12	24	180	32	2,156	2,404
Derivative liabilities	607	3,484	7,326	5,999	3,195	—	20,611
Long-term debt (1)	—	—	—	134,500	—	—	134,500
Operating leases	10	41	10	—	—	—	61
Total	$767	$4,137	$7,460	$140,679	$3,227	$2,156	$158,426

(1)	This table does not include interest to be paid on the principal balances shown as the interest rates on the reserve-based credit facility are variable.

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Amortization of premiums paid and non-cash settlement on derivative contracts;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Unit-based compensation expense; and

•	Realized gains and losses on cancelled derivatives.

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

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, Adjusted EBITDA increased 65%, from $8.4 million to $13.8 million. For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, Adjusted EBITDA increased 55%, from $23.3 million to $36.2 million. The following table presents a reconciliation of consolidated net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$71,809,370	$1,051,211	$8,857,390	$1,665,368
Plus:
Interest expense	1,488,745	2,524,427	3,862,855	6,944,241
Loss on extinguishment of debt	—	—	—	2,501,528
Depreciation, depletion, amortization and accretion	4,187,241	2,267,050	10,341,243	6,587,339
Bad debt expense	—	—	—	1,007,458
Amortization of premiums paid and non-cash settlements on derivative contracts	1,450,582	1,813,495	3,981,775	2,546,999
Unrealized (gains) losses on commodity and interest rate derivative contracts	(65,933,407)	—	6,462,736	—
Unit-based compensation expense	812,034	751,635	2,708,381	1,314,778
Realized loss on cancelled derivatives	—	—	—	776,634
Less:
Interest income	4,265	19,793	16,272	47,439
Adjusted EBITDA	$13,810,300	$8,388,025	$36,198,108	$23,296,906

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. Conditions sometimes arise where actual production is less than estimated, which has, and could result in overhedged volumes.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the Columbia Gas Appalachian Index (“TECO Index”), Henry Hub and Houston Ship Channel for natural gas production and the West Texas Intermediate Light Sweet for oil production. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the potential exists that if commodity prices decline to a certain level, the borrowing base can be decreased at the borrowing base redetermination date to an amount lower than the amount of debt currently outstanding.

We enter into derivative contracts with respect to a portion of our projected natural gas and oil production through various transactions that mitigate the volatility of future prices received. These transactions may include price swaps whereby we will receive a fixed-price for our production and pay a variable market price to the contract counterparty. Additionally, we have put options for which we pay the counterparty the fair value at the purchase date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. Furthermore, we may enter into collars where we pay the counterparty if the market price is above the ceiling price and the counterparty pays us if the market price is below the floor price on a notional quantity. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to natural gas and oil price fluctuations. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes.

At September 30, 2008, the fair value of commodity derivative contracts that settle during the next twelve months was an asset of approximately $3.7 million, which our counterparties owe us.

The following table summarizes commodity derivative contracts in place applicable to periods subsequent to September 30, 2008:

	October 1, - December 31, 2008	Year 2009	Year 2010	Year 2011	Year 2012
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	713,831	3,623,946	3,236,040	2,962,312	—
Fixed Price ($/MMBtu)	$9.00	$9.42	$9.10	$7.82	$-—
Puts:
Notional Volume (MMBtu)	246,920	840,139	—	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$—	$—	$—
Collars:
Notional Volume (MMBtu)	566,800	1,000,000	730,000	—	—
Floor Price ($/MMBtu)	$10.13	$7.50	$8.00	$—	$—
Ceiling Price ($/MMBtu)	$10.94	$9.00	$9.30	$—	$—
Total:
Notional Volume (MMBtu)	1,527,551	5,464,085	3,966,040	2,962,312	—

Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	48,000	181,500	164,250	151,250	144,000
Fixed Price ($/Bbl)	$90.30	$87.23	$85.65	$85.50	$80.00
Collars:
Notional Volume (Bbls)	9,200	36,500	—	—	—
Floor Price ($/Bbl)	$100.00	$100.00	$—	$—	$—
Ceiling Price ($/Bbl)	$127.00	$127.00	$—	$—	$—
Total:
Notional Volume (Bbls)	57,200	218,000	164,250	151,250	144,000

Interest Rate Risks

At September 30, 2008, we had debt outstanding of $134.5 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.7 million increase in annual interest expense after consideration of the interest rate swaps discussed below. In December 2007 and during the first nine months of 2008, we entered into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate exposures to fixed interest rates.

In August 2008, we entered into two interest rate basis swaps which changed the reset option from three month LIBOR to one month LIBOR on the total $60.0 million of outstanding interest rate swaps. By doing so, the company reduced its borrowing cost by 14 basis points below the 3.88% reflected below on $20.0 million of borrowings for a one year period starting September 10, 2008 and 12 basis points on the 3.00% and 2.66% reflected below on $40.0 million of borrowings for a one year period starting October 31, 2008. As a result of these two basis swaps, the company chose to de-designate the interest rate swaps as cash flow hedges as the terms of the new contracts no longer matched the terms of the original contracts, thus causing the interest rate hedges to be ineffective. Beginning in the third quarter of 2008, the Company will record changes in the fair value of its interest rate derivatives in current earnings under unrealized gains (losses) on interest rate derivative contracts. The net unrealized gain at June 30, 2008 related to the de-designated cash flow hedges will continue to be reported in accumulated other comprehensive income and later reclassified to earnings in the month in which the transactions settle.

The following summarizes information concerning our positions in open interest rate derivative contracts applicable to periods subsequent to September 30, 2008:

	Notional Amount	Fixed Libor Rates
Period:
October 1, 2008 to December 10, 2010	$20,000,000	3.88%
October 1, 2008 to January 31, 2011	$30,000,000	3.00%
October 1, 2008 to March 31, 2011	$10,000,000	2.66%
October 1, 2008 to September 10, 2009 (Basis Swap)	$20,000,000	LIBOR 1M vs. LIBOR 3M
October 31, 2008 to October 31, 2009 (Basis Swap)	$40,000,000	LIBOR 1M vs. LIBOR 3M

Counterparty Risk

At September 30, 2008, based upon all of our open derivative contracts shown above and their respective mark to market values, the Company had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses:

	Citibank, N.A. (AA)	BNP Paribas (AA+)	The Bank of Nova Scotia (AA-)	Wachovia Bank, N.A. (AA-)	Total
Current Asset, net	$—	$3,466,419	$215,306	$41,379	$3,723,104
Current Liability, net	$—	$—	$—	$—	$—
Long-Term Asset, net	$—	$—	$268,241	$218,070	$486,311
Long-Term Liability, net	$(6,245,146)	$(3,862,964)	$—	$—	$(10,108,110)
Total Amount Due from Counterparty/(Owed to Counterparty) at September 30, 2008	$(6,245,146)	$(396,545)	$483,547	$259,449	$(5,898,695)

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

As part of the preparation of our financial statements for the quarters ended March 31, 2008 and June 30, 2008, we undertook a review of our accounting for natural gas and oil and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating natural gas and oil prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in natural gas and oil prices associated with the sale of natural gas and oil production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, in connection with preparing our quarterly report for third quarter of 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, we determined that our commodity derivative instruments did not qualify for Hedge accounting treatment under FAS 133 in 2008. Specifically, we determined that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment for commodity derivative contracts entered into during periods subsequent to December 31, 2007; and, that accounting for commodity derivative instruments entered into during periods subsequent to December 31, 2007 as cash flow Hedges was, therefore, inappropriate. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas which made them ineffective. Accordingly, we will restate the consolidated financial statements for the three months ended March 31, 2008 and June 30, 2008 as reflected in our Form 10-Q’s to reflect the appropriate changes as soon as practicable. Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that since March 31, 2008, a material weakness in internal control over financial reporting has existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.

We carried out an evaluation in accordance with Exchange Act Rules 13a-15 under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weakness, our disclosure controls and procedures were not effective as of September 30, 2008. The Company is evaluating the necessary changes in control procedures required to remediate this material weakness such that the Company’s internal controls over financial reporting will be effective at the reasonable assurance level at December 31, 2008.

Changes in Internal Control over Financial Reporting

On January 31, 2008, we completed the acquisition of certain oil and gas properties in the Permian Basin of west Texas and southeastern New Mexico. Pursuant to this transaction, we have outsourced our production accounting for the Permian Basin properties to a third party and have begun operating our own wells. In addition, on July 28, 2008, we completed the acquisition of certain oil and gas properties in South Texas and have also outsourced the production accounting for these properties to the same third party that handles the Permian Basin properties. As a result, we are implementing new processes and modifying existing processes to ensure adequate internal controls over financial reporting.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our units, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007 other than those set forth below. For further information, see Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Crude oil and natural gas prices are volatile. A decline in crude oil and natural gas prices could adversely affect our financial position, financial results, cash flow, access to capital and ability to grow.

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and gas properties depend primarily upon the prices we receive for our crude oil and natural gas production and the prices prevailing from time to time for crude oil and natural gas. Crude oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the amount of our cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital. The prices for crude oil and natural gas are subject to a variety of factors, including:

•	the level of consumer demand for crude oil and natural gas;

•	the domestic and foreign supply of crude oil and natural gas;

•	Commodity processing, gathering and transportation availability, and the availability of refining capacity;

•	the price and level of imports of foreign crude oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to maintain crude oil price and production controls;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

•	weather conditions;

•	political conditions or hostilities in oil and gas producing regions, including the Middle East, Africa and South America;

•	technological advances affecting energy consumption; and

•	worldwide economic conditions.

Furthermore, recent crude oil and natural gas prices have been particularly volatile. For example, the NYMEX crude oil spot price for the period between January 1, 2008 and October 31, 2008 has ranged from a high of $145.29 to a low of $62.73 and the NYMEX natural gas spot price for the period January 1, 2008 to October 31, 2008 has ranged from a high of $13.58 to a low of $6.12.

Declines in crude oil and natural gas prices would not only reduce our revenue, but could reduce the amount of crude oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. If the oil and gas industry experiences significant price declines, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms, all of which can affect the value of our units.

We may not have sufficient cash from operations to pay quarterly distributions on our common units following establishment of cash reserves and payment of operating costs.

We may not have sufficient cash flow from operations each quarter to pay distributions. Under the terms of our limited liability company agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our board of directors establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of our capital expenditures;

•	our ability to make working capital borrowings under our credit facility to pay distributions;

•	the cost of acquisitions, if any;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	timing and collectibility of receivables;

•	restrictions on distributions contained in our credit facility;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our board of directors for the proper conduct of our business.

As a result of these factors, the amount of cash we distribute in any quarter to our unitholders may fluctuate significantly from quarter to quarter.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

In addition, we may be unable to obtain adequate funding under our current credit facility because our lending counterparties may be unwilling or unable to meet their funding obligations.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to grow our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our revenues and results of operations.

Growing the Company will require significant amounts of debt and equity financing which may not be available to us on acceptable terms, or at all.

We plan to fund our growth through acquisitions with proceeds from sales of our debt and equity securities and borrowings under our reserve-based credit facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms or in the proportions that we expect, or at all, and we may be unable refinance our reserve-based credit facility when it expires. In addition, we may be unable to obtain adequate funding under our current reserve-based credit facility because our lending counterparties may be unwilling or unable to meet their funding obligations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our ability to remain in compliance with the financial covenants under our reserve-based credit facility which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or not purse growth opportunities.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our hedging arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our vendors’, customers’ and counterparties' equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’, customers’ and counterparties' liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could reduce our ability to make distributions to our unitholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
10.31	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)
10.32	Form of Indemnity Agreement dated August 7, 2008	Previously filed with our Quarterly report on form 10-Q on August 13, 2008
10.33	Second Amendment to First Amended and Restated Credit Agreement, dated October 22, 2008, by and between Vanguard Natural Gas, LLC, Compass Bank, as lender, and Citibank, N.A., as administrative agent	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: November 14, 2008
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
Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.17	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.18	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.20	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

10.22	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.23	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.24	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.25	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.28	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.29	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.30	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
10.31	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)
10.32	Form of Indemnity Agreement dated August 7, 2008	Previously filed with our Quarterly Report on Form 10-Q on August 13, 2008
10.33	Second Amendment to First Amended and Restated Credit Agreement, dated October 22, 2008, by and between Vanguard Natural Gas, LLC, Compass Bank, as lender, and Citibank, N.A., as administrative agent	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith