Form 10-Q/A
period 2008-03-31
Vanguard Natural Resources, LLC
filed 2008-12-19
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Common units outstanding on May 13, 2008: 10,795,000.

EXPLANATORY NOTE

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas in the first quarter of 2008 which made them ineffective.

Under SFAS No. 133, the fair value of derivative contracts is recognized in the Consolidated Balance Sheets as an asset or liability, and the amounts received or paid under the contracts are reflected in earnings during the period in which the underlying production occurs.  If the derivative contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income”, and changes in the fair value do not affect net income in the period.  If the derivative contract does not qualify for hedge accounting treatment, the change in the fair value of the contract is reflected in earnings during the period as unrealized gain or loss on commodity derivatives.  Under the cash flow hedge accounting treatment used by the Company previously, the fair values of the hedge contracts were recognized in the consolidated balance sheets with the resulting unrealized gain or loss recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings. As a result of the determination that the documentation failed to meet cash flow hedge accounting treatment, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of earnings in 2008. In addition, the net derivative loss at December 31, 2007 related to the de-designated natural gas derivative contracts entered into in 2007 will continue to be reported in accumulated other comprehensive income until the month in which the transactions settle.

The Company has restated its consolidated unaudited quarterly financial statements for March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment. The effect of the restatement is to recognize a non-cash mark to market unrealized loss on commodity derivatives of $20.2 million in the first quarter of 2008 and a non-cash mark to market unrealized loss on commodity derivatives of $52.2 in the second quarter of 2008. The restatement does not impact the economics of the hedge transactions nor does it affect the Company’s cash flow, liquidity, total assets, total liabilities, or members’ equity in any historical or future period. The restatement did not have any impact on any of the Company’s financial covenants under its reserve-based credit facility. Details of the restatement are indicated in Note 1 to the Consolidated Financial Statements.

VANGUARD NATURAL RESOURCES, LLC
TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	Restated
Revenues:
Natural gas and oil sales	$14,001,598	$8,961,616
Realized loss on commodity cash flow hedges	—	(747,808)
Total revenues	14,001,598	8,213,808

Costs and expenses:
Lease operating expenses	2,015,677	1,146,379
Depreciation, depletion, amortization and accretion	2,823,978	2,028,863
Selling, general and administrative expenses	1,645,791	434,288
Bad debt expense	—	1,007,461
Taxes other than income	966,113	510,882
Total costs and expenses	7,451,559	5,127,873

Income from operations	6,550,039	3,085,935

Other income and (expense):
Interest income	7,614	12,967
Interest expense	(1,129,660)	(2,223,123)
Realized loss on commodity derivative contracts	(1,145,616)	—
Unrealized loss on commodity derivative contracts	(20,209,757)	—
Realized loss on interest rate derivative contracts	(4,856)	—
Loss on extinguishment of debt	—	(2,501,528)
Total other expense, net	(22,482,275)	(4,711,684)

Net loss	$(15,932,236)	$(1,625,749)

Net loss per unit:
Common & Class B units – basic	$(1.42)	$(0.29)
Common & Class B units – diluted	$(1.42)	$(0.29)

Weighted average units outstanding:
Common units – basic & diluted	10,795,000	5,540,000
Class B units – basic & diluted	420,000	—

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Restated (unaudited)
Assets
Current assets
Cash and cash equivalents	$757,408	$3,109,563
Trade accounts receivable, net	9,987,429	4,372,731
Derivative assets	—	4,017,085
Other currents assets	741,969	453,198
Total current assets	11,486,806	11,952,577

Property and equipment, net of accumulated depreciation	187,462	166,455

Natural gas and oil properties, at cost	214,581,688	135,435,240
Accumulated depletion	(31,235,090)	(28,451,891)
Natural gas and oil properties, net – full cost method	183,346,598	106,983,349

Other assets
Derivative assets	203,945	1,329,511
Deferred financing costs	1,035,187	941,833
Non-current deposits	45,963	8,285,883
Other assets	569,142	1,519,577
Total assets	$196,875,103	$131,179,185

Liabilities and members’ equity

Current liabilities
Accounts payable – trade	$849,410	$1,056,627
Accounts payable – natural gas and oil	717,618	257,073
Payables to affiliates	3,278,376	3,838,328
Derivative liabilities	8,894,489	—
Accrued expenses	5,791,912	203,159
Total current liabilities	19,531,805	5,355,187

Long-term debt	102,500,000	37,400,000
Derivative liabilities	13,246,161	5,903,384
Asset retirement obligations	1,463,924	189,711
Total liabilities	136,741,890	48,848,282

Commitments and contingencies

Members’ equity
Members’ capital, 10,795,000 common units issued and outstanding at March 31, 2008 and December 31, 2007	66,422,128	90,257,856
Class B units, 420,000 issued and outstanding at March 31, 2008 and December 31, 2007	2,695,812	2,131,995
Accumulated other comprehensive loss	(8,984,727)	(10,058,948)
Total members’ equity	60,133,213	82,330,903

Total liabilities and members’ equity	$196,875,103	$131,179,185

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	Restated
Operating activities
Net loss	$(15,932,236)	$(1,625,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	2,823,978	2,028,863
Amortization of deferred financing costs	84,410	62,838
Bad debt expense	—	1,007,461
Unit-based compensation	914,564	—
Amortization of premiums prepaid on derivative contracts	1,300,609	—
Unrealized loss on commodity derivative contracts	20,209,757	—
Changes in operating assets and liabilities:
Trade accounts receivable	(5,614,698)	(1,618,379)
Payables to affiliates	(107,452)	(11,874,522)
Other current assets	(306,389)	(1,334,387)
Price risk management activities, net	(182,840)	(8,475,675)
Other non-current assets	—	(3,384)
Accounts payable	253,328	2,757,409
Accrued expenses	598,078	(223,809)
Net cash provided by (used in) operating activities	4,041,109	(19,299,334)

Investing activities
Additions to property and equipment	(32,000)	—
Additions to natural gas and oil properties	(1,238,379)	(1,723,031)
Acquisitions of natural gas and oil properties	(65,661,575)	—
Deposits and prepayments of natural gas and oil properties	(1,119,981)	—
Net cash used in investing activities	(68,051,935)	(1,723,031)

Financing activities
Proceeds from borrowings	71,400,000	114,600,000
Repayment of debt	(6,300,000)	(94,067,500)
Contributions from members	—	1,000
Distribution to members	(3,263,565)	—
Financing costs	(177,764)	(1,139,311)
Net cash provided by financing activities	61,658,671	19,394,189

Net decrease in cash and cash equivalents	(2,352,155)	(1,628,176)

Cash and cash equivalents, beginning of period	3,109,563	1,730,956

Cash and cash equivalents, end of period	$757,408	$102,780

Supplemental cash flow information:
Cash paid for interest	$1,105,980	$1,230,654
Non-cash financing and investing activities:
Asset retirement obligations	$1,260,544	$150,628
Accrued dividends declared	$4,990,675	—
Assumption of fixed-price oil swaps	$1,128,114	—
Initial contribution of assets	$—	$3,289,055
Transfer of deposit for acquisition of natural gas and oil properties	$7,830,000	—

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	Restated
Net loss	$(15,932,236)	$(1,625,749)

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during the period	1,490,649	(11,664,967)
Reclassification adjustments for settlements	(416,428)	(404,147)
Other comprehensive income (loss)	1,074,221	(12,069,114)

Comprehensive loss	$(14,858,015)	$(13,694,863)

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

1.	Summary of Significant Accounting Policies

The accompanying financial statements, other than the consolidated balance sheet data as of December 31, 2007, are unaudited and were prepared from the Company’s records. We derived the consolidated balance sheet as of December 31, 2007, from the audited financial statements filed in our 2007 Annual Report on Form 10-K/A. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”). You should read this Quarterly Report on Form 10-Q/A along with our 2007 Annual Report on Form 10-K/A, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which, except for the restatement discussed in note (b) below, are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income, members’ equity, or net cash flows.

As of March 31, 2008, the Company’s significant accounting policies are consistent with those discussed in Note 1 of the Company’s consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K/A with the exception noted in (b) below.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 include the accounts of VNR and its wholly owned subsidiaries.  The Company presents its financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b)	Financial Statement Restatement:

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas in the first quarter of 2008 which made them ineffective.

Under SFAS No. 133, the fair value of derivative contracts is recognized in the Consolidated Balance Sheets as an asset or liability, and the amounts received or paid under the contracts are reflected in earnings during the period in which the underlying production occurs.  If the derivative contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income”, and changes in the fair value do not affect net income in the period.  If the derivative contract does not qualify for hedge accounting treatment, the change in the fair value of the contract is reflected in earnings during the period as unrealized gain or loss on commodity derivatives. Under the cash flow hedge accounting treatment used by the Company previously, the fair values of the hedge contracts were recognized in the consolidated balance sheets with the resulting unrealized gain or loss recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings. As a result of the determination that the documentation failed to meet cash flow hedge accounting treatment, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of earnings in 2008. In addition, the net derivative loss at December 31, 2007 related to the de-designated natural gas derivative contracts entered into in 2007 will continue to be reported in accumulated other comprehensive income until the month in which the transactions settle.

In this Form 10-Q/A, the Company is restating the Consolidated Financial Statements for the three months ended March 31, 2008. A non-cash mark to market unrealized loss on commodity derivatives of $20.2 million has been reclassified from other comprehensive loss to a separate line on the Consolidated Statements of Operations. The effect of the reclassification on our financial statements is as follows:

	For the Three Months Ended March 31, 2008
	Previously Reported	As Restated

Consolidated Statements of Operations

Unrealized loss on commodity derivative contracts	$—	$(20,209,757)
Net income (loss)	$4,276,020	$(15,932,236)
Basic and diluted net income (loss) per unit	$0.38	$(1.42)

	March 31, 2008
	Previously Reported	As Restated

Consolidated Balance Sheets

Accumulated other comprehensive loss	$(29,192,982)	$(8,984,727)

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2008
	Previously Reported	As Restated

Consolidated Statements of Cash Flows

Cash Flows from Operating Activities:
Net income (loss)	$4,276,020	$(15,932,236)
Unrealized loss on commodity derivative contracts	$—	$20,209,757

(c)	Recently Adopted Accounting Pronouncements:

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

2.     Acquisition

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The adjusted purchase price included a preliminary purchase price adjustment of $4.9 million which represents the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the closing date, January 31, 2008. The purchase price includes a payment of $7.8 million paid by us to the seller in December 2007 and this amount is reported in non-current deposits in our consolidated balance sheet at December 31, 2007. As part of this acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. The fair value of these fixed-price oil swaps was a liability of $1,128,114 at January 31, 2008. This acquisition was funded with borrowings under our existing reserve-based credit facility. At this time, we do not have the information available to provide pro-forma results of operations for the three months ended March 31, 2007. In lieu of the pro-forma information, the table below reflects the audited statement of combined revenues and direct operating expenses of the oil and gas properties purchased from Apache for the year ended December 31, 2007.

Year Ended December 31, 2007
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

4.    Credit Facilities and Long-Term Debt

Our credit facility and long-term debt consisted of the following:

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Amount Outstanding
Description	Interest Rate	Maturity Date < /font>	March 31, 2008	December 31, 2007
$400 million senior secured revolver facility	Variable	March 31, 2011	102,500,000	37,400,000
Total			$102,500,000	$37,400,000

$400 Million Senior Secured Revolver Facility

In January 2007, the Company entered into a four-year $200 million revolving credit facility (“reserve-based credit facility”) with Citibank, N.A. and BNP Paribas. All of our Predecessor’s outstanding debt was repaid with borrowings under this reserve-based credit facility, including an early prepayment penalty of $2.5 million. The available credit line (“Borrowing Base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by independent petroleum engineers) of estimated future net cash flows from certain proved natural gas and oil reserves of the Company. The initial Borrowing Base was set at $115.5 million and is secured by a first lien security interest in all of the Company’s natural gas and oil properties. However, the borrowing base was subject to $1 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to the semi-annual borrowing base redetermination . We applied $80.0 million of the net proceeds from our IPO in October 2007 to reduce our indebtedness under the reserve-based credit facility. In February 2008, our reserve-based credit facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions as lenders, Wachovia Bank, N.A. and The Bank of Nova Scotia. Additional borrowings were made pursuant to the acquisition of natural gas and oil properties in the Permian Basin and indebtedness under the reserve-based credit facility totaled $102.5 million at March 31, 2008.

Interest rates under the reserve-based credit facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. At March 31, 2008, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

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

5.     Price Risk Management Activities

We have entered into derivative contracts with counterparties that are lenders under our reserve-based credit facility, Citibank N.A., BNP Paribas, The Bank of Nova Scotia and Wachovia Bank, N.A., to hedge price risk associated with a portion of our natural gas and oil production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Under fixed-priced commodity swap agreements, the Company receives a fixed price on a notional quantity in exchange for paying a variable price based on a market index, such as the Columbia Gas Appalachian Index (‘TECO Index”) or Henry Hub for natural gas production and the West Texas Intermediate Light Sweet for oil production. Under put option agreements, we pay the counterparty the fair value at the purchase date. At settlement date we receive the excess, if any, of the fixed floor over floating rate. Under collar contracts, we pay the counterparty if the market price is above the ceiling price and the counterparty pays us if the market price is below the floor price on a notional quantity. The collars and put options for natural gas are settled based on the NYMEX price for natural gas at Henry Hub.

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

At March 31, 2008, the Company had open derivative contracts covering our anticipated future production as follows:

Swap Agreements

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Price
2008	2,218,686	$9.00	148,000	$90.30
2009	2,657,046	$8.85	181,500	$87.23
2010	2,387,640	$8.76	164,250	$85.65
2011	2,196,012	$7.15	151,250	$85.50
2012	—	$—	144,000	$80.00

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

From December 2007 through March 2008, we entered into interest rate swap agreements which effectively fixed the LIBOR rate at 2.66 % to 3.88% on $60.0 million of borrowings. At March 31, 2008, the Company had open interest rate derivative contracts as follows:

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$—	$—	$—
Interest rate derivative contracts	—	203,945	—	203,945
Total derivative instruments	$—	$203,945	$—	$203,945

Liabilities:
Commodity price derivative contracts	$—	$(21,382,283)	—	$(21,382,283)
Interest rate derivative contracts	—	(758,367)	—	(758,367)
Total derivative instruments	$—	$(22,140,650)	$—	$(22,140,650)

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.     Asset Retirement Obligations

The asset retirement obligations as of March 31 reported on our consolidated balance sheets and the changes in the asset retirement obligations for the three months ended March 31 were as follows:

	2008	2007

Asset retirement obligations at January 1,	$189,711	$—
Liabilities added during the current period	1,260,544	424,481
Accretion expense	13,669	8,371
Asset retirement obligation at March 31,	$1,463,924	$432,852

8.     Related Party Transactions

Pursuant to the Restructuring, in Appalachia, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Also, Vinland receives a $0.25 per Mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. For the three months ended March 31, 2008 and 2007, costs incurred under the MSA were $0.1 million in each period. For the three months ended March 31, 2008 and 2007, costs incurred under the GCA were $0.3 million and $0.4 million, respectively. A payable of $3.3 million and $3.8 million is reflected on our March 31, 2008 and December 31, 2007 consolidated balance sheets in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

9.     Common Units and Net Income per Unit

Basic earnings per unit is computed in accordance with SFAS No. 128,“Earnings Per Share” (“SFAS 128”) by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.  At March 31, 2008, the Company had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE Arca under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 11.Unit-Based Compensation . The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit. The 175,000 options and phantom units granted to officers under our long-term incentive plan had no dilutive effect; therefore, have been excluded from the computation of diluted earnings per unit.

In accordance with SFAS 128, dual presentation of basic and diluted earnings per unit has been presented in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 for each class of units issued and outstanding at that date: common units and Class B units.  Net income (loss) per unit is allocated to the common units and the Class B units on an equal basis.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.   Dividends Declared

On March 18, 2008, our board of directors declared a cash distribution attributable to the first quarter of 2008 of $0.445 per unit, payable on May 15, 2008 to unitholders of record on April 30, 2008. This distribution, totaling $4,990,675, has been accrued at March 31, 2008 and is included in accrued expense in our consolidated balance sheet

11.   Unit-Based Compensation

In April 2007, the sole member at that time reserved 460,000 restricted Class B units in VNR for issuance to employees. Certain members of management were granted 365,000 restricted Class B units in VNR in April 2007, which vest two years from the date of grant. In addition, another 55,000 restricted VNR Class B units were issued in August 2007 to two other employees that were hired in April and May of 2007, which will vest over three years. The remaining 40,000 restricted Class B units are available to be awarded to new employees or members of our board of directors as they are retained. In October 2007 and February 2008, four board members were granted 5,000 common units each of which will vest over one year. Additionally, two officers were granted options to purchase an aggregate of 175,000 units under our long-term incentive plan with an exercise price equal to the initial public offering price of $19.00 which vested immediately upon being granted and had a fair value of $0.1 million on the date of grant.

Furthermore, on March 27, 2008, phantom units were granted to two officers in amounts equal to 1.0% of our units outstanding at January 1, 2008 and the amount paid will equal the appreciation in value of the units, if any, from the date of the grant until the determination date (December 31, 2008), plus cash distributions paid on the units, less an 8% hurdle rate. As of March 31, 2008, there has been no appreciation in the value of these units; therefore, no liability or expense has been recognized. These common units, Class B units, options and phantom units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

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

12.  Subsequent Event

In April 2008, we reset the price on 800,000 MMBtu of natural gas puts settling from May 1, 2008 to December 31, 2008 from $7.50 to $9.00 per MMBtu at a cost to the Company of $0.3 million which was funded with cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in Item 1 of this Quarterly Report on Form 10-Q/A and information disclosed in our 2007 Annual Report on Form 10-K/A.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the 2007 Annual Report on Form 10-K/A and this Quarterly Report on Form 10-Q/A, and those set forth from time to time in our filings with the SEC, which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

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

Financial Statement Restatement

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient. Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas in the first quarter of 2008 which made them ineffective.

The Company has restated its consolidated unaudited quarterly financial statements for March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment. The effect of the restatement is to recognize a non-cash mark to market unrealized loss on commodity derivatives of $20.2 million in the first quarter of 2008 and a non-cash mark to market unrealized loss on commodity derivatives of $52.2 in the second quarter of 2008.  The restatement does not impact the economics of the hedge transactions nor does it affect the Company’s cash flow, liquidity, total assets, total liabilities, or members’ equity in any historical or future period.  The restatement did not have any impact on any of the Company’s financial covenants under its reserve-based credit facility. Details of the restatement are indicated in Note 1 to the Consolidated Financial Statements.

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

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments, competition from other sources of energy, and access to capital. Natural gas and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce and our access to capital. As required by our reserve-based credit facility, we have mitigated this volatility for the years 2007 through 2012 by implementing a hedging program on our proved producing and total anticipated production during this time frame.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods ended March 31:

	Three Months Ended March 31,
	2008(a)	2007
	Restated
Revenues:
Natural gas and oil sales	$14,001,598	$8,961,616
Realized loss on commodity cash flow hedges	—	(747,808)
Total revenues	14,001,598	$8,213,808
Costs and expenses:
Lease operating expenses	$2,015,677	$1,146,379
Depreciation, depletion, amortization and accretion	2,823,978	2,028,863
Selling, general and administrative expenses	1,645,791	434,288
Bad debt expense	—	1,007,461
Taxes other than income	966,113	510,882
Total costs and expenses	$7,451,559	$5,127,873
Other income and (expense):
Interest expense, net	$(1,122,046)	$(2,210,156)
Realized loss on commodity derivative contracts	$(1,145,616)	$—
Unrealized loss on commodity derivative contracts	$(20,209,757)	$—
Realized loss on interest rate derivative contracts	$(4,856)	$—
Loss on extinguishment of debt	$—	$(2,501,528)

(a)	The Permian acquisition closed on January 31, 2008 and as such only two months of operations are included in the three month period ending March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Natural gas and oil sales increased $5.0 million to $14.0 million during the three months ended March 31, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Three Months Ended March 31,			Percentage Increase
	2008		2007
Net Natural Gas Production:
Appalachian gas (MMcf)	867		1,068	(19)%
Permian gas (MMcf)	42	(a)	—	N/A
Total natural gas production (MMcf)	909		1,068	(15)%

Average Appalachian daily gas production (Mcf/day)	9,527		11,868	(20)%
Average Permian daily gas production (Mcf/day)	693	(a)	—	N/A
Average Vanguard daily gas production (Mcf/day)	10,220		11,868

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including realized gains (losses) on commodity derivative contracts	$10.47	(b)	$ 7.69	36%
Net realized gas price, excluding realized gains (losses) on commodity derivative contracts	$9.93		$ 8.39	18%

Net Oil Production:
Appalachian oil (Bbls)	10,991		—	N/A
Permian oil (Bbls)	40,722	(a)	—	N/A
Total oil (Bbls)	51,713		—	N/A

Average Appalachian daily oil production (Bbls/day)	121		—	N/A
Average Permian daily oil production (Bbls/day)	679	(a)	—	N/A
Average Vanguard daily oil production (Bbls/day)	800		—

Average Oil Sales Price per Bbl:
Net realized oil price, including realized gains (losses) on commodity derivative contracts	$89.65		—	N/A
Net realized oil price, excluding realized gains (losses) on commodity derivative contracts	$96.33		—	N/A

(a)	The Permian acquisition closed on January 31, 2008 and as such only two months of operations are included in the three month period ending March 31, 2008.

(b)	Excludes amortization of premiums prepaid on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008. Two months of production from this recently completed acquisition contributed $4.3 million of natural gas and oil sales for the three month period ended March 31, 2008. In Appalachia, a decline in natural gas production was partially offset by an increase in oil production for a net production decline of 13% on an Mcfe basis. However, the negative impact of the production decline was offset by an 18% increase in the average realized natural gas sales price received (excluding realized gains (losses) on commodity derivative contracts).

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $0.9 million to $2.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 of which $0.6 million related to the recently closed Permian Basin acquisition. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income increased by $0.5 million for the three months ended March 31, 2008 as compared to the same period in 2007, of which $0.3 million, related to the recently closed Permian Basin acquisition.

Depreciation, depletion and amortization increased to approximately $2.8 million for the three months ended March 31, 2008 from approximately $2.0 million for the three months ended March 31, 2007 due entirely to the additional depletion recorded on the recently completed Permian Basin acquisition.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended March 31, 2008 increased $1.2 million as compared to the three months ended March 31, 2007 primarily resulting from a $0.9 million non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management and the grant of common units to board members during 2007 and 2008. All other selling, general and administrative expenses were $0.7 million for the three months ended March 31, 2008 representing a $0.3 million increase from the same period in 2007 principally due to costs associated with additional employees and being a public company.

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

During the quarter ended March 31, 2008, the Company recognized a $1.1 million realized loss on commodity derivatives and a $20.2 million unrealized loss on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into in order to mitigate commodity price exposure on a portion of our expected production. On November 10, 2008, the Company concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133.  The realized loss on commodity derivatives relates to actual amounts received less premiums previously paid under these derivative contracts while the unrealized loss on commodity derivatives represents the change in the fair value of these derivative instruments.

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

Financial Statement Restatement

On November 10, 2008, in connection with preparing its quarterly report for third quarter 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, management of the Company and the Audit Committee of its Board of Directors concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The primary reasons for this determination were that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient.  Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment. In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas in the first quarter of 2008 which made them ineffective.

Under SFAS No. 133, the fair value of derivative contracts is recognized in the Consolidated Balance Sheet as an asset or liability, and the amounts received or paid under the contracts are reflected in earnings during the period in which the underlying production occurs.  If the derivative contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income”, and changes in the fair value do not affect net income in the period.  If the derivative contract does not qualify for hedge accounting treatment, the change in the fair value of the contract is reflected in earnings during the period as unrealized gain or loss on commodity derivatives.  Under the cash flow hedge accounting treatment used by the Company previously, the fair values of the hedge contracts were recognized in the consolidated balance sheets with the resulting unrealized gain or loss recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings.  As a result of the determination that the documentation failed to meet cash flow hedge accounting treatment, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of earnings in 2008. In addition, the net derivative loss at December 31, 2007 related to the de-designated natural gas derivative contracts entered into in 2007 will continue to be reported in accumulated other comprehensive income until the month in which the transactions settle.

The Company has restated its consolidated unaudited quarterly financial statements for March 31, 2008 and June 30, 2008 to reflect the inability to qualify for hedge accounting treatment. The effect of the restatement is to recognize a non-cash mark to market unrealized loss on commodity derivatives of $20.2 million in the first quarter of 2008 and a non-cash mark to market unrealized loss on commodity derivatives of $52.2 in the second quarter of 2008.  The restatement does not impact the economics of the hedge transactions nor does it affect the Company’s cash flow, liquidity, total assets, total liabilities, or members’ equity in any historical or future period.  The restatement did not have any impact on any of the Company’s financial covenants under its reserve-based credit facility.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair  Value Measurements ” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On February 6, 2008, the FASB issued a final FASB Staff Position (“FSP”) No. FAS 157-b, “ Effective Date of FASB Statement No. 157 .” This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FSP removes certain leasing transactions from the scope of SFAS 157. The effective date of SFAS 157 for non-financial assets and non-financial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company prospectively adopted the standard for those assets and liabilities as of January 1, 2008. See Note 6 in Notes to Consolidated Financial Statements and Part 1—Item 1—Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”  (“SFAS 159”), which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of SFAS 159 is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of SFAS 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. Effective January 1, 2008. Because the Company did not elect to apply the provisions of SFAS 159 to any eligible financial instruments, the adoption did not affect the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are evaluating the impact of SFAS 161 on our consolidated financial statements.

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

Reserve-Based Credit Facility

On January 3, 2007, our operating company, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC), entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. Our reserve-based credit facility was amended and restated in February 2008 to extend the maturity date from January 2011 to March 2011, increase the facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two financial institutions as lenders, Wachovia Bank, N.A. and The Bank of Nova Scotia. The increase in the borrowing base was principally the result of inclusion of the reserves related to the Permian Basin acquisition. As a result, as of March 31, 2008, we had $102.5 million outstanding under our reserve-based credit facility and as of May 13, 2008, we have $47.5 million available to be borrowed. Borrowings under the reserve-based credit facility are available for development and acquisition of natural gas and oil properties, working capital and general limited liability company purposes. Our obligations under the reserve-based credit facility are secured by substantially all of our assets.

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

Commitments and Contractual Obligations

A summary of our contractual obligations as of March 31, 2008 is provided in the following table:

	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	After 2012	Total
Management compensation	$450	$600	$100	$—	$—	$—	$1,150
Asset retirement obligations	—	—	—	164	8	1,292	1,464
Derivative liabilities	6,307	6,325	7,619	4,888	1,704	—	26,843
Long-term debt (1)	—	—	—	102,500	—	—	102,500
Operating leases	30	41	10	—	—	—	81
Total	$6,787	$6,966	$7,729	$107,552	$1,712	$1,292	$132,038

(1)	This table does not include interest to be paid on the principal balances shown as the interest rates on the reserve-based credit facility are variable.

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Amortization of premiums prepaid on derivative contracts;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Unit-based compensation expense; and

•	Realized gains and losses on cancelled derivatives.

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

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, Adjusted EBITDA increased 51%, from $6.9 million to $10.4 million. The following table presents a reconciliation of consolidated net income to adjusted EBITDA:

	Three Months Ended March 31,
	2008	2007
Net loss	$(15,932,236)	$(1,625,749)
Plus:
Interest expense	1,129,660	2,223,123
Loss on extinguishment of debt	—	2,501,528
Depreciation, depletion, amortization and accretion	2,823,978	2,028,863
Bad debt expense	—	1,007,461
Amortization of premiums prepaid on derivative contracts	1,300,609	—
Unrealized loss on commodity derivative contracts	20,209,757	—
Unit-based compensation expense	915,346	—
Realized loss on cancelled derivatives	—	776,633
Less:
Interest income	7,614	12,967
Adjusted EBITDA	$10,439,500	$6,898,892

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the Columbia Gas Appalachian Index (“TECO Index”) for natural gas production and West Texas Intermediate light sweet for oil. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the potential exists that if commodity prices decline to a certain level, the borrowing base can be decreased at the borrowing base determination date to an amount lower than the amount of debt currently outstanding.

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

At March 31, 2008, the fair value of commodity derivative contracts that settle during the next twelve months was a liability of approximately $8.9 million, which we will owe our counterparties.

The following table summarizes commodity derivative contracts in place applicable to periods subsequent to March 31, 2008.

	April 1, - September 30, 2008	October 1, - December 31, 2008	Year 2009	Year 2010	Year 2011	Year 2012
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	1,504,855	713,831	2,657,046	2,387,640	2,196,012	—
Fixed Price ($/MMBtu)	$9.00	$9.00	$8.85	$8.76	$7.15	$—
Puts:
Notional Volume (MMBtu)	507,709	246,920	840,139	—	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$—	$—	$—
Collars:
Notional Volume (MMBtu)	500,000	300,000	1,000,000	730,000	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$8.00	$—	$—
Ceiling Price ($/MMBtu)	$9.00	$9.25	$9.00	$9.30	$—	$—
Total:
Notional Volume (MMBtu)	2,512,564	1,260,751	4,497,185	3,117,640	2,196,012	—

Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	100,000	48,000	181,500	164,250	151,250	144,000
Fixed Price ($/Bbl)	$90.30	$90.30	$87.23	$85.65	$85.50	$80.00

Interest Rate Risks

At March 31, 2008, we had debt outstanding of $102.5 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest hedges discussed below. In December 2007 and during the three months ended March 31, 2008, we entered into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate exposures to fixed interest rates.

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

As part of the preparation of our financial statements for the quarters ended March 31, 2008 and June 30, 2008, we undertook a review of our accounting for natural gas and oil and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating natural gas and oil prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in natural gas and oil prices associated with the sale of natural gas and oil production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, in connection with preparing our quarterly report for third quarter of 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, we determined that our commodity derivative instruments did not qualify for Hedge accounting treatment under FAS 133 in 2008. Specifically, we determined that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient.  Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment for commodity derivative contracts entered into during periods subsequent to December 31, 2007; and, that accounting for commodity derivative instruments entered into during periods subsequent to December 31, 2007 as cash flow Hedges was, therefore, inappropriate.  In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas during that quarter which made them ineffective.  Accordingly, we are restating the consolidated financial statements for the three months ended March 31, 2008 as reflected in this Form 10-Q/A which reflects the appropriate changes.  Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that since March 31, 2008, a material weakness in internal control over financial reporting has existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.

We carried out an evaluation in accordance with Exchange Act Rules 13a-15 under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weakness, our disclosure controls and procedures were not effective as of March 31, 2008.  The Company is evaluating the necessary changes in control procedures required to remediate this material weakness such that the Company’s internal controls over financial reporting will be effective at the reasonable assurance level at December 31, 2008.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q/A or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our units, please refer to the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007 other than those set forth below. For further information, see Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Period	Number of common units repurchased	Weighted average price paid per common unit
January 1, 2008 to January 31, 2008	5,000	$14.50
February 1, 2008 to February 29, 2008	10,000	$16.28
March 1, 2008 to March 31, 2008	300	$14.70
Total common units purchased	15,300	$15.67

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

Date: December 19, 2008
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