Form 10-Q/A
period 2008-06-30
Vanguard Natural Resources, LLC
filed 2008-12-19
CIK 1384072

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:	Restated		Restated
Natural gas and oil sales	$20,852,386	$10,106,737	$34,853,984	$19,068,353
Realized losses on commodity cash flow hedges	—	(918,044)	—	(1,665,852)
Total revenues	20,852,386	9,188,693	34,853,984	17,402,501

Costs and expenses:
Lease operating expenses	2,300,076	1,314,041	4,315,753	2,460,420
Depreciation, depletion, amortization and accretion	3,330,024	2,291,426	6,154,002	4,320,289
Selling, general and administrative expenses	1,636,675	781,198	3,282,466	1,215,489
Bad debt expense	—	—	—	1,007,458
Taxes other than income taxes	1,428,965	380,110	2,395,078	890,992
Total costs and expenses	8,695,740	4,766,775	16,147,299	9,894,648

Income from operations	12,156,646	4,421,918	18,706,685	7,507,853

Other income and (expense):
Interest income	4,394	14,679	12,008	27,646
Interest expense	(1,244,450)	(2,196,691)	(2,374,110)	(4,419,814)
Realized loss on commodity derivative contracts	(5,703,498)	—	(6,849,114)	—
Unrealized loss on commodity derivative contracts	(52,186,386)	—	(72,396,143)	—
Realized loss on interest rate derivative contracts	(46,450)	—	(51,306)	—
Loss on extinguishment of debt	—	—	—	(2,501,528)
Total other expense, net	(59,176,390)	(2,182,012)	(81,658,665)	(6,893,696)

Net income (loss)	$(47,019,744)	$2,239,906	$(62,951,980)	$614,157

Net income (loss) per unit:
Common & Class B units - basic	$(4.19)	$0.38	$(5.61)	$0.11

Common & Class B units - diluted	$(4.19)	$0.38	$(5.61)	$0.11

Weighted average units outstanding:
Common units - basic & diluted	10,795,000	5,540,000	10,795,000	5,540,000
Class B units - basic & diluted	420,000	296,813	420,000	149,227

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Restated (unaudited)
Assets
Current assets
Cash and cash equivalents	$3,900,503	$3,109,563
Trade accounts receivable, net	10,825,985	4,372,731
Derivative assets	—	4,017,085
Other current assets	719,273	453,198
Total current assets	15,445,761	11,952,577

Property and equipment, net of accumulated depreciation	203,037	166,455

Natural gas and oil properties, at cost	219,299,247	135,435,240
Accumulated depletion	(34,594,152)	(28,451,891)
Natural gas and oil properties, net - full cost method	184,705,095	106,983,349

Other assets
Derivative assets	702,079	1,329,511
Deferred financing costs	973,191	941,833
Non-current deposits	45,963	8,285,883
Other assets	1,061,309	1,519,577
Total assets	$203,136,435	$131,179,185

Liabilities and members’ equity

Current liabilities
Accounts payable - trade	$947,507	$1,056,627
Accounts payable - natural gas and oil	1,034,750	257,073
Payables to affiliates	4,161,308	3,838,328
Derivative liabilities	27,109,030	—
Accrued expenses	3,435,907	203,159
Total current liabilities	36,688,502	5,355,187

Long-term debt	102,500,000	37,400,000
Derivative liabilities	47,582,633	5,903,384
Asset retirement obligations	1,532,881	189,711
Total liabilities	188,304,016	48,848,282

Commitments and contingencies

Members’ equity
Members’ capital, 10,795,000 common units issued and outstanding at June 30, 2008 and December 31, 2007	19,220,375	90,257,856
Class B units, 420,000 issued and outstanding at June 30, 2008 and December 31, 2007	3,495,153	2,131,995
Accumulated other comprehensive loss	(7,883,109)	(10,058,948)
Total members’ equity	14,832,419	82,330,903
Total liabilities and members’ equity	$203,136,435	$131,179,185

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities	Restated
Net income (loss)	$(62,951,980)	$614,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	6,154,002	4,320,289
Amortization of deferred financing costs	173,045	142,234
Bad debt expense	—	1,007,458
Unit-based compensation	1,896,347	563,143
Amortization of premiums paid and non-cash settlements on derivative contracts	2,531,193	733,504
Unrealized loss on commodity derivative contracts	72,396,143	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,453,254)	(322,027)
Payables to affiliates	614,969	(2,083,796)
Other current assets	(223,398)	(12,372)
Price risk management activities, net	(442,840)	(8,475,676)
Accounts payable	668,556	2,393,459
Accrued expenses	3,158,730	(1,713,858)
Net cash provided by (used in) operating activities	17,521,513	(2,833,485)

Investing activities
Additions to property and equipment	(61,659)	(31,211)
Additions to natural gas and oil properties	(6,677,962)	(6,132,607)
Acquisitions of natural gas and oil properties	(66,389,952)	—
Deposits and prepayments of natural gas and oil properties	48,074	(455,883)
Net cash used in investing activities	(73,081,499)	(6,619,701)

Financing activities
Proceeds from borrowings	74,400,000	114,600,000
Repayment of debt	(9,300,000)	(99,667,500)
Contributions from members	—	41,221,000
Distributions to members	(8,254,240)	(41,220,000)
Financing costs	(204,403)	(1,194,270)
Offering costs	(54,192)	(1,571,993)
Purchase of units for unit-based compensation	(236,239)	—
Net cash provided by financing activities	56,350,926	12,167,237

Net increase in cash and cash equivalents	790,940	2,714,051
Cash and cash equivalents, beginning of period	3,109,563	1,730,956
Cash and cash equivalents, end of period	$3,900,503	$4,445,007

Supplemental cash flow information:
Cash paid for interest	$1,802,039	$4,826,132
Non-cash financing and investing activities:
Asset retirement obligations	$1,309,854	$155,800
Assumption of fixed-price oil swaps	$1,128,114	$—
Deferred swap liability	$—	$7,322,685
Initial contribution of assets	$—	$3,289,055
Transfer of deposit for acquisition of natural gas and oil properties	$7,830,000	—

 See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Restated		Restated
Net income (loss)	$(47,019,744)	$2,239,906	$(62,951,980)	$614,157

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during the period	1,256,501	698,959	2,747,150	(10,966,008)
Reclassification adjustments for settlements	(154,883)	911,890	(571,311)	507,743
Other comprehensive income (loss)	1,101,618	1,610,849	2,175,839	(10,458,265)

Comprehensive income (loss)	$(45,918,126)	$3,850,755	$(60,776,141)	$(9,844,108)

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

The consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three months and six months ended June 30, 2008 and 2007 include the accounts of VNR and its wholly owned subsidiaries.  The Company presents its financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

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

In this Form 10-Q/A, the Company is restating the Consolidated Financial Statements for the three months and six months ended June 30, 2008. A non-cash mark to market unrealized loss on commodity derivatives of $52.2 million has been reclassified from other comprehensive loss to a separate line on the Consolidated Statements of Operations. The effect of the reclassification on our financial statements is as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Previously Reported	As Restated	Previously Reported	As Restated

Consolidated Statements of Operations
Unrealized loss on commodity derivative contracts	$—	$(52,186,386)	$—	$(72,396,143)
Net income (loss)	$5,164,168	$(47,019,744)	$9,440,188	$(62,951,980)
Basic and diluted net income (loss) per unit	$0.46	$(4.19)	$0.84	$(5.61)

	June 30, 2008
	Previously Reported	As Restated

Consolidated Balance Sheets

Accumulated other comprehensive loss	$(80,275,277)	$(7,883,109)

	For the Six Months Ended June 30, 2008
	Previously Reported	As Restated

Consolidated Statements of Cash Flows
Cash Flows from Operating Activities:
Net income (loss)	$9,440,188	$(62,951,980)
Unrealized loss on commodity derivative contracts	$—	$72,396,143

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c)	Recently Adopted Accounting Pronouncements:

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

2.     Acquisitions

On December 21, 2007, we entered in to a Purchase and Sale Agreement with the Apache Corporation for the purchase of certain oil and natural gas properties located in ten separate fields in the Permian Basin of West Texas and Southeastern New Mexico. The purchase price for said assets was $78.3 million with an effective date of October 1, 2007. We completed this acquisition on January 31, 2008 for an adjusted purchase price of $73.4 million, subject to customary post closing adjustments. The post closing adjustments reduced the final purchase price to $71.5 million and included a purchase price adjustment of $6.8 million for the cash flow from the acquired properties for the period between the effective date, October 1, 2007, and the final settlement date. The purchase price included a payment of $7.8 million paid by us to the seller in December 2007 and this amount is reported in non-current deposits in our consolidated balance sheet at December 31, 2007. As part of this acquisition, we assumed fixed-price oil swaps covering approximately 90% of the estimated proved developed producing oil reserves through 2011 at a weighted average price of $87.29. The fair value of these fixed-price oil swaps was a liability of $1,128,114 at January 31, 2008. This acquisition was funded with borrowings under our existing reserve-based credit facility. At this time, we do not have the information available to provide pro-forma results of operations for the three months and six months ended June 30, 2007. In lieu of the pro-forma information, the table below reflects the audited statement of combined revenues and direct operating expenses of the oil and gas properties purchased from Apache for the year ended December 31, 2007.

Year Ended December 31, 2007
(In thousands)
Revenues	$18,205
Direct operating expenses	(6,624)
Excess of revenues over direct operating expenses	$11,581

On July 28, 2008, we acquired certain natural gas and oil properties in South Texas. See Note 11. Subsequent Event for further discussion.

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

Interest rates under the reserve-based credit facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. At June 30, 2008, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid
Borrowing Base Utilization Percentage	≤25%	>25%≤50%	>50%≤75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

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

On January 3, 2007, our Predecessor’s natural gas price swaps were terminated, which resulted in the Company incurring swap termination fees of $2.8 million and an additional loss on derivative contracts of approximately $0.8 million included in our consolidated statement of operations for the six months ended June 30, 2007. New natural gas derivative contracts were put in place in conjunction with entering into the reserve-based credit facility as described in Note 4.Credit Facility and Long-Term Debt. The Company paid $6.5 million for the put option contracts and payments for the put option contracts and the swap termination fee were funded with borrowings under the reserve-based credit facility. At our election, also in January 2007, we entered into a NYMEX natural gas collar contract. In May 2007, we reset our 2007, 2008 and 2009 natural gas swaps at higher prices and incurred a $7.3 million deferred swap payment obligation with the derivative counterparty which accrued interest daily at 7.36% and was payable at the earlier of five days after the closing of an equity issuance or November 1, 2007. The deferred swap obligation was paid in October 2007 using proceeds from our IPO.

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

From December 2007 through March 2008, we entered into interest rate swap agreements which effectively fixed the LIBOR rate at 2.66 % to 3.88% on $60.0 million of borrowings. At June 30, 2008, the Company had open interest rate derivative contracts as follows:

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$—	$—	$—
Interest rate derivative contracts	—	702,079	—	702,079
Total derivative instruments	$—	$702,079	$—	$702,079

Liabilities:
Commodity price derivative contracts	$—	$(74,691,663)	$—	$(74,691,663)
Interest rate derivative contracts	—	—	—	—
Total derivative instruments	$—	$(74,691,663)	$—	$(74,691,663)

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Asset Retirement Obligations

The asset retirement obligations as of June 30 reported on our consolidated balance sheets and the changes in the asset retirement obligations for the six months ended June 30 were as follows:

	2008	2007

Asset retirement obligations at January 1,	$189,711	$—
Liabilities added during the current period	1,309,854	424,806
Accretion expense	33,316	10,832
Asset retirement obligation at June 30,	$1,532,881	$435,638

8. Related Party Transactions

Pursuant to the Restructuring, in Appalachia, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Also, Vinland receives a $0.25 per Mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” This transportation fee only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined under a Gathering and Compression Agreement (“GCA”) with Vinland and are reflected in our lease operating expenses. Costs incurred under the MSA were $0.2 million for each of the three months ended June 30, 2008 and 2007 and $0.3 million for each of the six months ended June 30, 2008 and 2007. Costs incurred under the GCA were $0.2 million and $0.4 million for the three months ended June 30, 2008 and 2007 and $0.5 million and $0.7 million for the six months ended June 30, 2008 and 2007. A payable of $4.1 million and $3.8 million is reflected on our June 30, 2008 and December 31, 2007 consolidated balance sheets in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

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

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Furthermore, on March 27, 2008, phantom units were granted to two officers in amounts equal to 1.0% of our units outstanding at January 1, 2008 and the amount paid will equal the appreciation in value of the units, if any, from the date of the grant until the determination date (December 31, 2008), plus cash distributions paid on the units, less an 8% hurdle rate. As of June 30, 2008, a liability and expense of $0.1 million has been recognized. These common units, Class B units, options and phantom units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under SFAS No. 123(R), Share-Based Payment.

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

11.  Subsequent Event

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in Item 1 of this Quarterly Report on Form 10-Q/A and information disclosed in our 2007 Annual Report on Form 10-K.

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

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	≤25%	>25%≤50%	>50%≤75%	>75%
Eurodollar Loans	1.000%	1.250%	1.500%	1.750%
ABR Loans	0.000%	0.250%	0.500%	0.750%
Commitment Fee Rate	0.250%	0.300%	0.375%	0.375%
Letter of Credit Fee	1.000%	1.250%	1.500%	1.750%

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

 Results of Operations

The following table sets forth selected financial and operating data for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008(a)	2007
Revenues:	Restated		Restated
Natural gas and oil sales	$20,852,386	$10,106,737	$34,853,984	$19,068,353
Realized losses on commodity cash flow hedges	—	(918,044)	—	(1,665,852)
Total revenues	20,852,386	$9,188,693	34,853,984	$17,402,501
Costs and expenses:
Lease operating expenses	$2,300,076	$1,314,041	$4,315,753	$2,460,420
Depreciation, depletion, amortization and accretion	3,330,024	2,291,426	6,154,002	4,320,289
Selling, general and administrative expenses	1,636,675	781,198	3,282,466	1,215,489
Bad debt expense	—	—	—	1,007,458
Taxes other than income taxes	1,428,965	380,110	2,395,078	890,992
Total costs and expenses	$8,695,740	$4,766,775	$16,147,299	$9,894,648
Other Income and (Expense):
Interest expense, net	$(1,240,056)	$(2,182,012)	$(2,362,102)	$(4,392,168)
Realized loss on commodity derivative contracts	$(5,703,498)	$—	$(6,849,114)	$—
Unrealized loss on commodity derivative contracts	$(52,186,386)	$—	$(72,396,143)	$—
Realized loss on interest rate derivative contracts	$(46,450)	$—	$(51,306)	$—
Loss on extinguishment of debt	$—	$—	$—	$(2,501,528)

(a)	The Permian acquisition closed on January 31, 2008 and as such only five months of operations are included in the six month period ended June 30, 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Natural gas and oil sales increased $10.7 million to $20.8 million during the three months ended June 30, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Three Months Ended June 30,				Percentage Increase
	2008		2007		(Decrease)
Net Natural Gas Production:
Appalachian gas (MMcf)	903		1,032		(13)%
Permian gas (MMcf)	109		—		N/A
Total natural gas production (MMcf)	1,012		1,032		(2)%

Average Appalachian daily gas production (Mcf/day)	9,922		11,340		(13)%
Average Permian daily gas production (Mcf/day)	1,202		—		N/A
Average Vanguard daily gas production (Mcf/day)	11,124		11,340

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including realized gains (losses) on commodity derivative contracts	$10.35	(a)	$9.12	(a)	13%
Net realized gas price, excluding realized gains (losses) on commodity derivative contracts	$13.14		$9.30		41%

Net Oil Production:
Appalachian oil (Bbls)	10,430		8,513		22%
Permian oil (Bbls)	61,817		—		N/A
Total oil (Bbls)	72,247		8,513		749%

Average Appalachian daily oil production (Bbls/day)	115		94		22%
Average Permian daily oil production (Bbls/day)	679		—		N/A
Average Vanguard daily oil production (Bbls/day)	794		94

Average Oil Sales Price per Bbl:
Net realized oil price, including realized gains (losses) on commodity derivative contracts	$81.01		$60.46		34%
Net realized oil price, excluding realized gains (losses) on commodity derivative contracts	$104.44		$60.46		73%

(a)	Excludes amortization of premiums paid and non-cash settlement on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008 and increases in commodity prices. Production from the Permian Basin contributed $8.0 million of natural gas and oil sales for the three month period ended June 30, 2008. In Appalachia, a decline in natural gas production was partially offset by an increase in oil production for a net production decline of 11% on an Mcfe basis. However, the negative impact of the production decline was offset by a 41% increase in the average realized natural gas sales price received (excluding realized gains (losses) on commodity derivative contracts) and a 73% increase in the average realized oil price (excluding realized gains (losses) on commodity derivative contracts).

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $1.0 million to $2.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 of which $0.9 million related to the Permian Basin acquisition. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income taxes increased by $1.0 million for the three months ended June 30, 2008 as compared to the same period in 2007, of which $0.6 million, related to the Permian Basin acquisition.

Depreciation, depletion and amortization increased to approximately $3.3 million for the three months ended June 30, 2008 from approximately $2.3 million for the three months ended June 30, 2007 due primarily to the additional depletion recorded on oil and gas properties acquired in the Permian Basin acquisition.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended June 30, 2008 increased $0.8 million as compared to the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007 these expenses included a $1.0 million and $0.6 million, respectively, non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management, the grant of common units to board members and the grant of phantom units to management during 2007 and 2008. All other selling, general and administrative expenses were $0.6 million for the three months ended June 30, 2008 representing a $0.4 million increase from the same period in 2007 principally due to costs associated with additional employees and being a public company.

Interest expense declined to $1.2 million for the three months ended June 30, 2008 compared to $2.2 million for the three months ended June 30, 2007 primarily due to a reduction in the weighted average outstanding borrowings and lower interest rates.

During the quarter ended June 30, 2008, the Company recognized a $5.7 million realized loss on commodity derivatives and a $52.2 million unrealized loss on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into in order to mitigate commodity price exposure on a portion of our expected production. On November 10, 2008, the Company concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133.  The realized loss on commodity derivatives relates to actual amounts received less premiums previously paid under these derivative contracts while the unrealized loss on commodity derivatives represents the change in the fair value of these derivative instruments.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Natural gas and oil sales increased $15.8 million to $34.9 million during the six months ended June 30, 2008 as compared to the same period in 2007. The key revenue measurements were as follows:

	Six Months Ended June 30,				Percentage Increase
	2008		2007		(Decrease)
Net Natural Gas Production:
Appalachian gas (MMcf)	1,770		2,100		(16)%
Permian gas (MMcf)	151	(a)	—		N/A
Total natural gas production (MMcf)	1,921		2,100		(9)%

Average Appalachian daily gas production (Mcf/day)	9,724		11,602		(16)%
Average Permian daily gas production (Mcf/day)	1,000	(a)	—		N/A
Average Vanguard daily gas production (Mcf/day)	10,724		11,602

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including realized gains (losses) on commodity derivative contracts	$10.41	(b)	$8.39	(b)	24%
Net realized gas price, excluding realized gains (losses) on commodity derivative contracts	$11.62		$8.84		31%

Net Oil Production:
Appalachian oil (Bbls)	21,421		8,513		151%
Permian oil (Bbls)	102,539	(a)	—		N/A
Total oil (Bbls)	123,960		8,513		1,356%

Average Appalachian daily oil production (Bbls/day)	118		47		151%
Average Permian daily oil production (Bbls/day)	679	(a)	—		N/A
Average Vanguard daily oil production (Bbls/day)	797		47

Average Oil Sales Price per Bbl:
Net realized oil price, including realized gains (losses) on commodity derivative contracts	$84.61		$60.46		40%
Net realized oil price, excluding realized gains (losses) on commodity derivative contracts	$101.06		$60.46		67%

(a)	The Permian acquisition closed on January 31, 2008 and as such only five months of operations are included in the six month period ended June 30, 2008.

(b)	Excludes amortization of premiums paid and non-cash settlement on derivative contracts.

The increase in natural gas and oil sales was due primarily to the impact of the Permian Basin acquisition completed on January 31, 2008 and an increase in commodity prices. Five months of production from the Permian Basin contributed $12.3 million of natural gas and oil sales for the six month period ended June 30, 2008. In Appalachia, a decline in natural gas production was partially offset by an increase in oil production for a net production decline of 12% on an Mcfe basis. However, the negative impact of the production decline was offset by a 31% increase in the average realized natural gas sales price received (excluding realized gains (losses) on commodity derivative contracts) and a 67% increase in the average realized oil price (excluding realized gains (losses) on commodity derivative contracts).

Costs and Expenses

Production costs consist of the lease operating expenses and taxes other than income taxes (severance and ad valorem taxes). Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per month per well administrative charge pursuant to a management services agreement with Vinland, a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, paid to Vinland pursuant to a gathering and compression agreement with Vinland. Lease operating expenses increased by $1.8 million to $4.3 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 of which $1.5 million related to the Permian Basin acquisition. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Taxes other than income taxes increased by $1.5 million for the six months ended June 30, 2008 as compared to the same period in 2007, of which $0.9 million, related to the Permian Basin acquisition.

Depreciation, depletion and amortization increased to approximately $6.1 million for the six months ended June 30, 2008 from approximately $4.3 million for the six months ended June 30, 2007 due primarily to the additional depletion recorded on the oil and gas properties acquired in the Permian Basin acquisition.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the six months ended June 30, 2008 increased $2.1 million as compared to the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007 these expenses included a $1.9 million and $0.6 million non-cash compensation charge related to the grant of restricted Class B units to management and an employee, the grant of unit options to management, the grant of common units to board members and the grant of phantom units to management during 2007 and 2008. All other selling, general and administrative expenses were $1.4 million for the six months ended June 30, 2008 representing a $0.8 million increase from the same period in 2007 principally due to costs associated with additional employees and being a public company.

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

During the six months ended June 30, 2008, the Company recognized a $6.8 million realized loss on commodity derivatives and a $72.4 million unrealized loss on commodity derivatives, respectively. These amounts relate to derivative contracts that the Company entered into in order to mitigate commodity price exposure on a portion of our expected production. On November 10, 2008, the Company concluded that the contemporaneous formal documentation it had prepared to support its initial hedge designations and subsequent assessments for ineffectiveness in connection with the Company’s natural gas and oil hedging program in 2008 did not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133.  The realized loss on commodity derivatives relates to actual amounts received less premiums previously paid under these derivative contracts while the unrealized loss on commodity derivatives represents the change in the fair value of these derivative instruments.

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

Commitments and Contractual Obligations

A summary of our contractual obligations as of June 30, 2008 is provided in the following table:

	Payments Due by Year (in thousands)
	2008	2009	2010	2011	2012	After 2012	Total
Management compensation	$300	$600	$100	$—	$—	$—	$1,000
Asset retirement obligations	—	—	—	166	8	1,359	1,533
Derivative liabilities	14,267	23,409	25,113	14,484	6,847	—	84,120
Long-term debt (1)	—	—	—	102,500	—	—	102,500
Operating leases	20	41	10	—	—	—	71
Total	$14,587	$24,050	$25,223	$117,150	$6,855	$1,359	$189,224

(1)	This table does not include interest to be paid on the principal balances shown as the interest rates on the reserve-based credit facility are variable.

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense (including write-off of deferred financing fees);

•	Loss on extinguishment of debt;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Bad debt expenses;

•	Amortization of premiums paid and non-cash settlement on derivative contracts;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Unit-based compensation expense; and

•	Realized (gain) loss on cancelled derivatives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$(47,019,744)	$2,239,906	$(62,951,980)	$614,157
Plus:
Interest expense	1,244,450	2,196,691	2,374,110	4,419,814
Loss on extinguishment of debt	—	—	—	2,501,528
Depreciation, depletion, amortization and accretion	3,330,024	2,291,426	6,154,002	4,320,289
Bad debt expense	—	—	—	1,007,458
Amortization of premiums paid and non-cash settlement on derivative contracts	1,230,584	733,504	2,531,193	733,504
Unrealized loss on commodity derivative contracts	52,186,386	—	72,396,143	—
Non-cash compensation expense	981,002	563,143	1,896,347	563,143
Realized loss on cancelled derivatives	—	—	—	776,633
Less:
Interest income	4,394	14,679	12,008	27,646
Adjusted EBITDA	$11,948,308	$8,009,991	$22,387,807	$14,908,880

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

At June 30, 2008, the fair value of commodity derivative contracts that settle during the next twelve months was a liability of approximately $27.1 million, which we will owe our counterparties.

The following table summarizes commodity derivative contracts in place applicable to periods subsequent to June 30, 2008.

	July 1, - September 30, 2008	October 1, - December 31, 2008	Year 2009	Year 2010	Year 2011	Year 2012
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	738,608	713,831	2,657,046	2,387,640	2,196,012	—
Fixed Price ($/MMBtu)	$9.00	$9.00	$8.85	$8.76	$7.15	$-—
Puts:
Notional Volume (MMBtu)	314,391	246,920	840,139	—	—	—
Floor Price ($/MMBtu)	$7.50	$7.50	$7.50	$—	$—	$—
Collars:
Notional Volume (MMBtu)	300,000	300,000	1,000,000	730,000	—	—
Floor Price ($/MMBtu)	$9.00	$9.00	$7.50	$8.00	$—	$—
Ceiling Price ($/MMBtu)	$9.00	$9.25	$9.00	$9.30	$—	$—
Total:
Notional Volume (MMBtu)	1,352,999	1,260,751	4,497,185	3,117,640	2,196,012	—

Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	49,500	48,000	181,500	164,250	151,250	144,000
Fixed Price ($/Bbl)	$90.30	$90.30	$87.23	$85.65	$85.50	$80.00

Interest Rate Risks

At June 30, 2008, we had debt outstanding of $102.5 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility and if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest hedges discussed below. In December 2007 and during the first quarter of 2008, we entered into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate exposures to fixed interest rates.

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

As part of the preparation of our financial statements for the quarters ended March 31, 2008 and June 30, 2008, we undertook a review of our accounting for natural gas and oil and interest rate derivatives. We use derivative instruments as a means of reducing financial exposure to fluctuating natural gas and oil prices and interest rates. We included changes from period to period in the fair value of derivatives classified as cash flow hedges (“Hedges”) as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”) as allowed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This Hedge accounting treatment is allowed for certain derivatives, including the types of derivatives used by us to reduce exposure to changes in natural gas and oil prices associated with the sale of natural gas and oil production and fluctuations in interest rates. In order to qualify for Hedge accounting treatment, specific standards and documentation requirements must be met. We believed that we met those requirements and that our derivative accounting treatment was permitted under FAS 133. However, in connection with preparing our quarterly report for third quarter of 2008 and discussion with BDO Seidman, LLP, the Company’s new independent registered public accounting firm, we determined that our commodity derivative instruments did not qualify for Hedge accounting treatment under FAS 133 in 2008. Specifically, we determined that the formal hedge documentation lacked specificity of the hedged cash flow and the quantitative subsequent assessments for ineffectiveness were insufficient.  Therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment for commodity derivative contracts entered into during periods subsequent to December 31, 2007; and, that accounting for commodity derivative instruments entered into during periods subsequent to December 31, 2007 as cash flow Hedges was, therefore, inappropriate.  In addition, the natural gas derivative swap contracts entered into in 2007 were de-designated as cash flow hedges in the first quarter of 2008 due to an overhedged position in natural gas during that quarter which made them ineffective.  Accordingly, we are restating the consolidated financial statements for the three months ended June 30, 2008 as reflected in this Form 10-Q/A which reflects the appropriate changes.  Management has concluded, based on the circumstances involving the restatement of the aforementioned financial statements that since March 31, 2008, a material weakness in internal control over financial reporting has existed with respect to the design of the Company’s controls over the proper recording and disclosure of derivative instruments in accordance with FAS 133.

We carried out an evaluation in accordance with Exchange Act Rules 13a-15 under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the aforementioned material weakness, our disclosure controls and procedures were not effective as of June 30, 2008.  The Company is evaluating the necessary changes in control procedures required to remediate this material weakness such that the Company’s internal controls over financial reporting will be effective at the reasonable assurance level at December 31, 2008.

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

The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the full text of the Form of Indemnification Agreement, which was previously filed with our Quarterly report on Form 10-Q on August 13, 2008 and incorporated herein by reference.

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