Form 10-K/A
period 2008-12-31
Vanguard Natural Resources, LLC
filed 2010-02-04
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33756

Vanguard Natural Resources, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1521161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7700 San Felipe, Suite 485 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 327-2255
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

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

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Report”) is being filed solely to include, as Exhibit 23.1 a consent from BDO Seidman, LLP and as Exhibits 23.2 and 23.3, consents from UHY LLP, each permitting the consolidated financial statements contained in the Original Report to be incorporated by reference into our Registration Statement on Form S-8 (No. 333-152448). This amendment continues to speak as of the date of the Original Report and does not otherwise update any exhibits as originally filed or otherwise reflect events occurring after the filing of the Original Report. Accordingly, this amendment should be read in conjunction with the Original Report.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  See Index to Financial Statement in Item 8 of the Original Report.

(b) Exhibits

The following exhibits are incorporated by reference into the filing indicated or are filed herewith.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.1+	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.2+	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.3+	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.4+	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.5	Management Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.6	Participation Agreement, effective January 5, 2007, by and between Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.7	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.8	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.9	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.10	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.11	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.12	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.13	Amended and Restated Operating Agreement by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Ariana Energy, LLC, dated October 2, 2007 and effective as of January 5, 2007	Form S-1/A, filed October 22, 2007 (File No. 333-142363)
10.14	Operating Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.15
Amended and Restated Indemnity Agreement by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, dated September 11, 2007
Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.16	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.17	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.18+	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19+	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.20	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.22	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.23+	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.24	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.25	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27+	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.28	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.29	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
10.30	Amended and Restated Credit Agreement, dated February 14, 2008, by and between Nami Holding Company, LLC, Citibank, N.A., as administrative agent and L/C issuer and the lenders party thereto	Previously filed with our Form 10-K on March 31, 2008
10.31	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)
10.32+	Form of Indemnity Agreement dated August 7, 2008	Previously filed with our Quarterly report on Form 10-Q on August 13, 2008
10.33	Second Amendment to First Amended and Restated Credit Agreement, dated October 22, 2008, by and between Vanguard Natural Gas, LLC, Compass Bank, as lender, and Citibank, N.A., as administrative agent	Previously filed with our Quarterly report on Form 10-Q on November 14, 2008
10.34	First Amendment to First Amended and Restated Credit Agreement, dated May 15, 2008, by and between Vanguard Natural Gas, LLC, lenders party thereto, and Citibank, N.A., as administrative agent	Previously filed with our Form 10-K on March 11, 2009
10.35	Third Amendment to First Amended and Restated Credit Agreement, dated February 18, 2009, by and between Vanguard Natural Gas, LLC, lenders party thereto, and Citibank, N.A., as administrative agent	Previously filed with our Form 10-K on March 11, 2009
16.1	Letter re change in certifying accountant	Form 8-K, filed on September 2, 2008 (File No. 001-33756)
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Previously filed with our Form 10-K on March 11, 2009
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm	Filed herewith
23.3	Consent of UHY LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vanguard Natural Resources, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February, 2010.

VANGUARD NATURAL RESOURCES, LLC

By: /s/ Scott W. Smith
Scott W. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 4, 2010	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 4, 2010	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief
Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

February 4, 2010	*
W. Richard Anderson
Director

February 4, 2010	*
Bruce W. McCullough
Director

February 4, 2010	*
John R. McGoldrick
Director

February 4, 2010	*
Loren Singletary
Director

February 4, 2010	*
Lasse Wagene
Director

* By: /s/ Scott W. Smith
Attorney-in-fact

Vanguard Natural Resources, LLC
EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.1+	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.2+	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.3+	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.4+	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.5	Management Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.6	Participation Agreement, effective January 5, 2007, by and between Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC, Trust Energy Company, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.7	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.8	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC, Vinland Energy Eastern, LLC, Vanguard Natural Gas, LLC and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.9	Gathering and Compression Agreement, effective January 5, 2007, by and between Vinland Energy Gathering, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.10	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Ariana Energy, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.11	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vanguard Natural Gas, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.12	Well Services Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC and Nami Resources Company, L.L.C.	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.13	Amended and Restated Operating Agreement by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Ariana Energy, LLC, dated October 2, 2007 and effective as of January 5, 2007	Form S-1/A, filed October 22, 2007 (File No. 333-142363)
10.14	Operating Agreement, effective January 5, 2007, by and between Vinland Energy Operations, LLC, Vinland Energy Eastern, LLC and Trust Energy Company, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.15
Amended and Restated Indemnity Agreement by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, dated September 11, 2007
Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.16	Revenue Payment Agreement by and between Nami Resources Company, L.L.C. and Trust Energy Company, dated April 18, 2007 and effective as of January 5, 2007	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.17	Gas Supply Agreement, dated April 18, 2007, by and between Nami Resources Company, L.L.C. and Trust Energy Company	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.18+	Amended Employment Agreement, dated April 18, 2007, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.19+	Amended Employment Agreement, dated April 18, 2007, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.20	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.21	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.22	Omnibus Agreement, dated October 29, 2007, among Majeed S. Nami, Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Ariana Energy, LLC and Trust Energy Company, LLC.	Form 8-K, filed November 2, 2007 (File No. 001-33756)
10.23+	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)
10.24	Natural Gas Contract, dated May 26, 2003, between Nami Resources Company, Inc. and Osram Sylvania Products, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.25	Natural Gas Purchase Contract, dated December 16, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.26	Natural Gas Purchase Contract, dated December 28, 2004, between Nami Resources Company, LLC and Dominion Field Services, Inc.	Form S-1/A, filed August 21, 2007 (File No. 333-142363)
10.27+	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.28	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.29	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
10.30	Amended and Restated Credit Agreement, dated February 14, 2008, by and between Nami Holding Company, LLC, Citibank, N.A., as administrative agent and L/C issuer and the lenders party thereto	Previously filed with our Form 10-K on March 31, 2008
10.31	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)
10.32+	Form of Indemnity Agreement dated August 7, 2008	Previously filed with our Quarterly report on Form 10-Q on August 13, 2008
10.33	Second Amendment to First Amended and Restated Credit Agreement, dated October 22, 2008, by and between Vanguard Natural Gas, LLC, Compass Bank, as lender, and Citibank, N.A., as administrative agent	Previously filed with our Quarterly report on Form 10-Q on November 14, 2008
10.34	First Amendment to First Amended and Restated Credit Agreement, dated May 15, 2008, by and between Vanguard Natural Gas, LLC, lenders party thereto, and Citibank, N.A., as administrative agent	Previously filed with our Form 10-K on March 11, 2009
10.35	Third Amendment to First Amended and Restated Credit Agreement, dated February 18, 2009, by and between Vanguard Natural Gas, LLC, lenders party thereto, and Citibank, N.A., as administrative agent	Previously filed with our Form 10-K on March 11, 2009
16.1	Letter re change in certifying accountant	Form 8-K, filed on September 2, 2008 (File No. 001-33756)
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Previously filed with our Form 10-K on March 11, 2009
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm	Filed herewith
23.3	Consent of UHY LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.