Form 10-Q
period 2010-03-31
Vanguard Natural Resources, LLC
filed 2010-05-04
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33756

Vanguard Natural Resources, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1521161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3000 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
 Common units outstanding on April 29, 2010: 18,416,173.

4
VANGUARD NATURAL RESOURCES, LLC

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:

/day	= per day	Mcf	= thousand cubic feet

Bbls	= barrels	Mcfe	= thousand cubic feet of natural gas equivalents

Bcfe	= billion cubic feet equivalents	MMBtu	= million British thermal units

Gal	= gallons	MMcf	= million cubic feet

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Natural gas, natural gas liquids and oil sales	$20,070	$9,202
Loss on commodity cash flow hedges	(1,042)	(896)
Realized gain on other commodity derivative contracts	5,214	7,820
Unrealized gain on other commodity derivative contracts	10,810	9,829
Total revenues	35,052	25,955

Costs and expenses:
Lease operating expenses	4,073	3,133
Depreciation, depletion, amortization, and accretion	4,238	3,783
Impairment of natural gas and oil properties	—	63,818
Selling, general and administrative expenses	1,400	3,152
Production and other taxes	1,582	642
Total costs and expenses	11,293	74,528

Income (loss) from operations	23,759	(48,573)

Other income and (expense):
Interest expense	(1,291)	(1,013)
Realized loss on interest rate derivative contracts	(515)	(336)
Unrealized loss on interest rate derivative contracts	(250)	(43)
Total other expense	(2,056)	(1,392)

Net income (loss)	$21,703	$(49,965)

Net income (loss) per Common and Class B units – basic & diluted	$1.15	$(3.98)

Weighted average units outstanding:
Common units – basic	18,416	12,146
Common units – diluted	18,483	12,146
Class B units – basic & diluted	420	420

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$176	$487
Trade accounts receivable, net	8,877	8,025
Derivative assets	22,575	16,190
Other receivables	1,871	2,224
Other current assets	985	1,317
Total current assets	34,484	28,243

Natural gas and oil properties, at cost	401,025	399,212
Accumulated depletion	(230,910)	(226,687)
Natural gas and oil properties evaluated, net – full cost method	170,115	172,525

Other assets
Derivative assets	9,199	5,225
Deferred financing costs	3,007	3,298
Other assets	2,343	1,409
Total assets	$219,148	$210,700

Liabilities and members’ equity

Current liabilities
Accounts payable – trade	$562	$766
Accounts payable – natural gas and oil	2,111	2,299
Payables to affiliates	1,175	1,387
Deferred swap premium liability	1,419	1,334
Derivative liabilities	524	253
Phantom unit compensation accrual	27	4,299
Accrued ad valorem taxes	579	903
Accrued expenses	1,218	1,178
Total current liabilities	7,615	12,419

Long-term debt	131,200	129,800
Derivative liabilities	1,966	2,036
Deferred swap premium liability	1,325	1,739
Asset retirement obligations	4,457	4,420
Total liabilities	146,563	150,414

Commitments and contingencies

Members’ equity
Members’ capital, 18,416,173 common units issued and outstanding at March 31, 2010 and December 31, 2009	71,301	59,873
Class B units, 420,000 issued and outstanding at March 31, 2010 and December 31, 2009	5,805	5,930
Accumulated other comprehensive loss	(4,521)	(5,517)
Total members’ equity	72,585	60,286
Total liabilities and members’ equity	$219,148	$210,700
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(in thousands, except per unit data)
(Unaudited)

	Common Units	Common Units Amount	Class B Units	Class B Units Amount	Accumulated Other Comprehensive Loss	Total Members’ Equity
Balance at January 1, 2009	12,146	$88,550	420	$4,606	$(7,805)	$85,351
Distributions to members ($0.50 per unit to unitholders of record January 30, 2009, April 30, 2009, July 31, 2009 and November 6, 2009, respectively)	—	(26,258)	—	(840)	—	(27,098)
Issuance of common units, net of offering costs of $613	6,520	97,627	—	—	—	97,627
Redemption of common units	(250)	(4,305)	—	—	—	(4,305)
Unit-based compensation	—	(6)	—	2,164	—	2,158
Net loss	—	(95,735)	—	—	—	(95,735)
Settlement of cash flow hedges in other comprehensive income	—	—	—	—	2,288	2,288
Balance at December 31, 2009	18,416	$59,873	420	$5,930	$(5,517)	$60,286
Distributions to members ($0.525 per unit to unitholders of record February 5, 2010)	—	(9,668)	—	(221)	—	(9,889)
Offering costs	—	(23)	—	—	—	(23)
Unit-based compensation	—	(584)	—	96	—	(488)
Net income	—	21,703	—	—	—	21,703
Settlement of cash flow hedges in other comprehensive income	—	—	—	—	996	996
Balance at March 31, 2010	18,416	$71,301	420	$5,805	$(4,521)	$72,585

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three Months Ended March 31,
	2010	2009
Operating activities
Net income (loss)	$21,703	$(49,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	4,238	3,783
Impairment of natural gas and oil properties	—	63,818
Amortization of deferred financing costs	291	100
Unit-based compensation	254	887
Non-cash compensation associated with phantom units granted to officers	27	1,301
Amortization of premiums paid on derivative contracts	505	928
Amortization of value on derivative contracts acquired	610	537
Unrealized gains on other commodity and interest rate derivative contracts	(10,560)	(9,786)
Changes in operating assets and liabilities:
Trade accounts receivable	(852)	1,879
Other receivables	353	(1,034)
Payables to affiliates	(212)	(1,292)
Other current assets	(15)	208
Price risk management activities, net	(46)	(9)
Accounts payable	(392)	(1,721)
Accrued expenses	(3,721)	(236)
Other assets	(80)	—
Net cash provided by operating activities	12,103	9,398

Investing activities
Additions to property and equipment	(26)	(7)
Additions to natural gas and oil properties	(1,594)	(1,260)
Acquisitions of natural gas and oil properties	—	(202)
Deposits and prepayments of natural gas and oil properties	(1,067)	(1)
Net cash used in investing activities	(2,687)	(1,470)

Financing activities
Proceeds from borrowings	16,400	6,500
Repayment of debt	(15,000)	(5,000)
Offering costs	(23)	—
Distributions to members	(9,889)	(6,283)
Financing costs	—	(23)
Purchase of units for issuance as unit-based compensation	(1,215)	(201)
Net cash used in financing activities	(9,727)	(5,007)

Net increase (decrease) in cash and cash equivalents	(311)	2,921

Cash and cash equivalents, beginning of period	487	3

Cash and cash equivalents, end of period	$176	$2,924

Supplemental cash flow information:
Cash paid for interest	$958	$1,010

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$21,703	$(49,965)

Net gains from derivative contracts:
Reclassification adjustments for settlements	996	887
Other comprehensive income	996	887

Comprehensive income (loss)	$22,699	$(49,078)

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

1.	Summary of Significant Accounting Policies

The accompanying financial statements are unaudited and were prepared from our records. We derived the consolidated balance sheet as of December 31, 2009, from the audited financial statements filed in our 2009 Annual Report on Form 10-K.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income, members’ equity, or net cash flows.

As of March 31, 2010, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2009 Annual Report on Form 10-K, except for those under Recently Adopted Accounting Pronouncements.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 include our accounts and those of our wholly owned subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

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

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial position.

(c)	New Pronouncements Issued But Not Yet Adopted:

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after June 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard is not expected to have any impact on our consolidated financial statements.

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

 On July 17, 2009, we entered into a Purchase and Sale Agreement with Segundo Navarro Drilling, Ltd., a wholly-owned subsidiary of Lewis Energy Group, for the acquisition of certain natural gas and oil properties located in the Sun TSH Field in La Salle County, Texas. We refer to this acquisition as the “Sun TSH acquisition.” The purchase price for said assets was $52.3 million with an effective date of July 1, 2009. We completed this acquisition on August 17, 2009 for an adjusted purchase price of $50.5 million. The adjusted purchase price was $50.5 million after consideration of preliminary purchase price adjustments of approximately $1.8 million, which included the settlement of a derivative contract for the latter part of August 2009 in the amount of $0.3 million. This acquisition was funded with borrowings under our reserve-based credit facility and proceeds from our public equity offering of 3.9 million common units completed on August 17, 2009. Upon closing this transaction, we assumed natural gas puts and swaps based on NYMEX pricing for approximately 61% of the estimated gas production from existing producing wells in the acquired properties for the period beginning August 2009 through December 2010, which had a fair value of $4.1 million on the closing date.

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

The following unaudited pro forma results for the three months ended March 31, 2009 show the effect on our consolidated results of operations as if the Sun TSH and Ward County acquisitions had occurred on January 1, 2009. The pro forma results reflect the results of combining our statement of operations with the revenues and direct operating expenses of the oil and gas properties acquired adjusted for (1) assumption of asset retirement obligations and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the acquisition method of accounting, (3) interest expense on additional borrowings necessary to finance the acquisitions, (4) non-cash impairment charge, and (5) the impact of additional common units issued in connection with the 2009 equity offerings  completed at the time of the Sun TSH and Ward County acquisitions. The pro forma information is based upon these assumptions, and is not necessarily indicative of future results of operations (in thousands):

Three Months Ended March 31, 2009 Proforma (in thousands, except per unit data) (unaudited)
Total revenues	$31,506
Net loss	$(47,428)
Net loss per unit:
Common & Class B units – basic	$(2.52)
Common & Class B units – diluted	$(2.52)

The amount of revenues and excess of revenues over direct operating expenses included in our consolidated statements of operations for each of our acquisitions mentioned above are shown in the table that follows. Direct operating expenses include lease operating expenses, selling general and administrative expenses and production and other taxes.

Three Months Ended
March 31, 2010
(in thousands)
Sun TSH
Revenues	$3,588
Excess of revenues over direct operating expenses	$2,308
Ward County
Revenues	$3,923
Excess of revenues over direct operating expenses	$2,986

3.	Credit Facility and Long-Term Debt

Our credit facility and long-term debt consisted of the following (in thousands):

			Amount Outstanding
Description	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009
Senior secured reserve-based credit facility	Variable (1)	October 1, 2012	$131,200	$129,800
			$131,200	$129,800

(1)	Variable interest rate was 2.7% at March 31, 2010 and at December 31, 2009.

Senior Secured Reserve-Based Credit Facility

In January 2007, we entered into a four-year revolving reserve-based credit facility (“reserve-based credit facility”) with Citibank, N.A. and BNP Paribas. All of our Predecessor’s outstanding debt was repaid with borrowings under this reserve-based credit facility, including an early prepayment penalty of $2.5 million. The available credit line (“borrowing base”) is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value (as determined by the bank’s petroleum engineers) of estimated future net cash flows from certain of our proved natural gas, natural gas liquids and oil reserves. The reserve-based credit facility is secured by a first lien security interest in all of our natural gas and oil properties. Additional borrowings were made in January 2008 pursuant to the acquisition of natural gas and oil properties in the Permian Basin. In February 2008, our reserve-based credit facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the maximum facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders, Wachovia Bank, N.A. and The Bank of Nova Scotia. In May 2008, our reserve-based credit facility was amended in response to a potential acquisition that ultimately did not occur. As a result, none of the provisions included in this amendment went into effect. In July 2008 an additional $30.0 million was borrowed to fund a portion of the cash consideration paid in the Dos Hermanos acquisition and in October 2008, we amended our reserve-based credit facility, which set our borrowing base under the facility at $175.0 million pursuant to our semi-annual redetermination and added a new lender, BBVA Compass Bank. In February 2009, our reserve-based credit facility was amended to allow us to repurchase up to $5.0 million of our own units. In May 2009, our borrowing base was set at $154.0 million pursuant to our semi-annual redetermination. In June 2009, a fourth amendment to our reserve-based credit facility was entered into which temporarily increased the percentage of outstanding indebtedness for which interest rate derivatives could be used. The percentage was increased from 75% to 85% but was to revert back to 75% in one year at June 2010. In August 2009, our reserve-based credit facility was amended and restated to (1) extend the maturity from March 31, 2011 to October 1, 2012, (2) increase our borrowing base from $154.0 million to $175.0 million, (3) increase our borrowing costs, (4) permanently allow 85% of our outstanding indebtedness to be covered under interest rate derivatives, and (5) add two financial institutions as lenders, Comerica Bank and Royal Bank of Canada. On October 1, 2009, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, which reduced our borrowing base under the reserve-based credit facility from $175.0 million to $170.0 million pursuant to our semi-annual redetermination and changed the definition of majority lenders from 75% to 66.67%. All other terms under the reserve-based credit facility remained the same. In December 2009, our borrowing base was increased from $170.0 million to $195.0 million pursuant to an interim redetermination requested by the Company due to the Ward County acquisition. Indebtedness under the reserve-based credit facility totaled $131.2 million at March 31, 2010.

Interest rates under the reserve-based credit facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At March 31, 2010 the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	2.25%	2.50%	2.75%	3.00%
ABR Loans Margin	1.25%	1.50%	1.75%	2.00%
Commitment Fee Rate	0.50%	0.50%	0.50%	0.50%
Letter of Credit Fee	2.25%	2.50%	2.75%	3.00%

Our reserve-based credit facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets, or make distributions to our unitholders when our outstanding borrowings exceed 90% of our borrowing base. At March 31, 2010, we were in compliance with our debt covenants.

4.	Price and Interest Rate Risk Management Activities

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

Under ASC Topic 815 “Derivatives and Hedging,” all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We net derivative assets and liabilities for counterparties where we have a legal right of offset. Changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheets to the extent the hedge is effective.  Gains and losses on cash flow hedges included in accumulated other comprehensive income (loss) are reclassified to gains (losses) on commodity cash flow hedges or gains (losses) on interest rate derivative contracts in the period that the related production is delivered or the contract settles.  Gains and losses on derivative contracts that do not qualify for hedge accounting treatment are recorded as realized and unrealized gains (losses) on other commodity derivative contracts or realized and unrealized gains (losses) on interest rate derivative contracts in the consolidated statements of operations.

As of March 31, 2010, we have open commodity derivative contracts covering our anticipated future production as follows:

Swap Agreements

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	WTI Price
April 1, 2010 - December 31, 2010	3,482,446	$8.60	231,250	$85.93
January 1, 2011 - December 31, 2011	3,328,312	$7.83	260,750	$86.12
January 1, 2012 - December 31, 2012	—	$—	137,250	$88.13
January 1, 2013 - December 31, 2013	—	$—	118,625	$88.42

Collars

	Gas			Oil
Production Period:	MMBtu	Floor	Ceiling	Bbls	Floor	Ceiling
April 1, 2010 - December 31, 2010	1,256,500	$7.72	$8.92	—	$—	$—
January 1, 2011 - December 31, 2011	1,933,500	$7.34	$8.44	—	$—	$—
January 1, 2012 - December 31, 2012	—	$—	$—	45,750	$80.00	$100.25
January 1, 2013 - December 31, 2013	—	$—	$—	45,625	$80.00	$100.25

Interest Rate Swaps

We enter into interest rate swap agreements, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate exposures to fixed interest rates.

As of March 31, 2010, we have open interest rate derivative contracts as follows (in thousands):

	Notional Amount	Fixed Libor Rates
Period:
April 1, 2010 to December 18, 2010	$10,000	1.50%
April 1, 2010 to December 20, 2010	$10,000	1.85%
April 1, 2010 to March 31, 2011	$20,000	2.08%
April 1, 2010 to December 10, 2012	$20,000	3.35%
April 1, 2010 to January 31, 2013	$20,000	2.38%
April 1, 2010 to January 31, 2013	$20,000	2.66%

Balance Sheet Presentation

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis (in thousands).

	March 31, 2010	December 31, 2009
Assets:
Commodity derivatives	$37,751	$34,753
	$37,751	$34,753
Liabilities:
Commodity derivatives	$(5,994)	$(13,405)
Interest rate swaps	(2,473)	(2,222)
	$(8,467)	$(15,627)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our reserve-based credit facility (See Note 3. Credit Facilities and Long-Term Debt for further discussion) which is secured by our natural gas and oil properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $37.8 million at March 31, 2010.

We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments only with counterparties that are also lenders in our reserve-based credit facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of March 31, 2010.

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

The following presents our reported gains and losses on derivative instruments (in thousands):

	Three Months Ended March 31,
	2010	2009
Realized gains (losses):
Other commodity derivatives	$5,214	$7,820
Interest rate swaps	(515)	(336)
	$4,699	$7,484
Unrealized gains (losses):
Other commodity derivatives	$10,810	$9,829
Interest rate swaps	(250)	(43)
	$10,560	$9,786
Total gains (losses):
Other commodity derivatives	$16,024	$17,649
Interest rate swaps	(765)	(379)
	$15,259	$17,270

5.	Fair Value Measurements

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

The estimated fair values of our financial instruments closely approximate the carrying amounts as discussed below:

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, payables to affiliates, phantom unit compensation accrual, accrued ad valorem taxes and accrued expenses. The carrying amounts approximate fair value due to the short maturity of these instruments.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2010
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$31,774	$—	$31,774
Total derivative instruments	$—	$31,774	$—	$31,774

Liabilities:
Commodity price derivative contracts	$—	$(17)	$—	$(17)
Interest rate derivative contracts	—	(2,473)	—	(2,473)
Total derivative instruments	$—	$(2,490)	$—	$(2,490)

	December 31, 2009
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$21,415	$—	$21,415
Total derivative instruments	$—	$21,415	$—	$21,415

Liabilities:
Commodity price derivative contracts	$—	$(67)	$—	$(67)
Interest rate derivative contracts	—	(2,222)	—	(2,222)
Total derivative instruments	$—	$(2,289)	$—	$(2,289)

On January 1, 2009, we adopted the previously-deferred provisions of ASC Topic 820 for nonfinancial assets and liabilities, which are comprised primarily of asset retirement costs and obligations initially measured at fair value in accordance with ASC Topic 410 Subtopic 20 “Asset Retirement Obligations” (“ASC Topic 410-20”).  These assets and liabilities are recorded at fair value when incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20.  During the three months ended March 31, 2010, we did not incur asset retirement obligations. When we incur asset retirement obligations, the fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate; and (4) the average inflation factor.  The adoption of ASC Topic 820 on January 1, 2009, as it relates to nonfinancial assets and nonfinancial liabilities, did not have a material impact on our financial position or results of operations.

6.	Asset Retirement Obligations

The asset retirement obligations as of March 31 reported on our consolidated balance sheets and the changes in the asset retirement obligations for the three months ended March 31, were as follows (in thousands):

	2010	2009
Asset retirement obligations at January 1,	$4,420	$2,134
Liabilities added during the current period	—	—
Accretion expense	37	25
Asset retirement obligation at March 31,	$4,457	$2,159

7.	Related Party Transactions

In Appalachia, we rely on Vinland to execute our drilling program, operate our wells and gather our natural gas. We reimburse Vinland $60 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in Appalachia under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Pursuant to a temporary amendment to the MSA, we reimbursed Vinland $95 per well per month for the period from March 1, 2009 through December 31, 2009. Under a Gathering and Compression Agreement (“GCA”), Vinland receives a $0.25 per Mcf transportation fee on existing wells drilled at December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” The GCA was temporarily amended for the period beginning March 1, 2009 through December 31, 2009, to provide for a fee based upon the actual costs incurred by Vinland to provide gathering and transportation services plus a $0.05 per mcf margin. The temporary amendments to the MSA and the GCA expired on December 31, 2009 and all the terms of the agreements reverted back to the original agreements. Under the GCA, the transportation fee that we pay to Vinland only encompasses transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets would apply. These transportation fees are outlined in the GCA and are reflected in our lease operating expenses. Costs incurred under the MSA were $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Costs incurred under the GCA were $0.3 million and $0.2 million for the three months March 31, 2010 and 2009, respectively. A payable of $1.2 million and $1.4 million, respectively, is reflected on our March 31, 2010 and December 31, 2009 consolidated balance sheets in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all of our existing wells in Appalachia.

8.	Common Units and Net Income (Loss) per Unit

Basic earnings per unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”), by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  We use the treasury stock method to determine the dilutive effect. As of March 31, 2010, we have two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on NYSE under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 9. Unit-Based Compensation. The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit.

For the three months ended March 31, 2010, the 175,000 options granted to officers under the long-term incentive plan have been included in the computation of diluted earnings per unit as 36,631 additional common units would be issued and outstanding under the treasury stock method assuming the options had been exercised at the beginning of the period. For the three months ended March 31, 2009, these 175,000 options had no dilutive effect as the exercise price was higher than the market price at March 31, 2009; therefore, they have been excluded in the computation of diluted earnings per unit. In addition, the 30,000 phantom units granted to officers in 2010 under our long-term incentive plan had a dilutive effect on earnings per unit for the three months ended March 31, 2010; therefore, they have been included in the computation of diluted earnings per unit. The phantom units granted to officers in 2009 did not have a dilutive effect for the three months ended March 31, 2009; therefore, they have been excluded in the computation of earnings per unit.

In accordance with ASC Topic 260, dual presentation of basic and diluted earnings per unit has been presented in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 including each class of units issued and outstanding at that date: common units and Class B units. Net income (loss) per unit is allocated to the common units and the Class B units on an equal basis.

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

In October 2007 and February 2008, four board members were each granted 5,000 common units which vested after one year. Additionally, in October 2007, two officers were granted options to purchase an aggregate of 175,000 units under our long-term incentive plan with an exercise price equal to the initial public offering price of $19.00 which vested immediately upon being granted and had a fair value of $0.1 million on the date of grant. The grant date fair value for these option awards was calculated in accordance with ASC Topic 718 “Compensation-Stock Compensation” (“ASC Topic 718”), by calculating the Black-Scholes value of each option, using a volatility rate of 12.18%, an expected dividend yield of 8.95% and a discount rate of 5.12%, and multiplying the Black-Scholes value by the number of options awarded. In determining a volatility rate of 12.18%, the Company, due to a lack of historical data regarding the Company’s common units, used the historical volatility of the Citigroup MLP Index over the 365 day period prior to the date of grant.

On January 1, 2009, in accordance with their previously negotiated employment agreement, phantom units were granted to two officers in amounts equal to 1% of our units outstanding at January 1, 2009. The amount paid in connection with the 2009 phantom units, was paid in cash and in units at the election of the officers and was equal to the appreciation in value of the units from the date of the grant until the determination date (December 31, 2009), plus cash distributions paid on the units, less an 8% hurdle rate. As of March 31, 2009, an accrued liability and non-cash unit-based compensation expense of $1.3 million was recognized in the selling, general and administrative expense line item in the consolidated statement of operations.

Furthermore, on January 7, 2009, four board members were each granted 5,000 common units which vested in January 2010 and on February 27, 2009, employees were granted 17,950 units which vested in February 2010.

In January and March 2010, four board members were each granted 3,764 common units, one officer was granted 6,500 units and one board member was granted 2,663 common units each of which will vest after one year. In February 2010, the Company and VNRH entered into second amended and restated Executive Employment Agreements (the “Amended Agreements”) with two executives. The Amended Agreements were effective January 1, 2010 and will continue until January 1, 2013, with subsequent one year renewals in the event that neither we, VNRH nor the executives have given notice to the other parties that the agreements should not be extended. The Amended Agreements provide for an annual base salary and include an annual bonus structure for the executives. The annual bonus will be calculated based upon two company performance elements, absolute target distribution growth and relative unit performance to peer group, as well as a third discretionary element to be determined by our board of directors. Each of the three components will be weighted equally in calculating the respective executive officer’s annual bonus. The annual bonus does not require a minimum payout, although the maximum payout may not exceed two times the respective executive’s annual base salary.

The Amended Agreements also provide for each executive to receive 15,000 restricted units granted pursuant to the Vanguard Natural Resources, LLC Long-Term Incentive Plan (the “LTIP”). The restricted units are subject to a vesting period of three years. One-third of the aggregate number of the restricted units will vest on each one-year anniversary of the date of grant so long as the executive remains continuously employed with the Company. In the event the executives are terminated without “Cause,” or the executive resigns for “Good Reason” (each term of which is defined in the executive’s respective Amended Agreement), or the executive is terminated due to his death or “Disability” (as such term is defined in the Amended Agreement), all unvested outstanding restricted units shall receive accelerated vesting. Where the executive is terminated for “Cause,” all restricted units, whether vested or unvested, will be forfeited. Upon the occurrence of a “Change of Control,” (as defined in the LTIP), all unvested outstanding restricted units shall vest.

In addition, the Amended Agreements provide for each executive to receive an annual grant of 15,000 phantom units granted pursuant to the LTIP. The phantom units are also subject to a three year vesting period, although the vesting is not pro-rata, but a one-time event which shall occur on the three year anniversary of the date of grant so long as the executive remains continuously employed with the Company during such time. The phantom units are accompanied by dividend equivalent rights, which entitle the executives to receive the value of any dividends made by the Company on its units generally with respect to the number of phantom shares that executive received pursuant to this grant. In the event the executive is terminated for “Cause” (as such term is defined in the Amended Agreement), all phantom units, whether vested or unvested, will be forfeited. The phantom units, once vested, shall be settled upon the earlier to occur of (a) the occurrence of a “Change of Control,” (as defined in the LTIP), or (b) the executive’s separation from service. The amount to be paid in connection with these phantom units, can be paid in cash or in units at the election of the officers and will be equal to the appreciation in value of the units from the date of the grant until the determination date (December 31, 2013). As of March 31, 2010, an accrued liability and non-cash unit-based compensation expense of $0.03 million has been recognized in the selling, general and administrative expense line item in the consolidated statement of operations.

These common units, Class B units, options and phantom units were granted as partial consideration for services to be performed under employment contracts and thus will be subject to accounting for these grants under ASC Topic 718. The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above. A summary of the status of the non-vested units as of March 31, 2010 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value

Non-vested units at December 31, 2009	92,950	$14.54
Granted	54,219	$22.31
Vested	(42,950)	$(9.34)
Non-vested units at March 31, 2010	104,219	$20.72

At March 31, 2010, there was approximately $1.1 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.4 years. Our consolidated statements of operations reflects non-cash compensation of $0.3 million and $2.2 million in the selling, general and administrative line item for the three months ended March 31, 2010 and 2009, respectively.

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

As a result of these offerings, we have approximately $197.4 million remaining available under our 2009 shelf registration statement as of March 31, 2010.

11.	Subsequent Event

On April 30, 2010, we entered into a definitive agreement to acquire certain producing oil and natural gas properties located in Mississippi, Texas and New Mexico from a private seller for $113.1 million. The effective date of the acquisition is May 1, 2010 and we anticipate closing this acquisition on or before May 27, 2010. The properties to be acquired have estimated total proved reserves of 4.7 million barrels of oil equivalent, of which approximately 96% are oil reserves and 61% are proved developed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in Item 1 of this Quarterly Report on Form 10-Q and information disclosed in our 2009 Annual Report on Form 10-K.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the 2009 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the SEC, which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

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

We owned working interests in 2,011gross (1,185 net) productive wells at March 31, 2010, and our average net production for the year ended December 31, 2009 and for the three months ended March 31, 2010 was 20,010 Mcfe per day and 26,067 Mcfe per day, respectively. In addition to these productive wells, we own leasehold acreage allowing us to drill new wells. We have an approximate 40% working interest in the known producing horizons in approximately 109,500 gross undeveloped acres surrounding or adjacent to our existing wells located in southeast Kentucky and northeast Tennessee. Furthermore, in South Texas and the Permian Basin, we own working interest ranging from 30-100% in approximately 16,130 undeveloped acres surrounding our existing wells. Based on internal reserve estimates at March 31, 2010, approximately 32% or 46.1 Bcfe of our estimated proved reserves were attributable to our working interests in undeveloped acreage.

Disruption to Functioning of Capital Markets

Multiple events during 2009 involving numerous financial institutions have effectively restricted liquidity within the capital markets throughout the United States and around the world. While capital markets remain volatile, efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector have improved the situation. As evidenced by our recent successful equity offerings, successful amendment of our reserve-based credit facility and recent successful equity and debt offerings by our peers, we believe that our access to capital has improved and we have been successful in improving our financial position to date.

During the first three months of 2010, our unit price increased from a closing low of $20.57 on February 5, 2010 to a closing high of $25.19 on March 2, 2010. Also, during the three months ended March 31, 2010, we did not complete the drilling of any wells on our operated properties and there was limited drilling on non-operated properties. We intend to move forward with our development drilling program in the second quarter of 2010 on selected wells that we expect will allow for an adequate return on the drilling investment. Future drilling will be done only when adequate returns and liquidity will allow. Maintaining adequate liquidity may involve the issuance of debt or equity at less attractive terms, could involve the sale of non-core assets, and could require reductions in our capital spending. In the near-term, we will focus on maximizing returns on existing assets by managing our costs, selectively deploying capital to improve existing production and drilling a limited number of wells which we believe will provide an adequate return on the investment.

Sun TSH Acquisition

On July 17, 2009, we entered into a Purchase and Sale Agreement with Segundo Navarro Drilling Ltd. (“Segundo”), a wholly-owned subsidiary of Lewis Energy Group (“Lewis”), to acquire certain natural gas and oil properties located in the Sun TSH Field in La Salle County, Texas for $52.3 million, referred to as the “Sun TSH acquisition.” The acquisition had a July 1, 2009 effective date and was completed on August 17, 2009 for an adjusted purchase price of $50.5 million. An affiliate of Lewis operates all of the wells acquired in this transaction. This acquisition was funded with borrowings under our reserve-based credit facility and proceeds from our public equity offering of 3.9 million common units completed on August 17, 2009. At closing, we assumed natural gas puts and swaps based on NYMEX pricing for approximately 61% of the estimated gas production from existing producing wells in the acquired properties for the period beginning August of 2009 through December of 2010, which had a fair value of $4.1 million on the closing date. In addition, concurrent with the execution of the Purchase and Sale Agreement, we entered into a collar for certain volumes in 2010 and a series of collars for a substantial portion of the expected gas production for 2011 at prices above the then current market with a total cost to us of $3.1 million which was financed through deferred premiums. Inclusive of the hedges added, approximately 90% of the estimated gas production from existing producing wells in the acquired properties is hedged through 2011. As of March 31, 2010, based on a internal reserve estimates, these acquired properties have estimated proved reserves of 35.4 Bcfe, 97% of which is natural gas and natural gas liquids and 62% is proved developed producing.

Ward County Acquisition

On November 27, 2009, we entered into a Purchase and Sale Agreement, Lease Amendment and Lease Royalty Conveyance Agreement and a Conveyance Agreement to acquire certain producing natural gas and oil properties located in Ward County, Texas in the Permian Basin from private sellers, referred to as the “Ward County acquisition.” This transaction had an effective date of October 1, 2009 and was closed on December 2, 2009 for $55.0 million, subject to customary post-closing adjustments. This acquisition was initially funded with borrowings under our reserve-based credit facility with borrowings being reduced by $40.3 million shortly thereafter with the proceeds from a 2.3 million common unit offering. We operate all but one of the ten wells acquired in this transaction. As of March 31, 2010, based on internal reserve estimates, these acquired properties have estimated proved reserves of 3.5 million barrels of oil equivalent, 81% of which is oil and 55% is proved developed. In an effort to support stable cash flows from this transaction, we entered into crude oil swaps based on NYMEX pricing for approximately 90% of the estimated oil production from existing producing wells in the acquired properties for the period beginning January 2010 through December 2013.

Recent Event

On April 30, 2010, we entered into a definitive agreement to acquire certain producing oil and natural gas properties located in Mississippi, Texas and New Mexico from a private seller for $113.1 million. The effective date of the acquisition is May 1, 2010 and we anticipate closing this acquisition on or before May 27, 2010. The properties to be acquired have estimated total proved reserves of 4.7 million barrels of oil equivalent, of which approximately 96% are oil reserves and 61% are proved developed. At closing of this transaction later this month, net production attributable to the assets being acquired should be approximately 850 barrels of oil equivalent per day.

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

Reserve-Based Credit Facility

On January 3, 2007, we entered into a reserve-based credit facility which is available for our general limited liability company purposes, including, without limitation, capital expenditures and acquisitions. Our obligations under the reserve-based credit facility are secured by substantially all of our assets. Our initial borrowing base under the reserve-based credit facility was set at $115.5 million. However, the borrowing base was subject to $1.0 million reductions per month starting on July 1, 2007 through November 1, 2007, which resulted in a borrowing base of $110.5 million as reaffirmed in November 2007 pursuant to a semi-annual borrowing base redetermination. We applied $80.0 million of our net proceeds from our IPO in October 2007 to reduce our indebtedness under our reserve-based credit facility. Additional borrowings under our reserve-based credit facility were made in January 2008 in connection with the acquisition of natural gas and oil properties in the Permian Basin. In February 2008, our reserve-based credit facility was amended and restated to extend the maturity from January 3, 2011 to March 31, 2011, increase the maximum facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders, Wachovia Bank, N.A. and The Bank of Nova Scotia. In May 2008, our reserve-based credit facility was amended in anticipation of a potential acquisition that ultimately did not occur. As a result, none of the provisions included in this amendment went into effect. In July 2008 an additional $30.0 million was borrowed to fund a portion of the cash consideration paid in the Dos Hermanos acquisition. In October 2008, we amended our reserve-based credit facility which set our borrowing base under the facility at $175.0 million pursuant to our semi-annual redetermination and added a new lender, BBVA Compass Bank. In February 2009, a third amendment was entered into which amended covenants to allow us to repurchase up to $5.0 million of our own units. In May 2009, our borrowing base was set at $154.0 million pursuant to our semi-annual redetermination. In June 2009, a fourth amendment to our reserve-based credit facility was entered into which temporarily increased the percentage of outstanding indebtedness for which interest rate derivatives could be used. The percentage was increased from 75% to 85% but was to revert back to 75% in one year at June 2010. In August 2009, our reserve-based credit facility was amended and restated to (1) extend the maturity from March 31, 2011 to October 1, 2012, (2) increase our borrowing base from $154.0 million to $175.0 million, (3) increase our borrowing costs, (4) permanently allow 85% of our outstanding indebtedness to be covered under interest rate derivatives, and (5) add two financial institutions as lenders, Comerica Bank and Royal Bank of Canada. On October 1, 2009, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, which reduced our borrowing base under the reserve-based credit facility from $175.0 million to $170.0 million pursuant to our semi-annual redetermination and changed the definition of majority lenders from 75% to 66.67%. All other terms under the reserve-based credit facility remained the same. In December 2009, our borrowing base was increased from $170.0 million to $195.0 million pursuant to an interim redetermination requested by us due the Ward County acquisition. Indebtedness under the reserve-based credit facility totaled $131.2 million at March 31, 2010, and the applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	2.25%	2.50%	2.75%	3.00%
ABR Loans Margin	1.25%	1.50%	1.75%	2.00%
Commitment Fee Rate	0.50%	0.50%	0.50%	0.50%
Letter of Credit Fee	2.25%	2.50%	2.75%	3.00%

The borrowing base is currently under review pursuant to our semi-annual redetermination and has not been completed due to the revisions that will be necessary pending the closing of the recently announced acquisition. We anticipate the review process will be completed during May 2010 and will reflect an increase to the borrowing base. A decline in commodity prices could result in a determination to lower the borrowing base in the future and, in such case, we could be required to repay any indebtedness in excess of the borrowing base.

Outlook

Our revenue, cash flow from operations, and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Multiple events during 2009 involving numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world. While capital markets remain volatile, efforts by treasury and banking regulators in the United States, Europe, and other nations around the world to provide liquidity to the financial sector appears to have improved the situation. As evidenced by our recent successful equity offering, successful amendment of our reserve-based credit facility and recent successful equity and debt offerings by our peers, we believe that our access to capital has improved and we have been successful in improving our financial position to date.

Natural gas, natural gas liquids and oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for natural gas or oil could materially and adversely affect our financial position, our results of operations, the quantities of natural gas and oil reserves that we can economically produce, our access to capital and our ability to pay a distribution. We have mitigated the volatility on our cash flows with natural gas price derivative contracts through 2011 and oil price derivative contracts through 2013. These hedges are placed on a portion of our proved producing and a portion of our total anticipated production during this time frame. As natural gas, natural gas liquids and oil prices fluctuate, we will recognize non-cash, unrealized gains and losses in our consolidated statement of operations related to the change in fair value of our commodity derivative contracts.

We face the challenge of natural gas and oil production declines. As a given well’s initial reservoir pressures are depleted, natural gas, natural gas liquids and oil production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the three months ended March 31, 2010, we did not complete the drilling of any wells on our operated properties and there was limited drilling on non-operated properties. However, we anticipate that during the second quarter of 2010 we will complete one horizontal gas well in South Texas, one horizontal oil well in the Permian operating area and two vertical oil wells in Appalachia at a total cost of approximately $6.3 million. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt or equity securities on favorable terms, or at all, and we may be unable to refinance our reserve-based credit facility when it expires. Additionally, due to the significant decline in commodity prices, our borrowing base under our reserve-based credit facility may be redetermined such that it will not provide for the working capital necessary to fund our capital spending program and could affect our ability to make distributions.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009 (a) (b)
Revenues:
Gas sales	$7,518	$5,998
Natural gas liquids sales	2,886	324
Oil sales	9,666	2,880
Natural gas, natural gas liquids and oil sales	20,070	9,202
Loss on commodity cash flow hedges	(1,042)	(896)
Realized gain on other commodity derivative contracts	5,214	7,820
Unrealized gain on other commodity derivative contracts	10,810	9,829
Total revenues	$35,052	$25,955
Costs and expenses:
Lease operating expenses	$4,073	$3,133
Depreciation, depletion, amortization, and accretion	4,238	3,783
Impairment of natural gas and oil properties	—	63,818
Selling, general and administrative expenses	1,400	3,152
Production and other taxes	1,582	642
Total costs and expenses	$11,293	$74,528
Other income and (expense):
Interest expense, net	$(1,291)	$(1,013)
Realized loss on interest rate derivative contracts	$(515)	$(336)
Unrealized loss on interest rate derivative contracts	$(250)	$(43)

(a)	The Sun TSH acquisition closed on August 17, 2009 and, as such, no operations are included in the three month period ended March 31, 2009.
(b)	The Ward County acquisition closed on December 2, 2009 and, as such, no operations are included in the three month period ended March 31, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Natural gas, natural gas liquids and oil sales increased $10.9 million to $20.1 million during the three months ended March 31, 2010 as compared to the same period in 2009. The key revenue measurements were as follows:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2010		2009
Net Natural Gas Production:
Appalachian gas (MMcf)	689		805		(14)%
Permian gas (MMcf)	97		43	(a)	126%
South Texas gas (MMcf)	423		228	(b)	86%
Total natural gas production (MMcf)	1,209		1,076		12%

Average Appalachian daily gas production (Mcf/day)	7,657		8,949		(14)%
Average Permian daily gas production (Mcf/day)	1,079		483	(a)	123%
Average South Texas daily gas production (Mcf/day)	4,700		2,529	(b)	86%
Average Vanguard daily gas production (Mcf/day)	13,436		11,961		12%

Average Natural Gas Sales Price per Mcf:
Net realized gas price, including hedges	$10.12	(c)	$10.98	(c)	(8)%
Net realized gas price, excluding hedges	$6.22		$5.57		12%

Net Oil Production:
Appalachian oil (Bbls)	32,356		16,511		96%
Permian oil (Bbls)	96,421		60,680	(a)	59%
South Texas oil (Bbls)	3,634		—	(b)	N/A
Total oil production (Bbls)	132,411		77,191		72%

Average Appalachian daily oil production (Bbls/day)	360		183		97%
Average Permian daily oil production (Bbls/day)	1,071		674	(a)	59%
Average South Texas daily oil production (Bbls/day)	40		—	(b)	N/A
Average Vanguard daily oil production (Bbls/day)	1,471		857		72%

Average Oil Sales Price per Bbl:
Net realized oil price, including hedges	$77.28	(c)	$70.53	(c)	10%
Net realized oil price, excluding hedges	$73.00		$37.31		96%

Net Natural Gas Liquids Production:
Permian natural gas liquids (Gal)	379,838		110,544	(a)	244%
South Texas natural gas liquids (Gal)	2,017,394		335,629	(b)	501%
Total natural gas liquids production (Gal)	2,397,232		446,173		437%

Average Permian daily natural gas liquids production (Gal/day)	4,221		1,228	(a)	244%
Average South Texas daily natural gas liquids production (Gal/day)	22,415		3,729	(b)	501%
Average Vanguard daily natural gas liquids production (Gal/day)	26,636		4,957		437%

Average Net Realized Natural Gas Liquids Sales Price per Gal	$1.20		$0.73		64%

(a)	The Ward County acquisition closed on December 2, 2009 and, as such, no operations are included in the three month period ended March 31, 2009.
(b)	The Sun TSH acquisition closed on August 17, 2009 and, as such, no operations are included in the three month period ended March 31, 2009.
(c)	Excludes amortization of premiums paid and amortization of value on derivative contracts acquired.

The increase in natural gas, natural gas liquids and oil sales during the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to the increases in commodity prices and an increase in production. We experienced a 12% increase in the average realized natural gas sales price received (excluding hedges) and a 96% increase in the average realized oil price (excluding hedges). Additionally, our total production increased by 46% on a Mcfe basis. The increase in production for the three months ended March 31, 2010 over the comparable period in 2009, despite not drilling any new wells in 2010, was primarily attributable to the impact from the Sun TSH and Ward County acquisitions completed in August 2009 and December 2009, respectively. In Appalachia, we experienced a 14% decrease in natural gas production which was partially offset by a 96% increase in oil production during the three months ended March 31, 2010 compared to the same period in 2009 for a net production decline of 2% on a Mcfe basis. The decrease in natural gas production is largely attributable to our decision to not drill wells in 2010 due to low natural gas prices. The 96% increase in Appalachian oil production was primarily due to our focus on recompleting to oil zones on existing natural gas wells in 2009, which negatively affected the amount of natural gas produced in 2010.

Hedging and Price Risk Management Activities

During the three months ended March 31, 2010, the Company recognized a $5.2 million realized gain on other commodity derivative contracts related to the settlements recognized during the period and a $10.8 million gain related to the change in fair value of derivative contracts not meeting the criteria for cash flow hedge accounting. During the three months ended March 31, 2010, the Company recognized $1.0 million in losses on commodity cash flow hedges that meet the criteria for cash flow hedge accounting. These amounts relate to derivative contracts that we entered into in order to mitigate commodity price exposure on a portion of our expected production and designated as cash flow hedges. The loss on commodity cash flow hedges for the three months ended March 31, 2010 relates to the amount that settled in 2010 and has been reclassified to earnings from accumulated other comprehensive loss.

The purpose of our hedging program is to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and us paying the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because the majority of our hedges are not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected as a non-cash, unrealized gain or loss in our consolidated statement of operations. However, these fair value changes that are reflected in the consolidated statement of operations only reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel and other customary charges. Lease operating expenses in Appalachia also include a $60 per well per month administrative charge pursuant to a management services agreement with Vinland. This fee was increased to $95 per well per month for the period beginning March 1, 2009 through December 31, 2009 pursuant to a temporary amendment to an agreement whereunder Vinland provided well-tending services on Vanguard owned wells under a turnkey pricing contract. In addition, we pay a $0.25 per Mcf and $0.55 per Mcf gathering and compression charge for production from wells drilled pre and post January 1, 2007, respectively, to Vinland pursuant to a gathering and compression agreement with Vinland. This gathering and compression agreement was temporarily amended for the period beginning March 1, 2009 through December 31, 2009 to provide for a fee based upon the actual costs incurred by Vinland to provide gathering and transportation services plus a $0.05 per mcf margin. Both temporary amendments expired on December 31, 2009 and all the terms of the agreements reverted back to the original agreements. Lease operating expenses increased by $0.9 million to $4.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, of which $0.4 million related to the Sun TSH and Ward County acquisitions and $0.5 million related to increased lease operating expenses for wells in Appalachia.

Depreciation, depletion, amortization and accretion increased to approximately $4.2 million for the three months ended March 31, 2010 from approximately $3.8 million for the three months ended March 31, 2009 due primarily to additional depletion recorded on natural gas and oil properties acquired in the Sun TSH and Ward County acquisitions.

An impairment of natural gas and oil properties in the amount of $63.8 million was recognized during the three months ended March 31, 2009 as the unamortized cost of natural gas and oil properties exceeded the sum of the estimated future net revenues from proved properties using period-end prices, discounted at 10% and the lower of cost or fair value of unproved properties as a result of a decline in natural gas prices at the measurement date, March 31, 2009. This impairment was calculated based on prices of $3.65 per MMBtu for natural gas and $49.64 per barrel of crude oil. The impairment calculation did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allows the inclusion of derivatives designated as cash flow hedges. No impairment of natural gas and oil properties was necessary at March 31, 2010.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended March 31, 2010 decreased $1.8 million as compared to the three months ended March 31, 2009 principally due to a decrease in non-cash compensation charges related to the grant of restricted Class B units to officers and an employee, the grant of phantom units to officers and the grant of common units to board members and employees. Non-cash compensation charges amounted to $0.3 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. All other cash selling, general and administrative expenses increased $0.1 million during the three months ended March 31, 2010 as compared to the same period in 2009 principally due to incremental costs associated with the company’s growth through acquisitions.

Production and other taxes include severance, ad valorem, and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $0.9 million for the three months ended March 31, 2010 as compared to the same period in 2009 as a result of increased natural gas, natural gas liquids and oil sales. Texas margin tax increased by $0.2 million and ad valorem taxes increased by $0.1 million primarily due to the taxes on natural gas and oil properties acquired in the Sun TSH and Ward County acquisitions.

Interest expense increased to $1.3 million for the three months ended March 31, 2010 compared to $1.0 million for the three months ended March 31, 2009 primarily due to higher average outstanding debt during the three months ended March 31, 2010.

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

As of March 31, 2010, our critical accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Pronouncements

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

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial position.

New Pronouncements Issued But Not Yet Adopted

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after June 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard is not expected to have any impact on our consolidated financial statements.

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

Liquidity and Capital Resources

Disruption to Functioning of Capital Markets

Multiple events during 2009 involving numerous financial institutions have effectively restricted liquidity within the capital markets throughout the United States and around the world. While capital markets remain volatile, efforts by treasury and banking regulators in the United States, Europe and other nations around the world to provide liquidity to the financial sector have improved the situation. As evidenced by our recent successful equity offerings, successful amendment of our reserve-based credit facility and recent successful equity and debt offerings by our peers, we believe that our access to capital has improved and we have been successful in improving our financial position to date.

Natural gas, natural gas liquids and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions.  For example, the crude oil spot price per barrel for the period between January 1, 2010 and March 31, 2010 ranged from a high of $83.45 to a low of $71.15 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2010 to March 31, 2010 ranged from a high of $6.01 to a low of $3.84. As of April 27, 2010, the crude oil spot price per barrel was 82.43 and the NYMEX natural gas spot price per MMBtu was 4.22.

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and more recently the public equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of natural gas and oil properties; however, we expect to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our reserve-based credit facility and publicly offered equity, depending on market conditions. As of April 29, 2010, we have $66.8 million available to be borrowed under our reserve-based credit facility.

The borrowing base is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future natural gas, natural gas liquids and oil prices) from our proved natural gas, natural gas liquids and oil reserves. The borrowing base is currently under review pursuant to our semi-annual redetermination and has not been completed due to the revisions that will be necessary pending the closing of the recently announced acquisition. We anticipate the review process will be completed during May 2010 and will reflect an increase to the borrowing base. If commodity prices decline in the future and banks continue to lower their internal projections of natural gas, natural gas liquids and oil prices, it is possible that we will be subject to a decrease in our borrowing base availability in the future. Our next borrowing base redetermination is scheduled for October 2010 utilizing our September 30, 2010 reserve report. If our outstanding borrowings under the reserve-based credit facility exceed 90% of the borrowing base, we would be required to suspend distributions to our unitholders until we have reduced our borrowings to below the 90% threshold. At March 31, 2010, our borrowings represented 67% of our borrowing base. Absent accretive acquisitions, to the extent available after unitholder distributions, debt service, and capital expenditures, it is our current intention to utilize our excess cash flow during 2010 to reduce our borrowings under our reserve-based credit facility. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

Cash Flow from Operations

Net cash provided by operating activities was $12.1 million during the three months ended March 31, 2010, compared to $9.4 million during the three months ended March 31, 2009. The increase in cash provided by operating activities during the three months ended March 31, 2010 as compared to the same period in 2009 was substantially generated from increased production volumes related to the Sun TSH and Ward County acquisitions which had been hedged at favorable prices generating significant realized gains on commodity derivative contracts. Changes in working capital decreased total cash flows by $5.0 million in 2010 compared to decreasing total cash flows by $2.2 million in 2009. Contributing to the decrease in the level of cash provided by operating activities during 2010 was a $3.7 million decrease in accrued expenses that resulted primarily from the timing effects of payments for amounts related to the phantom units granted to officers. Both impairment charges and unrealized derivative gains and losses are accounted for as non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the three months ended March 31, 2010 or 2009.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of natural gas, natural gas liquids and oil prices. Natural gas, natural gas liquids and oil prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps and NYMEX collars and put options to reduce our exposure to the volatility in natural gas, natural gas liquids and oil prices. See Note 4 in Notes to Consolidated Financial Statements and Part 1—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk for details about derivatives in place through 2011 for natural gas and 2013 for oil.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $2.7 million for the three months ended March 31, 2010, compared to $1.5 million for the three months ended March 31, 2009. The increase in cash used in investing activities was primarily attributable to $1.6 million for the drilling and development of natural gas and oil properties and $1.1 million for prepayments for the drilling and development of natural gas and oil properties as compared to $1.3 million for the three months ended March 31, 2009.

 Cash Flow from Financing Activities

Cash used in financing activities was approximately $9.7 million for the three months ended March 31, 2010, compared to $5.0 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, total net borrowings under our reserve-based credit facility were $1.4 million and $9.9 million was used for distributions to unitholders compared to $1.5 million in net borrowings under our reserve-based credit facility and $6.3 million used in distribution to unitholders in the comparable period in 2009.

Reserve-Based Credit Facility

On January 3, 2007, we entered into a reserve-based credit facility under which our initial borrowing base was set at $115.5 million. Our reserve-based credit facility was amended and restated in February 2008 to extend the maturity date from January 2011 to March 2011, increase the maximum facility amount from $200.0 million to $400.0 million, increase our borrowing base from $110.5 million to $150.0 million and add two additional financial institutions as lenders, Wachovia Bank, N.A. and the Bank of Nova Scotia. The increase in the borrowing base was principally the result of inclusion of the reserves related to the Permian Basin acquisition in January 2008. In May 2008, our reserve-based credit facility was amended in response to a potential acquisition that ultimately did not occur. As a result, none of the provisions included in this amendment went into effect. As of October 22, 2008, our reserve-based credit facility was amended and restated to increase the borrowing base to $175.0 million and add one lender, BBVA Compass Bank. The increase in the borrowing base was principally the result of inclusion of the reserves related to the acquisition of certain natural gas and oil properties in July 2008. In February 2009, a third amendment was entered into which amended covenants to allow us to repurchase up to $5.0 million of our own units. In June 2009, a fourth amendment to our reserve-based credit facility was entered into which temporarily increased the percentage of outstanding indebtedness for which interest rate derivatives could be used. The percentage was increased from 75% to 85% but was to revert back to 75% in one year at June 2010. In August 2009, our reserve-based credit facility was amended and restated to (1) extend the maturity from March 31, 2011 to October 1, 2012, (2) increase our borrowing base from $154.0 million to $175.0 million, (3) increase our borrowing costs, (4) permanently allow 85% of our outstanding indebtedness to be covered under interest rate derivatives, and (5) add two financial institutions as lenders, Comerica Bank and Royal Bank of Canada. On October 1, 2009, we entered into the First Amendment to our Second Amended and Restated Credit Agreement, which reduced our borrowing base under the reserve-based credit facility from $175.0 million to $170.0 million pursuant to our semi-annual redetermination and changed the definition of majority lenders from 75% to 66.67%. All other terms under the reserve-based credit facility remained the same. In December 2009, our borrowing base was increased from $170.0 million to $195.0 million pursuant to an interim redetermination requested by the Company due to the Ward County acquisition. At March 31, 2010, we had $131.2 million outstanding under our reserve-based credit facility and as of April 29, 2010 we have $66.8 million available to be borrowed under our reserve-based credit facility.

The borrowing base is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future natural gas, natural gas liquids and oil prices) from our proved natural gas, natural gas liquids and oil reserves. In December 2009, our borrowing base was set at $195.0 million. The borrowing base is currently under review pursuant to our semi-annual redetermination and has not been completed due to the revisions that will be necessary pending the closing of the recently announced acquisition. We anticipate the review process will be completed during May 2010 and will reflect an increase to the borrowing base. Our next borrowing base redetermination is scheduled for October 2010 utilizing our September 30, 2010 reserve report.  If commodity prices decline in the future and banks continue to lower their internal projections of natural gas, natural gas liquids and oil prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. If our outstanding borrowings under the reserve-based credit facility exceed 90% of the borrowing base, we would be required to suspend distributions to our unitholders until we have reduced our borrowings to below the 90% threshold. At March 31, 2010, our borrowings represented 67% of our borrowing base. Absent accretive acquisitions, it is our current intention to utilize our excess cash flow during 2010 to reduce our borrowings under our reserve-based credit facility.

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

As of March 31, 2010, we have elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of March 31, 2010, there were no loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of March 31, 2010 is provided in the following table (in thousands):

	Payments Due by Year
	2010	2011	2012	2013	2014	After 2014	Total
Management base salaries	$484	$570	$570	$—	$—	$—	$1,624
Asset retirement obligations	—	309	74	95	118	3,861	4,457
Derivative liabilities	5,926	1,152	975	414	—	—	8,467
Long-term debt (1)	—	—	131,200	—	—	—	131,200
Operating leases	87	122	130	33	—	—	372
Total	$6,497	$2,153	$132,949	$542	$118	$3,861	$146,120

(1)	This table does not include interest to be paid on the principal balances shown as the interest rates on the reserve-based credit facility are variable.

Non-GAAP Financial Measure

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus:

•	Net interest expense, including write-off of deferred financing fees and realized gains and losses on interest rate derivative contracts;

•	Depreciation, depletion, and amortization (including accretion of asset retirement obligations);

•	Impairment of natural gas and oil properties;

•	Amortization of premiums paid on derivative contracts;

•	Amortization of value on derivative contracts acquired;

•	Unrealized gains and losses on other commodity and interest rate derivative contracts;

•	Deferred taxes; and

•	Unit-based compensation expense.

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

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, Adjusted EBITDA increased 46%, from $12.6 million to $18.5 million. The following table presents a reconciliation of consolidated net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$21,703	$(49,965)
Plus:
Interest expense, including realized losses on interest rate derivative contracts	1,806	1,349
Depreciation, depletion, amortization, and accretion	4,238	3,783
Impairment of natural gas and oil properties	—	63,818
Amortization of premiums paid on derivative contracts	505	928
Amortization of value on derivative contracts acquired	610	537
Unrealized gains on other commodity and interest rate derivative contracts	(10,560)	(9,786)
Deferred taxes	(80)	(197)
Unit-based compensation expense	254	887
Fair value of phantom units granted to officers	27	1,301
Adjusted EBITDA	$18,503	$12,655

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

At March 31, 2010, the fair value of commodity derivative contracts was an asset of approximately $31.8 million, of which $22.6 million settles during the next twelve months.

The following table summarizes commodity derivative contracts in place at March 31, 2010:

	April 1, -December 31, 2010	Year 2011	Year 2012	Year 2013
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	3,482,446	3,328,312	—	—
Fixed Price ($/MMBtu)	$8.60	$7.83	$—	$—
Collars:
Notional Volume (MMBtu)	1,256,500	1,933,500	—	—
Floor Price ($/MMBtu)	$7.72	$7.34	$—	$—
Ceiling Price ($/MMBtu)	$8.92	$8.44	$—	$—
Total:
Notional Volume (MMBtu)	4,738,946	5,261,812	—	—

Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	231,250	260,750	137,250	118,625
Fixed Price ($/Bbl)	$85.93	$86.12	$88.13	$88.42
Collars:
Notional Volume (Bbls)	—	—	45,750	45,625
Floor Price ($/Bbl)	$—	$—	$80.00	$80.00
Ceiling Price ($/Bbl)	$—	$—	$100.25	$100.25
Total:
Notional Volume (Bbls)	231,250	260,750	183,000	164,250

Interest Rate Risks

At March 31, 2010, we had debt outstanding of $131.2 million, which incurred interest at floating rates based on LIBOR in accordance with our reserve-based credit facility and, if the debt remains the same, a 1% increase in LIBOR would result in an estimated $0.3 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

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

The following summarizes information concerning our positions in open interest rate derivative contracts at March 31, 2010 (in thousands):

	Notional Amount	Fixed Libor Rates
Period:
April 1, 2010 to December 18, 2010	$10,000	1.50%
April 1, 2010 to December 20, 2010	$10,000	1.85%
April 1, 2010 to March 31, 2011	$20,000	2.08%
April 1, 2010 to December 10, 2012	$20,000	3.35%
April 1, 2010 to January 31, 2013	$20,000	2.38%
April 1, 2010 to January 31, 2013	$20,000	2.66%

Counterparty Risk

At March 31, 2010, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses (in thousands):

	Citibank, N.A. (A+)	BNP Paribas (AA)	The Bank of Nova Scotia (AA-)	Wells Fargo Bank N.A./Wachovia Bank, N.A.(AA)	BBVA Compass ( A+)	Total
Current Assets	$6,607	$12,940	$796	$2,217	$15	$22,575
Current Liabilities	(85)	—	(109)	(330)	—	(524)
Long-Term Assets	2,816	4,915	1,468	—	—	9,199
Long-Term Liabilities	—	(1,377)	(572)	(13)	(4)	(1,966)
Total Amount Due from/(Owed To) Counterparty at March 31, 2010	$9,338	$16,478	$1,583	$1,874	$11	$29,284

We net derivative assets and liabilities for counterparties where we have a legal right of offset.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, in accordance with rules of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our units, please refer to Part I- Item 1A- Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 other than those set forth below.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The federal Congress is considering legislation that would amend the federal Safe Drinking Water Act by repealing an exemption for the underground injection of hydraulic fracturing fluids near drinking water sources.  Hydraulic fracturing is an important and commonly used process for the completion of natural gas, and to a lesser extent, oil wells in shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate natural gas production.  Sponsors of the legislation have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  If enacted, the legislation could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements.  The legislation also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available.  The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, various state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  The adoption of any federal or state legislation or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.  Moreover, the U.S. Environmental Protection Agency, or “EPA,” announced in March 2010 that it has allocated $1.9 million in 2010 and has requested funding in fiscal year 2011 for conducting a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health.  Consequently, even if the current federal legislation is not adopted, the performance of the hydraulic fracturing study by the EPA could spur further action at a later date towards federal legislation and regulation of hydraulic fracturing activities.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas, natural gas liquids and oil we produce while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

On December 15, 2009, the U.S. Environmental Protection Agency, or “EPA” published its final findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources.  In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.  Only recently, in March 2010, the EPA announced a proposed rulemaking that would expand its final rule on reporting of greenhouse gas emissions to include owners and operators of petroleum and natural gas systems.  If the proposed rule is finalized in its current form, monitoring of those newly covered sources would commence on January 1, 2011.  The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the natural gas, natural gas liquids and oil that we produce.  Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur significant costs in preparing for or responding to those effects.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress currently is considering broad financial regulatory reform legislation that among other things would impose comprehensive regulation on the over-the-counter (OTC) derivatives marketplace and could affect the use of derivatives in hedging transactions. The financial regulatory reform bill adopted by the House of Representatives on December 11, 2009, would subject swap dealers and ‘‘major swap participants’’ to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants.  For these purposes, a major swap participant generally would be someone other than a dealer who maintains a ‘‘substantial’’ net position in outstanding swaps, excluding swaps used for commercial hedging or for reducing or mitigating commercial risk, or whose positions create substantial net counterparty exposure that could have serious adverse effects on the financial stability of the U.S. banking system or financial markets. The House-passed bill also would provide the Commodity Futures Trading Commission (CFTC) with express authority to impose position limits for OTC derivatives related to energy commodities. Separately, in late January, 2010, the CFTC proposed regulations that would impose speculative position limits for certain futures and option contracts in natural gas, crude oil, heating oil, and gasoline. These proposed regulations would make an exemption available for certain bona fide hedging of commercial risks. Additionally, the Senate currently is considering legislation that would impose new rules on derivatives which could be more restrictive than those adopted by the House.  Although it is not possible at this time to predict whether or when Congress will enact derivatives legislation or the CFTC will finalize its proposed regulations, any laws or regulations that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010 one of our wholly-owned subsidiaries purchased 52,664 of our common units on the open market at the prevailing market price. The following table summarizes the unit purchases that occurred during the three months ended March 31, 2010:

Period	Number of common units repurchased	Average price paid per common unit
January 1, 2010 to January 31, 2010	41,000		$22.83
February 1, 2010 to February 28, 2010	—	$	N/A
March 1, 2010 to March 31, 2010	11,664		$23.89
Total common units purchased	52,664		$23.06

 Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

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

Date: May 4, 2010
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)