Form 10-Q
period 2012-06-30
Vanguard Natural Resources, LLC
filed 2012-08-03
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
☐  Yes   ☒  No

 Common units outstanding on August 1, 2012: 51,641,349.

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

When we refer to oil, natural gas and NGLs in “equivalents,” we are doing so to compare quantities of natural gas with quantities of NGLs and oil or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which 42 gallons is equal to one Bbl of oil or one Bbl of NGLs and one Bbl of oil or one Bbl of NGLs is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

References in this report to “us,” “we,” “our,” “the Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Permian, LLC (“Vanguard Permian”), VNR Finance Corp. (“VNRF”), Encore Energy Partners Operating LLC and Encore Clear Fork Pipeline LLC.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

 VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil, natural gas and NGLs sales	$66,441	$80,371	$149,158	$152,410
Loss on commodity cash flow hedges	—	(601)	—	(1,672)
Realized gain (loss) on commodity derivative contracts	2,165	1,193	(1,074)	2,572
Unrealized gain (loss) on commodity derivative contracts	83,309	31,546	60,575	(41,014)
Total revenues	151,915	112,509	208,659	112,296

Costs and expenses:
Production:
Lease operating expenses	16,681	15,120	35,240	27,452
Production and other taxes	7,251	7,404	14,111	13,626
Depreciation, depletion, amortization, and accretion	20,855	21,551	42,652	41,378
Selling, general and administrative expenses	4,827	7,346	9,799	12,222
Total costs and expenses	49,614	51,421	101,802	94,678

Income from operations	102,301	61,088	106,857	17,618

Other income (expense):
Interest expense	(9,830)	(6,841)	(15,159)	(13,628)
Realized loss on interest rate derivative contracts	(566)	(612)	(1,142)	(1,505)
Unrealized gain (loss) on interest rate derivative contracts	(2,623)	(803)	(3,044)	299
Net gain (loss) on acquisition of oil and natural gas properties	14,126	(870)	13,796	(870)
Other	39	8	115	6
Total other income (expense)	1,146	(9,118)	(5,434)	(15,698)

Net income	103,447	51,970	101,423	1,920
Less:
Net income attributable to non-controlling interest	—	20,171	—	533
Net income attributable to Vanguard unitholders	$103,447	$31,799	$101,423	$1,387

Net income per Common and Class B units – basic	$1.99	$1.05	$1.94	$0.05
Net income per Common and Class B units – diluted	$1.98	$1.05	$1.94	$0.05

Weighted average units outstanding:
Common units – basic	51,611	29,810	51,839	29,768
Common units – diluted	51,781	29,953	51,892	29,834
Class B units – basic & diluted	420	420	420	420

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$103,447	$51,970	$101,423	$1,920

Net gains from derivative contracts:
Reclassification adjustments for settlements	—	601	—	1,633
Other comprehensive income	—	601	—	1,633

Comprehensive income	$103,447	$52,571	$101,423	$3,553

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$—	$2,851
Trade accounts receivable, net	48,152	48,046
Derivative assets	75,132	2,333
Other current assets	2,817	3,462
Total current assets	126,101	56,692

Oil and natural gas properties, at cost	1,748,926	1,549,821
Accumulated depletion	(242,079)	(331,836)
Oil and natural gas properties evaluated, net – full cost method	1,506,847	1,217,985

Other assets
Goodwill	420,955	420,955
Derivative assets	71,217	1,105
Other assets	32,677	19,626
Total assets	$2,157,797	$1,716,363

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$4,869	$7,867
Affiliate	243	718
Accrued liabilities:
Lease operating	5,659	5,828
Developmental capital	7,049	563
Interest	6,704	103
Production and other taxes	11,774	12,768
Derivative liabilities	2,705	12,774
Deferred swap premium liability	274	275
Oil and natural gas revenue payable	7,515	505
Other	5,692	4,437
Total current liabilities	52,484	45,838

Long-term debt	734,000	771,000
Senior notes, net of discount	347,514	—
Derivative liabilities	6,891	20,553
Asset retirement obligations, net of current portion	43,793	34,776
Other long-term liabilities	3,442	275
Total liabilities	1,188,124	872,442

Commitments and contingencies (Note 8)

Members’ equity
Members’ capital, 51,620,976 common units issued and outstanding at June 30, 2012 and 48,320,104 at December 31, 2011	965,961	839,714
Class B units, 420,000 issued and outstanding at June 30, 2012 and December 31, 2011	3,712	4,207
Total members’ equity	969,673	843,921
Total liabilities and members’ equity	$2,157,797	$1,716,363

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011
(in thousands, except per unit data)
(Unaudited)

	Common Units	Common Units Amount	Class B Units	Class B Units Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Members’ Equity
Balance at December 31, 2010	29,666	$318,597	420	$5,166	$(3,032)	$548,662	$869,393
Distributions to members ($0.56 per unit to unitholders of record February 7, 2011, $0.57 per unit to unitholders of record May 6, 2011, $0.575 per unit to unitholders of record August 5, 2011, $0.5775 per unit to unitholders of record November 7, 2011)	—	(68,068)	—	(959)	—	—	(69,027)
Issuance of common units in connection with the ENP Merger and equity offering, net of merger costs of $2,503 and offering costs of $126	18,439	524,697	—	—	—	(527,326)	(2,629)
Unit-based compensation	215	2,425	—	—	—	—	2,425
Net income	—	62,063	—	—	—	26,067	88,130
Settlement of cash flow hedges in other comprehensive income	—	—	—	—	3,032	—	3,032
ENP cash distribution to non-controlling interest	—	—	—	—	—	(47,403)	(47,403)
Balance at December 31, 2011	48,320	$839,714	420	$4,207	$—	$—	$843,921
Distributions to members ($0.5875 per unit to unitholders of record February 7, 2012, $0.5925 per unit to unitholders of record May 8, 2012)	—	(62,136)	—	(495)	—	—	(62,631)
Issuance of common units, net of offering costs of $763	5,181	137,862	—	—	—	—	137,862
Common units received in exchange for Appalachian Basin properties	(1,900)	(52,478)	—	—	—	—	(52,478)
Unit-based compensation	20	1,576	—	—	—	—	1,576
Net income	—	101,423	—	—	—	—	101,423
Balance at June 30, 2012	51,621	$965,961	420	$3,712	$—	$—	$969,673

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$101,423	$1,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	42,652	41,378
Amortization of deferred financing costs	1,405	2,096
Amortization of debt discount	55	—
Deferred taxes	(124)	14
Unit-based compensation	1,576	1,146
Non-cash compensation associated with phantom units granted to officers	242	233
Amortization of premiums paid on derivative contracts	6,959	4,838
Amortization of value on derivative contracts acquired	—	118
Unrealized (gains) losses on commodity and interest rate derivative contracts	(57,531)	40,715
Net (gain) loss on acquisition of oil and natural gas properties	(13,796)	870
Changes in operating assets and liabilities:
Trade accounts receivable	4,994	(4,703)
Payables to affiliates	(1,436)	734
Other current assets	399	(126)
Price risk management activities, net	(5,289)	(947)
Accounts payable and oil and natural gas revenue payable	4,345	(1,900)
Accrued expenses and other current liabilities	11,260	(1,533)
Other assets	424	6
Net cash provided by operating activities	97,558	84,859

Investing activities
Additions to property and equipment	(286)	(499)
Additions to oil and natural gas properties	(23,360)	(8,729)
Acquisitions of oil and natural gas properties and derivative contracts	(453,040)	(12,042)
Deposits and prepayments of oil and natural gas properties	(4,411)	(10,689)
Proceeds from the sale of oil and natural gas properties	5,377	4,975
Net cash used in investing activities	(475,720)	(26,984)

Financing activities
Proceeds from borrowings	508,500	197,000
Repayment of debt	(545,500)	(192,500)
Proceeds from Senior Notes, net of discount	347,459	—
Proceeds from equity offering, net	137,862	(87)
Distributions to members	(62,631)	(34,121)
Financing fees	(10,379)	(220)
ENP distributions to non-controlling interest	—	(24,315)
Net cash provided by (used in) financing activities	375,311	(54,243)

Net increase (decrease) in cash and cash equivalents	(2,851)	3,632
Cash and cash equivalents, beginning of period	2,851	1,828
Cash and cash equivalents, end of period	$—	$5,460

Supplemental cash flow information:
Cash paid for interest	$7,123	$11,267
Non-cash investing and financing activities:
Asset retirement obligations	$9,398	$406
Deferred swap premium	$—	$1,096
Common units received in exchange for Appalachian Basin properties	$52,478	$—

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and, over time, increase our quarterly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in six operating areas:

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	Mississippi; and

•	South Texas.

We previously owned properties and oil and natural gas reserves in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee (the “Appalachian Basin”). In February 2012, we entered into a Unit Exchange Agreement with our founding unitholder to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC which controlled all of our ownership interests in oil and natural gas properties in the Appalachian Basin in exchange for 1.9 million of our common units valued at the closing price of $27.62 per unit at March 30, 2012, $52.5 million, with an effective date of January 1, 2012 (the “Unit Exchange”). The 1.9 million of our common units redeemed in the Unit Exchange have been cancelled and are no longer outstanding. We completed this transaction on March 30, 2012 for total non-cash consideration of $51.1 million, after closing adjustments of $1.4 million. This transaction was accounted for as a reduction to the full cost pool and no gain or loss was recognized because the assets transferred were not a significant portion of the full cost pool.

1.	Summary of Significant Accounting Policies

The accompanying financial statements are unaudited and were prepared from our records. We derived the Consolidated Balance Sheet as of December 31, 2011, from the audited financial statements filed in our 2011 Annual Report.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2011 Annual Report, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income, members’ equity or net cash flows.

As of June 30, 2012, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2011 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

(b)	Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, natural gas and NGLs reserves and related cash flow estimates used in impairment tests of oil and natural gas properties and goodwill, the acquisition of oil and natural gas properties, the fair value of derivative contracts and asset retirement obligations, accrued oil, natural gas and NGLs revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization, and accretion. Actual results could differ from those estimates.

(c)	Non-controlling Interest:

On December 31, 2010, we acquired (the “ENP Purchase”) all of the member interests in Encore Energy Partners GP, LLC (“ENP GP”), the general partner of Encore Energy Partners LP (“ENP”), and 20,924,055 common units representing limited partnership interests in ENP (the “ENP Units”), together representing a 46.7% aggregate equity interest in ENP at the date of the ENP Purchase, from Denbury Resources Inc. Since the ENP Purchase, and prior to an internal reorganization whereby ENP GP and ENP were merged into VNG, we consolidated ENP as we had the ability to control the operating and financial decisions and policies of ENP through our ownership of ENP GP. As presented in the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011, “net income attributable to non-controlling interest” of $20.2 million and $0.5 million, respectively, represents ENP's results of operations attributable to third-party owners other than Vanguard.

On December 1, 2011, we acquired the remaining 53.4% of the ENP Units not held by us through a merger (the “ENP Merger”) with one of our wholly owned subsidiaries. We refer to the ENP Purchase and ENP Merger collectively as the “ENP Acquisition.”

2.	Acquisitions

On March 9, 2012, we entered into a definitive agreement with a private seller for the acquisition of certain oil and natural gas properties located in Wyoming. We refer to this acquisition as the “Wyoming II Acquisition.” We completed this acquisition on March 30, 2012 with an effective date of March 1, 2012 for an adjusted purchase price of $13.5 million. The purchase price was funded with borrowings under our Reserve-Based Credit Facility (defined in Note 3. Debt). In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the Wyoming II Acquisition as compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in goodwill of $0.3 million, which was immediately impaired and recorded as a loss in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

On June 1, 2012, we entered into a purchase and sale agreement with Antero Resources LLC for the acquisition of natural gas and liquids properties in the Woodford Shale and Fayetteville Shale of the Arkoma Basin. We refer to this acquisition as the “Arkoma Basin Acquisition.” We completed this acquisition on June 29, 2012, and accordingly, no operations are included in the three and six month periods ended June 30, 2012. This acquisition had an effective date of April 1, 2012 and was purchased for an adjusted purchase price of $428.9 million, subject to customary post-closing adjustments to be determined. The purchase price was funded with borrowings under our Reserve-Based Credit Facility. Upon closing of this acquisition, we assumed natural gas swaps valued at $109.5 million on the closing date, which were restructured in July 2012 to cover 100% of the estimated natural gas production from existing producing wells in the acquired properties over the next five years. See Note 12. Subsequent Events for further discussion of this restructuring.

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the Arkoma Basin Acquisition as compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in a gain of $14.1 million, as noted in the table below. The gain resulted primarily from changes in the value of derivative assets which were driven by corresponding natural gas prices and has been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$346,506
Derivative assets	109,495
Asset retirement obligations	(9,484)
Oil and natural gas revenue payable and imbalance liabilities	(3,463)
Total fair value of assets and liabilities acquired	443,054
Fair value of consideration transferred	428,928
Gain on acquisition	$14,126

In accordance with ASC Topic 805, presented below are unaudited pro forma results for each of the three and six months ended June 30, 2012 and 2011 to show the effect on our consolidated results of operations as if the Wyoming II and Arkoma Basin Acquisitions had occurred on January 1, 2011 and all of our acquisitions during 2011 as listed below had occurred on January 1, 2010. For a complete description of these acquisitions please refer to footnote 2 of our consolidated financial statements contained in our 2011 Annual Report.

Acquisition	Closing Date
Newfield Acquisition	May 12, 2011
Permian Basin Acquisition I	July 29, 2011
Permian Basin Acquisition II	August 8, 2011
Wyoming I Acquisition	September 1, 2011
Gulf Coast Acquisition	August 31, 2011
North Dakota Acquisition	December 1, 2011
Parker Creek II Acquisition	December 22, 2011

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and gas properties acquired, adjusted for (1) the assumption of asset retirement obligations and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions and (4) interest expense on the Senior Notes (defined in Note 3. Debt), including the amortization of discount on bonds payable. As discussed in Note 3 of our consolidated financial statements, we used a portion of the net proceeds from the Senior Notes offering to repay all indebtedness outstanding under our Second Lien Term Loan (defined in Note 3. Debt) and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility. The repayment therefore resulted in an increase in the amount available for borrowing under our Reserve-Based Credit Facility. The pro forma results assume that the increase in borrowing capacity provides us available funding for the Arkoma Basin Acquisition. The unaudited pro forma results also reflect the impact of the Unit Exchange, including the elimination of the results of operations from the properties we previously owned in the Appalachian Basin and the receipt of the 1.9 million common units received as consideration for the exchange, as if it had occurred on January 1, 2011. The net gain (loss) on acquisition of oil and natural gas properties and material transactions costs related to the ENP Merger were excluded from the pro forma results for the three and six months ended June 30, 2012 and 2011. Additionally, the pro forma results are adjusted for the elimination of non-controlling interest in ENP for the three and six months ended June 30, 2011 and the impact of additional common units issued in connection with the ENP Merger. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma (in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$183,859	$169,097	$284,551	$225,303
Net income	$103,472	$70,567	$126,578	$36,661
Net income per unit:
Common & Class B units – basic	$1.99	$1.51	$2.42	$0.78
Common & Class B units – diluted	$1.98	$1.51	$2.42	$0.78

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the Unit Exchange in the pro forma results presented above are as follows (in thousands):

	Pro forma (in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$5,488	$3,267	$10,471
Excess of revenues over direct operating expenses	$(18)	$1,854	$(400)	$3,335

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for all of our acquisitions are shown in the table that follows (in thousands). Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Newfield Acquisition
Revenues	$440	$309	$910	$309
Excess of revenues over direct operating expenses	$(93)	$261	$327	$261
Permian Basin Acquisition I
Revenues	$2,644	$—	$7,026	$—
Excess of revenues over direct operating expenses	$1,464	$—	$4,722	$—
Permian Basin Acquisition II
Revenues	$375	$—	$864	$—
Excess of revenues over direct operating expenses	$104	$—	$482	$—
Wyoming I Acquisition
Revenues	$766	$—	$2,600	$—
Excess of revenues over direct operating expenses	$466	$—	$1,525	$—
Gulf Coast Acquisition
Revenues	$2,532	$—	$5,684	$—
Excess of revenues over direct operating expenses	$1,562	$—	$3,281	$—
North Dakota Acquisition
Revenues	$577	$—	$1,419	$—
Excess of revenues over direct operating expenses	$(179)	$—	$5	$—
Parker Creek II Acquisition
Revenues	$545	$—	$1,084	$—
Excess of revenues over direct operating expenses	$481	$—	$951	$—
Wyoming II Acquisition
Revenues	$488	$—	$496	$—
Excess of revenues over direct operating expenses	$374	$—	$382	$—

3.	Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	October 31, 2016	$734,000	$671,000
Second Lien Term Loan	Variable (2)	May 30, 2017	—	100,000
Senior Notes	7.875% (3)	April 1, 2020	350,000	—
			1,084,000	771,000
Unamortized discount on Senior Notes			(2,486)	—
Total debt			$1,081,514	$771,000

(1)	Variable interest rate was 2.50% and 2.55% at June 30, 2012 and December 31, 2011, respectively.
(2)	Variable interest rate was 5.8% at December 31, 2011.
(3)	Effective interest rate is 8.0%.

Senior Secured Reserve-Based Credit Facility

On September 30, 2011, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a maximum facility size of $1.5 billion (the “Reserve-Based Credit Facility”) and an initial borrowing base of $765.0 million. The Credit Agreement provides for the (1) extension of the maturity date by five years to October 31, 2016, (2) increase in the number of lenders from eight to twenty, (3) increase in the percentage of future production that can be hedged, (4) increase in the permitted debt to EBITDA coverage ratio from 3.5x to 4.0x, (5) elimination of the required interest coverage ratio, (6) elimination of the ten percent liquidity requirement to pay distributions to unitholders, and (7) ability to incur unsecured debt. Borrowings from this Reserve-Based Credit Facility and the Second Lien Term Loan facility (as discussed below) were used to fully repay outstanding borrowings from ENP’s senior secured revolving credit facility and Vanguard’s $175.0 million term loan. In November 2011, we entered into the First Amendment to the Third Amended and Restated Credit Agreement, which included amendments to (a) specify the effective date of November 30, 2011, (b) allow us to use the proceeds from our Reserve-Based Credit Facility to refinance our debt under the Second Lien Term Loan facility, (c) include the current maturities under the Second Lien Term Loan in determining the consolidated current ratio, and (d) provide a cap on the amount of outstanding debt under the Second Lien Term Loan. Our obligations under the Reserve-Based Credit Facility are secured by mortgages on our oil and natural gas properties and other assets and are guaranteed by all of our operating subsidiaries. On March 30, 2012, the closing date of the Unit Exchange, our borrowing base was reduced to $740.0 million and was further reduced to $670.0 million in April 2012 as a result of the completion of our Senior Notes offering.

On June 29, 2012, in connection with the closing of the Arkoma Basin Acquisition, we entered into the Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the borrowing base to $975.0 million from $670.0 million and added two new lenders to the Reserve-Based Credit Facility.

On June 30, 2012 there were $734.0 million of outstanding borrowings and $241.0 million of borrowing capacity under the Reserve-Based Credit Facility.

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At June 30, 2012, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At June 30, 2012, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility allows us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4. Price and Interest Rate Risk Management Activities for further discussion.

Second Lien Term Loan

On November 30, 2011, we entered into a $100.0 million senior secured second lien term loan facility (the “Second Lien Term Loan”) with a maturity date of May 30, 2017. Borrowings under the Second Lien Term Loan were comprised entirely of Eurodollar Loans. Interest on borrowings under the Second Lien Term Loan accrued at a rate per annum equal to the sum of the applicable margin plus the Adjusted LIBO Rate in effect on such day. In April 2012, we paid all of our outstanding debt under the Second Lien Term Loan using the proceeds from our Senior Notes offering.

Senior Notes

On April 4, 2012, we and our wholly-owned subsidiary, VNRF, completed a public offering of $350.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Senior Notes”), at a public offering price of 99.274%, resulting in aggregate net proceeds of $338.7 million, after deducting underwriting discounts and financing fees. The discount and financing fees will be amortized over the life of the Senior Notes. Such amortization is recorded in interest expense on the Consolidated Statements of Operations. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF) and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications.  If the Senior Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At June 30, 2012, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, $175.0 million of members’ equity is available for payment of distributions, and the remainder is restricted.

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

As of June 30, 2012, we had open commodity derivative contracts covering our anticipated future production as follows:

Swap Agreements

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price
July 1, 2012 – December 31, 2012	11,261,168	$6.32	747,960	$87.95
January 1, 2013 – December 31, 2013	22,338,000	$6.07	1,350,500	$89.18
January 1, 2014 – December 31, 2014	13,835,225	$6.16	1,414,375	$89.91
January 1, 2015 – December 31, 2015	7,300,000	$5.58	—	$—

In July 2012, we restructured the natural gas swaps acquired in connection with the Arkoma Basin Acquisition. See Note 12. Subsequent Events for further discussion of this restructuring.

Swaptions

Calls were sold or options were provided to counterparties under swaption agreements to extend the swap into subsequent years as follows:

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
July 1, 2012 - December 31, 2012	—	—	69,000	$100.00
January 1, 2013 - December 31, 2013	—	—	196,350	$100.73
January 1, 2014 - December 31, 2014	1,642,500	$5.69	492,750	$117.22
January 1, 2015 - December 31, 2015	—	—	508,445	$105.98
January 1, 2016 - December 31, 2016	—	—	622,200	$125.00

Basis Swaps

	Gas		Oil
Contract Period	MMBtu	Weighted Avg. Basis Differential (1)	Bbls	Weighted Avg. Basis Differential (2)
July 1, 2012 – December 31, 2012	460,000	$(0.32)	42,000	$15.15
January 1, 2013 – December 31, 2013	912,500	$(0.32)	84,000	$9.60
January 1, 2014 – December 31, 2014	452,500	$(0.32)	—	$—

(1)	Natural gas basis swap contracts represent a weighted average differential between prices against Rocky Mountains (CIGC) and NYMEX Henry Hub prices.
(2)	Oil basis swap contracts represent a weighted average differential between prices against Light Louisiana Sweet Crude (LLS) and NYMEX WTI prices.

Collars

	Oil
Contract Period	Bbls	Floor	Ceiling
July 1, 2012 - December 31, 2012	207,000	$80.89	$99.47
January 1, 2013 - December 31, 2013	82,125	$88.89	$107.34
January 1, 2014 - December 31, 2014	12,000	$100.00	$116.20

Three-Way Collars

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
July 1, 2012 - December 31, 2012	432,400	$88.94	$104.02	$69.36
January 1, 2013 - December 31, 2013	1,163,150	$93.93	$105.98	$68.94
January 1, 2014 - December 31, 2014	565,750	$98.06	$108.86	$74.19
January 1, 2015 - December 31, 2015	194,055	$100.00	$124.53	$75.00

Puts

	Gas
Contract Period	MMBtu	Weighted Average Fixed Price
July 1, 2012 – December 31, 2012	165,232	$6.76

Put Spreads

	Oil
Contract Period	Bbls	Floor	Put Sold
January 1, 2015 – December 31, 2015	255,500	$100.00	$75.00

Interest Rate Swaps

We enter into interest rate swap agreements, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate exposures to fixed interest rates.

As of June 30, 2012, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed Libor Rates
July 1, 2012 to December 10, 2016	$20,000	2.17%
July 1, 2012 to October 31, 2016	$40,000	1.65%
July 1, 2012 to October 31, 2016	$20,000	1.78%
July 1, 2012 to March 7, 2016	$75,000	1.08%
July 1, 2012 to September 23, 2016	$75,000	1.15%
August 6, 2012 to August 6, 2016	$25,000	1.80%
August 6, 2012 to August 5, 2015 (1)	$30,000	2.25%
September 7, 2012 to September 7, 2016	$25,000	1.25%

(1)
On August 15, 2015, the counterparty has the option to extend the termination date of this contract for a notional amount of $30.0 million at 2.25% to August 5, 2018. Additionally, we sold an option to a counterparty to put us into a $25,000 LIBOR swap at 1.25% for the period September 7, 2012 to September 7, 2016.

Balance Sheet Presentation

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the Consolidated Balance Sheets. The following summarizes the fair value of derivatives outstanding on a gross basis (in thousands):

	June 30, 2012	December 31, 2011
Assets:
Commodity derivatives	$176,961	$42,504
Interest rate swaps	290	504
	$177,251	$43,008
Liabilities:
Commodity derivatives	$(30,902)	$(66,129)
Interest rate swaps	(9,596)	(6,768)
	$(40,498)	$(72,897)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (See Note 3. Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $177.3 million at June 30, 2012.

We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments only with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives, and therefore the risk of such loss is partially mitigated as of June 30, 2012.

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

The following presents our reported gains and losses on derivative instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains (losses):
Commodity derivatives	$2,165	$1,193	$(1,074)	$2,572
Interest rate swaps	(566)	(612)	(1,142)	(1,505)
	$1,599	$581	$(2,216)	$1,067
Unrealized gains (losses):
Commodity derivatives	$83,309	$31,546	$60,575	$(41,014)
Interest rate swaps	(2,623)	(803)	(3,044)	299
	$80,686	$30,743	$57,531	$(40,715)
Net gains (losses):
Commodity derivatives	$85,474	$32,739	$59,501	$(38,442)
Interest rate swaps	(3,189)	(1,415)	(4,186)	(1,206)
	$82,285	$31,324	$55,315	$(39,648)

5.	Fair Value Measurements

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

We have applied the provisions of ASC Topic 820 to assets and liabilities measured at fair value on a recurring basis, which includes our commodity and interest rate derivatives contracts, and on a nonrecurring basis, which includes goodwill, acquisitions of oil and natural gas properties and other intangible assets. ASC Topic 820 provides a definition of fair value and a framework for measuring fair value, as well as expanding disclosures regarding fair value measurements. The framework requires fair value measurement techniques to include all significant assumptions that would be made by willing participants in a market transaction.

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

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. The carrying amounts of our Senior Notes approximate fair value because they approximate the amounts for which the Senior Notes traded in the secondary market at June 30, 2012. We consider this fair value estimate as a Level 1 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2012
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$146,059	$—	$146,059
Interest rate derivative contracts	—	290	—	290
Total derivative instruments	$—	$146,349	$—	$146,349

Liabilities:
Commodity price derivative contracts	$—	$—	$—	$—
Interest rate derivative contracts	—	(9,596)	—	(9,596)
Total derivative instruments	$—	$(9,596)	$—	$(9,596)

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$3,438	$—	$3,438
Interest rate derivative contracts	—	—	—	—
Total derivative instruments	$—	$3,438	$—	$3,438

Liabilities:
Commodity price derivative contracts	$—	$(27,063)	$—	$(27,063)
Interest rate derivative contracts	—	(6,264)	—	(6,264)
Total derivative instruments	$—	$(33,327)	$—	$(33,327)

We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other”. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. Any sharp decreases in the prices of oil and natural gas or any significant negative reserve adjustments from the December 31, 2011 assessment could change our estimates of the fair value of our reporting unit and could result in an impairment charge.

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

Financial assets and financial liabilities measured at fair value on a nonrecurring basis are summarized below (in thousands):

	June 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Goodwill	$—	$—	$420,955
Acquisitions of oil and natural gas properties	$—	$—	$361,000
Other intangible assets, net	$—	$8,746	$—

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Goodwill	$—	$—	$420,955
Other intangible assets, net	$—	$8,837	$—

Our nonfinancial assets and liabilities, which are initially measured at fair value, are comprised primarily of asset retirement obligations and oil and natural gas properties acquired.  These assets and liabilities are recorded at fair value when incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. We utilize ASC Topic 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the six month period ended June 30, 2012, we acquired oil and natural gas properties with a fair value of $361.0 million. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6. Asset Retirement Obligations, in accordance with ASC Topic 410-20.  The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 5.0% and 5.5%; and (4) the 10-year average inflation factor (2.4%).

6.	Asset Retirement Obligations

The asset retirement obligations as of June 30 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the six months ended June 30, were as follows (in thousands):

	2012	2011
Asset retirement obligations at January 1,	$35,921	$30,202
Liabilities added during the current period	9,733	406
Accretion expense	541	380
Retirements	(335)	(79)
Total asset retirement obligations at June 30,	45,860	30,909
Less: current obligations	(2,067)	(917)
Long-term asset retirement obligation at June 30,	$43,793	$29,992

7.	Related Party Transactions

As previously discussed, we owned oil and natural gas properties in the Appalachian Basin. In February 2012, we entered into a Unit Exchange Agreement with our founding unitholder to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC which controlled all of our ownership interests in oil and natural gas properties in the Appalachian Basin in exchange for 1.9 million of our common units valued at the closing price of $27.62 per unit at March 30, 2012, $52.5 million, with an effective date of January 1, 2012. We completed this transaction on March 30, 2012 for total non-cash consideration of $51.1 million, after closing adjustments of $1.4 million.

Prior to the completion of the Unit Exchange, we relied on Vinland Energy Eastern, LLC (“Vinland”) to execute our drilling program, operate our wells and gather our natural gas in the Appalachian Basin. We reimbursed Vinland $60.00 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in the Appalachian Basin under a Management Services Agreement (“MSA”) which costs are reflected in our lease operating expenses. Under a Gathering and Compression Agreement (“GCA”), Vinland received a $0.25 per Mcf transportation fee on existing wells drilled prior to December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” In June 2010, we began discussions with Vinland regarding an amendment to the GCA to go into effect beginning on July 1, 2010. The amended agreement would provide gathering and compression services based upon actual costs plus a margin of $.055 per mcf. We and Vinland agreed in principle to this change effective July 1, 2010 and jointly operated on this basis, however, no formal agreement between us and Vinland was signed. Under the GCA, the transportation fee that we paid to Vinland only encompassed transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets applied. These transportation fees were outlined in the GCA and are reflected in our lease operating expenses. Costs incurred under the MSA were $0.5 million for the three months ended June 30, 2011, and $0.6 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. Costs incurred under the GCA were $0.4 million for the three months ended June 30, 2011, and $0.4 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. As a result of the Unit Exchange, the MSA and GCA were terminated.

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

On August 28, 2011, Herman Goldstein, a purported unitholder of ENP, filed a putative class action complaint against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard in the United States District Court for the Southern District of Texas on behalf of the unitholders of ENP. That lawsuit is captioned Goldstein v. Encore Energy Partners LP. et al., United States District Court for the Southern District of Texas, 4:11-cv-03198.  Plaintiff alleged that the named defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder by disseminating a false and materially misleading proxy statement in connection with the merger. Plaintiff sought an injunction prohibiting the proposed merger from going forward. The case was voluntarily dismissed on June 11, 2012.

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

The Company cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of this filing, nor can the Company predict the amount of time and expense that will be required to resolve these lawsuits. The Company and the other defendants named in these lawsuits intend to defend vigorously against these and any other actions.

9.	Common Units and Net Income per Unit

Basic earnings per unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income attributable to Vanguard unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  We use the treasury stock method to determine the dilutive effect.  As of June 30, 2012, we had two classes of units outstanding:  (i) units representing limited liability company interests (“common units”) listed on the NYSE under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 10. Unit-Based Compensation.  The Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic earnings per unit.

For the three and six months ended June 30, 2012, the 175,000 options granted to officers under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“VNR LTIP”) have been included in the computation of diluted earnings per unit as 48,852 and 52,359 additional common units, respectively, that would have been issued and outstanding under the treasury stock method assuming the options had been exercised at the beginning of the period.  For the three and six months ended June 30, 2011, these options were included in the computation of diluted earnings per unit as 63,578 and 65,571 additional common units, respectively, that would have been issued and outstanding under the treasury stock method assuming the options had been exercised at the beginning of the period, respectively.  The 127,500 phantom units granted to officers from 2010 through 2012 under the VNR LTIP have also been included in the computation of earnings per unit for the three months ended June 30, 2012 as they had a dilutive effect and they have been excluded for the six months ended June 30, 2012 as they had no dilutive effect. Of the 127,500 phantom units granted to date, 85,000 of them were granted to officers during 2010 and 2011 and have been included in the computation of earnings per unit for the three months ended June 30, 2012 as they had a dilutive effect and have been excluded for the six months ended June 30, 2011 as they had no dilutive effect.

In accordance with ASC Topic 260, dual presentation of basic and diluted earnings per unit has been presented in the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 including each class of units issued and outstanding during the respective periods: common units and Class B units.  Net income per unit is allocated to the common units and the Class B units on an equal basis.

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

During the six months ended June 30, 2012, two of our executives were granted 15,000 phantom units each under the February Amended Agreements, and one executive was granted 12,500 phantom units under the June Amended Agreement. The phantom units are subject to a three-year vesting period, although the vesting is not pro-rata, but a one-time event which shall occur on the three-year anniversary of the date of grant so long as the executive remains continuously employed with us during such time. The phantom units are accompanied by dividend equivalent rights, which entitle the executives to receive the value of any distributions made by us on our units generally with respect to the number of phantom shares that the executive received pursuant to this grant. In the event the executive is terminated for “Cause” (as such term is defined in the Amended Agreements), all phantom units, whether vested or unvested, will be forfeited. The phantom units, once vested, shall be settled upon the earlier to occur of (a) the occurrence of a “Change of Control” (as defined in the VNR LTIP), or (b) the executive’s separation from service. The amount to be paid in connection with these phantom units can be paid in cash or in units at the election of the officers and will be equal to the appreciation in value of the units from the date of the grant until the determination date (December 31, 2013). As of June 30, 2012, an accrued liability of $0.9 million has been recorded and non-cash unit-based compensation expense of $0.09 million and $0.02 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statement of Operations for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million for each of the six months ended June 30, 2012 and 2011.

During the first six months of 2012, VNR employees were granted a total of 26,568 common units which will vest equally over a four year period.  During the same period, the board members were granted a total of 14,112 common units which will vest one year from the date of grant. All of these grants have distribution equivalent rights that provide the grantee with a payment equal to the distribution on unvested units.

These common units, options and phantom units were granted as partial consideration for services to be performed and thus will be subject to accounting for these grants under ASC Topic 718. The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant.  This value is amortized over the vesting period as referenced above.  A summary of the status of the non-vested units as of June 30, 2012 is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2011	366,670	$27.92
Granted	40,680	$27.61
Forfeited	(20,395)	$28.24
Vested	(93,212)	$28.52
Non-vested units at June 30, 2012	293,743	$27.67

At June 30, 2012, there was approximately $6.6 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 2.2 years. Our Consolidated Statements of Operations reflect non-cash compensation of $0.9 million and $0.7 million in the selling, general and administrative expenses line item for the three months ended June 30, 2012 and 2011, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

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

In August 2010, we entered into an Equity Distribution Program Distribution Agreement (the “2010 Distribution Agreement”) relating to our common units having an aggregate offering price of up to $60.0 million. In accordance with the terms of the 2010 Distribution Agreement we may offer and sell up to the maximum dollar amount of our common units from time to time through our sales agent. Sales of the common units, if any, may be made by means of ordinary brokers' transactions through the facilities of the NYSE at market prices. Our sales agent will receive from us a commission of 1.25% based on the gross sales price per common unit for any common units sold through it as agent under the 2010 Distribution Agreement. Total net proceeds received under the 2010 Distribution Agreement through June 30, 2012 were approximately $6.3 million, after commissions, from the sales of 240,111 common units. Sales made pursuant to the 2010 Distribution Agreement were made through a prospectus supplement to our 2009 Shelf Registration Statement.

On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the existing agreement with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units under the 2011 Distribution Agreement, $115.0 million of the common units may be offered through a prospectus supplement to our 2009 Shelf Registration Statement. The additional $85.0 million of the common units may be offered pursuant to a new prospectus supplement to one of our existing effective shelf registration statements or a new shelf registration statement. Total net proceeds received under the 2011 Distribution Agreement through June 30, 2012, were approximately $3.6 million, after commissions, from the sales of 128,699 common units.

As a result of all our previous offerings, including those made under the 2010 and 2011 Distribution Agreements, we have approximately $112.6 million and $678.8 million remaining available as of June 30, 2012 under our 2009 and 2010 Shelf Registration Statements, respectively.

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

12.	Subsequent Events

On July 23, 2012, our board of directors declared a cash distribution attributable to the second quarter of 2012 of $0.60 per common unit expected to be paid on August 14, 2012 to Vanguard unitholders of record as of the close of business on August 7, 2012.

In July 2012, we restructured the natural gas swaps acquired in connection with the Arkoma Basin Acquisition to cover approximately 100% of the proved production for the next five years at a weighted average swap price of $5.04/MMBtu beginning in August 1, 2012 through June 30, 2017. In addition, the hedges are swaps at the Transcontinental Gas Pipe Line Corp: Zone 4 and the CenterPoint Energy Gas Transmission Co: East, which protect us from the risk of a widening basis differential to NYMEX for its associated production in the future.

The following tables summarize the restructured natural gas swaps:

	Year 2012	Year 2013	Year 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMbtu)	10,957,500	20,075,000	17,702,500	18,250,000	16,470,000	7,602,000
Price ($/MMbtu)	$5.21	$5.04	$5.04	$5.04	$5.04	$5.04

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC (“us,” “we,” “our,” “the Company,” “Vanguard” or “VNR”). The following discussion analyzes the financial condition and results of operations of Vanguard for the three and six months ended June 30, 2012 and 2011. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”) and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and, over time, increasing our quarterly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in six operating areas:

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	Mississippi; and

•	South Texas.

 As of June 30, 2012, based on internal reserve estimates, our total proved reserves were 136.2 MMBOE, of which approximately 32% were oil reserves, 54% were natural gas reserves and 14% were NGLs reserves.  Of these total estimated proved reserves, approximately 72%, or 98.4 MMBOE, were classified as proved developed. Also, at June 30, 2012, we owned working interests in 4,878 gross (1,625 net) productive wells. Our operated wells accounted for approximately 57% of our total estimated proved reserves at June 30, 2012. Our average net daily production for the year ended December 31, 2011 and for the six months ended June 30, 2012 was 13,405 BOE/day and 12,953 BOE/day, respectively. Our average net production for the year ended December 31, 2011 includes production from the properties acquired in connection with the ENP Acquisition. Production from these properties during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP. We own working interests ranging from 30% to 100% in approximately 43,220 gross undeveloped acres surrounding our existing wells. As of June 30, 2012, based on internal reserve estimates, approximately 28%, or 37.8 MMBOE, of our estimated proved reserves were attributable to our working interests in undeveloped acreage.

Recent Developments

Acquisition of Oil and Natural Gas Properties

On June 1, 2012, we entered into a purchase and sale agreement with Antero Resources LLC for the acquisition of natural gas and natural gas liquids properties in the Woodford Shale and Fayetteville Shale of the Arkoma Basin. We refer to this acquisition as the “Arkoma Basin Acquisition.” We completed this acquisition on June 29, 2012 with an effective date of April 1, 2012 for an adjusted purchase price of $428.9 million, subject to customary post-closing adjustments to be determined. The purchase price was funded with borrowings under our Reserve-Based Credit Facility. Upon closing of this acquisition, we assumed natural gas swaps valued at $109.5 million on the closing date, which were restructured in July 2012 to cover 100% of the estimated natural gas production from existing producing wells in the acquired properties over the next five years. See Note 12 in Notes to Consolidated Financial Statements for details about this restructuring.

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the Arkoma Basin Acquisition as compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in a gain of $14.1 million, which has been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Oil, natural gas and NGLs prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil, natural gas or NGLs could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and our ability to pay cash distributions to our unitholders. We have mitigated the volatility on our cash flows with oil price derivative contracts through 2015 and natural gas price derivative contracts through 2017, following the restructuring completed in July 2012 discussed in Note 12. Subsequent Events of The Notes to Consolidated Financial Statements. These hedges are placed on a portion of our proved producing and a portion of our total anticipated production during this time frame. As oil and natural gas prices fluctuate, we will recognize non-cash, unrealized gains and losses in our Consolidated Statements of Operations related to the change in fair value of our commodity derivative contracts.

We face the challenge of oil and natural gas production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the six months ended June 30, 2012, we drilled six gross (5.5 net) operated wells, four gross (0.7 net) non-operated wells and also completed four gross (0.6 net) non-operated wells. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our cash flow at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt or equity securities on favorable terms, or at all, and we may be unable to refinance our borrowings when our credit facilities expire. Additionally, in the event of significant declines in commodity prices, the borrowing base under our Reserve-Based Credit Facility may be redetermined such that it will not provide for the working capital necessary to fund our capital spending program and could affect our ability to make distributions.

We have elected to use the full-cost accounting method and as such, each quarter we must perform a “ceiling test” that is impacted by declining prices. Additionally, we have recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Acquisition. Significant price declines could cause us to take one or more ceiling test write downs or cause us to record an impairment of goodwill, which would be reflected as non-cash charges against current earnings. Based on the 11-month average oil, natural gas and NGLs prices through August 1, 2012 and if such prices do not change during August, we anticipate that we will record a ceiling test write down of approximately $30.0 million at September 30, 2012. However, such estimate is contingent upon many factors such as the price of oil, natural gas and NGLs as of September 1, 2012, increases or decreases in our reserve base, changes in estimated costs and expenses, and other factors which could increase, decrease or eliminate the need for such an impairment.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (a)(b)	2011(a)(c)	2012 (a)(b)	2011(a)(c)
Revenues:
Oil sales	$56,117	$62,232	$120,520	$118,322
Natural gas sales	4,570	12,201	14,738	23,215
NGLs sales	5,754	5,938	13,900	10,873
Oil, natural gas and NGLs sales	66,441	80,371	149,158	152,410
Loss on commodity cash flow hedges	—	(601)	—	(1,672)
Realized gain (loss) on commodity derivative contracts	2,165	1,193	(1,074)	2,572
Unrealized gain (loss) on commodity derivative contracts	83,309	31,546	60,575	(41,014)
Total revenues	$151,915	$112,509	$208,659	$112,296
Costs and expenses:
Production:
Lease operating expenses	$16,681	$15,120	$35,240	$27,452
Production taxes and marketing	7,251	7,404	14,111	13,626
Depreciation, depletion, amortization, and accretion	20,855	21,551	42,652	41,378
Selling, general and administrative expenses	4,827	7,346	9,799	12,222
Total costs and expenses	$49,614	$51,421	$101,802	$94,678
Other income (expense):
Interest expense	$(9,830)	$(6,841)	$(15,159)	$(13,628)
Realized loss on interest rate derivative contracts	$(566)	$(612)	$(1,142)	$(1,505)
Unrealized gain (loss) on interest rate derivative contracts	$(2,623)	$(803)	$(3,044)	$299
Net gain (loss) on acquisition of oil and natural gas properties	$14,126	$(870)	$13,796	$(870)
Other	$39	$8	$115	$6

(a)
During 2011 and 2012, we and ENP acquired certain oil and natural gas properties and related assets in the Permian Basin, Arkoma Basin, and the Wyoming, South Texas, Louisiana Gulf Coast areas. The operating results of these properties are included with ours from the date of acquisition forward.

(b)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin in connection with the Unit Exchange. As such, there are no operating results from these properties included in our operating results from the date of the divestiture forward.

(c)	The operating results of the subsidiaries we acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Oil, natural gas and NGLs sales decreased $13.9 million to $66.4 million during the three months ended June 30, 2012 as compared to the same period in 2011. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended June 30,		Percentage Increase (Decrease)
	2012 (a)(b)	2011 (a)(c)
Average realized prices (d):
Oil (Price/Bbl)	$81.69	$92.76	(12)%
Natural Gas (Price/Mcf)	$2.49	$4.55	(45)%
NGLs (Price/Bbl)	$44.47	$65.02	(32)%

Total production volumes:
Oil (Bbls)	686,969	670,541	2%
Natural Gas (MMcf)	1,839	2,683	(31)%
NGLs (Bbls)	129,394	91,324	42%
Combined (MBOE)	1,123	1,209	(7)%

Average daily production volumes:
Oil (Bbls/day)	7,549	7,367	2%
Natural Gas (Mcf/day)	20,203	29,482	(31)%
NGLs (Bbls/day)	1,422	1,004	42%
Combined (BOE/day)	12,338	13,286	(7)%

(a)
During 2011 and 2012, we and ENP acquired certain oil and natural gas properties and related assets in the Permian Basin, Arkoma Basin, and the Wyoming, South Texas, Louisiana Gulf Coast areas. The operating results of these properties are included with ours from the date of acquisition forward.

(b)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin in connection with the Unit Exchange. As such, there are no operating results from these properties included in our operating results from the date of the divestiture forward.

(c)
Production from the properties acquired related to the ENP Purchase during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP.

(d)	Excludes results from hedging activities.

The decrease in oil, natural gas and NGLs sales during the three months ended June 30, 2012 compared to the same period in 2011 was due primarily to a decrease in average realized prices and a decrease in natural gas production. We experienced a 12% decrease in the average realized oil price, excluding hedges, and a 45% decrease in the average realized natural gas sales price received, excluding hedges. Oil revenues decreased 10% from $62.2 million during the three months ended June 30, 2011 to $56.1 million during the three months ended June 30, 2012 as a result of an $11.07 per Bbl decrease in our average realized oil price, excluding hedges. Our lower average realized oil price was primarily due to a lower average NYMEX price, which decreased from $102.56 per Bbl in the second quarter of 2011 to $93.45 per Bbl in the second quarter of 2012. Additionally, two of our largest areas, Permian Basin and Big Horn Basin, were affected by widening oil differentials during the second quarter of 2012, which cannot be hedged. Natural gas revenues decreased 63% from $12.2 million during the three months ended June 30, 2011 to $4.6 million during the same period in 2012 as a result of a $2.06 per Mcf decrease in our average realized natural gas price, excluding hedges, and a 31% decrease in our natural gas production volumes. Overall, our total production for the three months ended June 30, 2012 decreased as compared to the same period in 2011, primarily as a result of the loss of natural gas production associated with the Appalachian Basin properties divested in connection with the Unit Exchange. On a BOE basis, crude oil, natural gas, and NGLs accounted for 61%, 27% and 12%, respectively, of our production during the three months ended June 30, 2012 compared to crude oil, natural gas, and NGLs of 55%, 37% and 8%, respectively, during the same period in 2011.

Hedging and Price Risk Management Activities

During the three months ended June 30, 2012, we recognized a $2.2 million realized gain on commodity derivative contracts related to the settlements recognized during the period and an $83.3 million unrealized gain related to the change in fair value of derivative contracts not meeting the criteria for cash flow hedge accounting. These realized and unrealized gains resulted from the changes in commodity prices and the effect of these price changes is discussed in the paragraph below. Our commodity derivative contracts in place during the second quarter 2012 did not completely insulate us from the decrease in pricing from the second quarter of 2011 due to a lower weighted average natural gas hedge price in 2012 and a widening oil differential to NYMEX on our production, which cannot be hedged. During the three months ended June 30, 2011, we recognized $0.6 million in losses on commodity cash flow hedges that previously met the criteria for cash flow hedge accounting. This amount relates to derivative contracts that we entered into in order to mitigate commodity price exposure on a portion of our expected production and designated as cash flow hedges. They were later de-designated as cash flow hedges and the loss for the three months ended June 30, 2011 relates to amounts that settled in the respective periods which have been reclassified to earnings from accumulated other comprehensive loss.

The purpose of our hedging program is to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and by us paying the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our current hedges are not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected as a non-cash, unrealized gain or loss in our Consolidated Statements of Operations. However, these fair value changes that are reflected in the Consolidated Statements of Operations only reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $1.6 million to $16.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, of which $3.6 million related to increased lease operating expenses for oil and natural gas properties acquired during the second half of 2011 and first half of 2012. Additionally, this increase was offset by approximately $2.0 million of lease operating expenses incurred in the second quarter of 2011 associated with the Appalachian Basin properties divested in March 2012 in connection with the Unit Exchange.

 Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes decreased by $0.2 million for the three months ended June 30, 2012 as compared to the same period in 2011. As a percentage of wellhead revenues, production, severance, and ad valorem taxes increased from 9.2% for the three months ended June 30, 2011 to 10.9% for the three months ended June 30, 2012.

Depreciation, depletion, amortization and accretion decreased by approximately $0.7 million to $20.9 million for the three months ended June 30, 2012 from approximately $21.6 million for the three months ended June 30, 2011 primarily due a lower depletion base associated with the Appalachian properties divested in connection with the Unit Exchange.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended June 30, 2012 decreased $2.5 million as compared to the three months ended June 30, 2011 principally due to lower compensation related expenses of approximately $1.3 million in the three months ended June 30, 2012 compared to the same period in 2011 primarily due to the second quarter of 2011 including bonus accruals for the first half of 2011. Additionally, the three months ended June 30, 2011 included approximately $ 0.5 million in legal and advisory costs related to the ENP Merger completed in December 2011 and $0.3 million of integration costs associated with the ENP Acquisition.

Other Income and Expense

Interest expense increased to $9.8 million for the three months ended June 30, 2012 from $6.8 million for the three months ended June 30, 2011 primarily due to higher average outstanding debt under the Reserve-Based Credit Facility and additional debt outstanding along with a higher interest rate as a result of the Senior Notes offering completed in April 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Oil, natural gas and NGLs sales decreased $3.3 million to $149.2 million during the six months ended June 30, 2012 as compared to the same period in 2011. The key oil, natural gas and NGLs revenue measurements were as follows:

	Six Months Ended June 30,		Percentage Increase (Decrease)
	2012 (a)(b)	2011 (a)(c)
Average realized prices (d):
Oil (Price/Bbl)	$87.39	$87.23	—%
Natural Gas (Price/Mcf)	$3.45	$4.46	(23)%
NGLs (Price/Bbl)	$52.00	$60.51	(14)%

Total production volumes:
Oil (Bbls)	1,379,142	1,355,587	2%
Natural Gas (MMcf)	4,267	5,210	(18)%
NGLs (Bbls)	267,275	179,684	49%
Combined (MBOE)	2,358	2,404	(2)%

Average daily production volumes:
Oil (Bbls/day)	7,578	7,490	1%
Natural Gas (Mcf/day)	23,443	28,783	(18)%
NGLs (Bbls/day)	1,469	993	48%
Combined (BOE/day)	12,953	13,279	(2)%

(a)
During 2011 and 2012, we and ENP acquired certain oil and natural gas properties and related assets in the Permian Basin, Arkoma Basin, and the Wyoming, South Texas, Louisiana Gulf Coast areas. The operating results of these properties are included with ours from the date of acquisition forward.

(b)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin in connection with the Unit Exchange. As such, there are no operating results from these properties included in our operating results from the date of the divestiture forward.

(c)
Production from the properties acquired related to the ENP Purchase during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP.

(d)	Excludes results from hedging activities.

The decrease in oil, natural gas and NGLs sales during the six months ended June 30, 2012 compared to the same period in 2011 was due primarily to the decreases in natural gas production and natural gas realized prices. Natural gas revenues decreased 37% from $23.2 million during the six months ended June 30, 2011 to $14.7 million during the same period in 2012 as a result of an 18% decrease in our natural gas production volumes primarily related to the Appalachian Basin properties divested in connection with the Unit Exchange and a 23% decrease in the average realized natural gas sales price received, excluding hedges. Our lower average realized gas price was primarily due to a lower average NYMEX price, which decreased from $4.21 per Mcf in the first six months of 2011 to $2.50 per Mcf in the first six months of 2012. On a BOE basis, crude oil, natural gas and NGLs accounted for 59%, 30% and 11%, respectively, of our production during the six months ended June 30, 2012 compared to crude oil, natural gas, and NGLs of 57%, 36% and 7%, respectively, during the same period in 2011.

Hedging and Price Risk Management Activities

During the six months ended June 30, 2012, we recognized a $1.1 million realized loss on commodity derivative contracts related to the settlements recognized during the period and a $60.6 million unrealized gain related to the change in fair value of derivative contracts not meeting the criteria for cash flow hedge accounting. These realized and unrealized gains and losses resulted from the changes in commodity prices, and the effect of these price changes is discussed in the paragraph below. Our commodity derivative contracts in place during the six months ended June 30, 2012, did not completely insulate us from the decrease in pricing from the first half of 2011 due to a lower weighted average natural gas hedge price in 2012 and a widening oil differential to NYMEX on our production, which cannot be hedged. During the six months ended June 30, 2011, we recognized a $1.7 million loss on commodity cash flow hedges that previously met the criteria for cash flow hedge accounting. This amount relates to derivative contracts that we entered into in order to mitigate commodity price exposure on a portion of our expected production and designated as cash flow hedges. They were later de-designated as cash flow hedges and the loss for the six months ended June 30, 2011 relates to amounts that settled in the respective periods which have been reclassified to earnings from accumulated other comprehensive loss.

The purpose of our hedging program is to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and by us paying the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our current hedges are not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected as a non-cash, unrealized gain or loss in our Consolidated Statements of Operations. However, these fair value changes that are reflected in the Consolidated Statements of Operations only reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses increased by $7.8 million to $35.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, of which $7.2 million related to increased lease operating expenses for oil and natural gas properties acquired during the second half of 2011 and first half of 2012 and $2.8 million related to higher than anticipated costs for work in progress at year end 2011, resulting in an increase of costs in the current year activity. Additionally, this increase was offset by approximately $2.2 million lease operating expenses associated with the Appalachian Basin properties divested in connection with the Unit Exchange.

 Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production taxes increased by $0.5 million for the six months ended June 30, 2012 as compared to the same period in 2011. As a percentage of wellhead revenues, production, severance, and ad valorem taxes increased slightly from 8.9% for the six months ended June 30, 2011 to 9.5% for the six months ended June 30, 2012.

Depreciation, depletion, amortization and accretion increased to approximately $42.7 million for the six months ended June 30, 2012 from approximately $41.4 million for the six months ended June 30, 2011 primarily due to the increase in oil and natural gas properties related to acquisitions completed during the second half of 2011.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the six months ended June 30, 2012 decreased $2.4 million as compared to the six months ended June 30, 2011. Higher non-cash compensation expense related to additional unit grants in 2012 of approximately $0.4 million, additional corporate costs of $0.4 million and higher compensation related expenses of $0.6 million during the first six months of 2012, were offset by lower legal,  advisory and integration costs related to the ENP Merger completed in December 2011. During the six months ended of June 2011 we had approximately $0.5 million in legal and advisory costs related to the ENP Merger completed in December 2011 and $0.8 million of integration costs associated with the ENP Acquisition. Furthermore, contributing to the decrease in selling, general and administrative expenses, the six months ended June 30, 2012 included approximately $2.6 million additional producing overhead charged to non-operating interest owners in connection with the drilling and operating of wells acquired during the second half of 2011.

Other Income and Expense

Interest expense increased to $15.2 million for the six months ended June 30, 2012 as compared to $13.6 million for the six months ended June 30, 2011 primarily due to higher average outstanding debt under the Reserve-Based Credit Facility and additional debt outstanding along with a higher interest rate as a result of the Senior Notes offering completed in April 2012.

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

As of June 30, 2012, our critical accounting policies were consistent with those discussed in our 2011 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, natural gas and NGLs reserves and related cash flow estimates used in recording the acquisition of oil and natural gas properties and in impairment tests of oil and natural gas properties and goodwill, the fair value of derivative contracts and asset retirement obligations, accrued oil, natural gas and NGLs revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization, and accretion. Actual results could differ from those estimates.

Liquidity and Capital Resources

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and the public debt and equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties; however, we expect to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity or debt, depending on market conditions. As of August 1, 2012, we had $250.0 million available to be borrowed under our Reserve-Based Credit Facility.

Our borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $975.0 million and the next scheduled redetermination is in October 2012. Absent new acquisitions of oil and natural gas properties, if commodity prices decline in the future and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

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

Cash Flow from Operations

Net cash provided by operating activities was $97.6 million during the six months ended June 30, 2012, as compared to $84.9 million during the six months ended June 30, 2011. Changes in working capital increased total cash flows by $14.7 million in 2012 as compared to decreasing total cash flows by $8.5 million in 2011. Contributing to the increase in working capital during 2012 was a $5.0 million increase in accounts receivable resulting from the timing of collections and an $15.6 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of payments, offset by a $5.3 million payment for restructuring premiums on derivative contacts. Unrealized derivative gains and losses are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the six months ended June 30, 2012 or 2011.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps, basis swaps, puts, swaptions, NYMEX collars and three-way collars to reduce our exposure to the volatility in oil, natural gas and NGLs prices. See Note 4 in Notes to Consolidated Financial Statements and Part 1—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for details about derivatives in place through 2016 for oil and natural gas.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $475.7 million for the six months ended June 30, 2012, as compared to $27.0 million during the same period in 2011. Cash used in investing activities during the first six months of 2012 was primarily attributable to $23.4 million for the drilling and development of oil and natural gas properties, $453.0 million for the Wyoming II and Arkoma Basin Acquisitions and $4.4 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, offset by $5.4 million in proceeds from the partial sale of certain oil and natural gas leases in the Williston region. Cash used in investing activities during the first six months of 2011 was primarily attributable to $8.7 million for the drilling and development of oil and natural gas properties, $12.0 million for the acquisition of oil and natural gas properties, primarily in the Newfield Acquisition, and $10.7 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties, offset by $5.0 million in proceeds from the divestiture of certain oil and natural gas properties in the Permian Basin.

 Cash Flow from Financing Activities

Cash provided by financing activities was approximately $375.3 million for the six months ended June 30, 2012, as compared to cash used of $54.2 million for the six months ended June 30, 2011. Cash provided by financing activities during the six months ended June 30, 2012 included net proceeds from our public debt and equity offerings of $485.3 million. Additionally, cash of $37.0 million was used in the repayments of our financing arrangements, $10.4 million was paid for financing costs and $62.6 million was paid to unitholders in the form of distributions. Cash used in financing activities during the six months ended June 30, 2011 included $34.1 million in distributions to unitholders and $24.3 million in ENP’s distributions to non-controlling interest, offset by $4.5 million in net proceeds from borrowings under our financing arrangements.

Debt and Credit Facilities

Reserve-Based Credit Facility

On September 30, 2011, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a maximum facility amount of $1.5 billion (the “Reserve-Based Credit Facility”) and an initial borrowing base of $765.0 million. This Credit Agreement provided for the (1) extension of the maturity date by five years maturing on October 31, 2016, (2) increase in the number of lenders from eight to twenty, (3) increase in the percentage of production that can be hedged into the future, (4) increase in the permitted debt to EBITDA coverage ratio from 3.5x to 4.0x, (5) elimination of the required interest coverage ratio, (6) elimination of the ten percent liquidity requirement to pay distributions to unitholders, and (7) ability to incur unsecured debt. Borrowings from the this Reserve-Based Credit Facility and the Second Lien Term Loan (as discussed below) were used to fully repay outstanding borrowings from ENP’s senior secured revolving credit facility and Vanguard’s $175.0 million term loan. In November 2011, we entered into the First Amendment to the Third Amended and Restated Credit Agreement, which included amendments to (a) specify the effective date of November 30, 2011, (b) allow us to use the proceeds from our facility to refinance our debt under the Second Lien Term Loan, (c) include the current maturities under the Second Lien Term Loan in determining the consolidated current ratio, and (d) provide a cap on the amount of outstanding debt under the Second Lien Term Loan. On March 30, 2012, the closing date of the Unit Exchange, our borrowing base was reduced to $740.0 million and in April 2012, our borrowing base was further reduced to $670.0 million as a result of the completion of our Senior Notes offering.

On June 29, 2012, in connection with the closing of the Arkoma Basin Acquisition, we entered into the Second Amendment to the Third Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment increased the borrowing base to $975.0 million from $670.0 million and added two new lenders to the Reserve-Based Credit Facility.

At June 30, 2012, we had $734.0 million outstanding under our Reserve-Based Credit Facility and $241.0 million of borrowing capacity. The applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

The borrowing base is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Absent new acquisitions of oil and natural gas properties, if commodity prices decline and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

As of August 1, 2012, we have $250.0 million available to be borrowed under our Reserve-Based Credit Facility.

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

As of June 30, 2012, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at June 30, 2012. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

Senior Notes

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications.  If the Senior Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate.

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

 Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There have been no material developments regarding our pending litigation related to the ENP Merger as discussed in Part I, Item 3, Legal Proceedings in our 2011 Annual Report, other than as set forth in Part II, Item 1, Legal Proceedings in this Quarterly Report.

 Commitments and Contractual Obligations

A summary of our contractual obligations as of June 30, 2012 is provided in the following table (in thousands):

	Payments Due by Year (in thousands)
	2012	2013	2014	2015	2016	After 2016	Total
Management base salaries	$630	$131	$—	$—	$—	$—	$761
Asset retirement obligations (1)	787	2,143	830	724	2,840	38,536	45,860
Derivative liabilities (2)	4,663	11,911	10,649	9,680	3,595	—	40,498
Financing arrangements (3)	—	—	—	—	734,000	350,000	1,084,000
Operating leases	276	204	215	195	—	—	890
Development commitments (4)	4,627	—	—	—	—	—	4,627
Total	$10,983	$14,389	$11,694	$10,599	$740,435	$388,536	$1,176,636

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income attributable to Vanguard unitholders plus, for 2011, net income attributable to the non-controlling interest. The result is net income which includes the non-controlling interest for 2011. From this we add or subtract the following:

•	Net interest expense, including write-off of deferred financing fees and realized gains and losses on interest rate derivative contracts;

•	Depreciation, depletion, amortization and accretion;

•	Amortization of premiums paid on derivative contracts;

•	Amortization of value on derivative contracts acquired;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Net gains and losses on acquisition of oil and natural gas properties;

•	Deferred taxes;

•	Unit-based compensation expense;

•	Unrealized fair value of phantom units granted to officers;

•	Material transaction costs incurred on acquisitions and mergers;

•	For 2011, non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard unitholders; and

•	For 2011, administrative services fees charged to ENP, excluding the non-controlling interest, which are eliminated in consolidation.

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

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, Adjusted EBITDA attributable to Vanguard unitholders increased 22%, from $36.5 million to $44.5 million.  For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, Adjusted EBITDA attributable to Vanguard unitholders increased 32%, from $74.1 million to $97.7 million. The following table presents a reconciliation of consolidated net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Vanguard unitholders	$103,447	$31,799	$101,423	$1,387
Net income attributable to non-controlling interest	—	20,171	—	533
Net income	103,447	51,970	101,423	1,920
Plus:
Interest expense, including realized losses on interest rate derivative contracts	10,396	7,453	16,301	15,133
Depreciation, depletion, amortization and accretion	20,855	21,551	42,652	41,378
Amortization of premiums paid on derivative contracts	3,725	471	6,959	4,838
Amortization of value on derivative contracts acquired	—	66	—	118
Unrealized (gains) losses on commodity and interest rate derivative contracts	(80,686)	(30,743)	(57,531)	40,715
Net (gain) loss on acquisition of oil and natural gas properties	(14,126)	870	(13,796)	870
Deferred taxes	(67)	83	(137)	195
Unit-based compensation expense	815	667	1,576	1,146
Fair value of phantom units granted to officers	91	21	242	233
Material transaction costs incurred on acquisitions and mergers	—	563	—	563
Adjusted EBITDA before non-controlling interest	44,450	52,972	97,689	107,109
Non-controlling interest attributable to adjustments above	—	(17,239)	—	(34,499)
Administrative services fees eliminated in consolidation	—	727	—	1,467
Adjusted EBITDA attributable to Vanguard unitholders	$44,450	$36,460	$97,689	$74,077

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil, natural gas and NGLs production. Realized pricing is primarily driven by the Henry Hub, Houston Ship Channel, West Texas (“Waha Index”), El Paso Natural Gas Company (Permian Basin), Colorado Interstate Gas Company (Rocky Mountains) and Transcontinental Gas Pipe Line Corp: Zone 4 prices for natural gas production and the West Texas Intermediate (“WTI”) Light Sweet price for oil production. Pricing for oil, natural gas and NGLs production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the potential exists that if commodity prices decline to a certain level, the borrowing base can be decreased at the borrowing base redetermination date to an amount lower than the amount of debt currently outstanding and, because it would be uneconomical, production could decline to levels below our hedged volumes.

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

At June 30, 2012, the fair value of commodity derivative contracts was an asset of approximately $146.1 million, of which $74.8 million settles during the next twelve months.

The following table summarizes natural gas commodity derivative contracts in place at June 30, 2012:

	July 1, - December 31, 2012	Year 2013	Year 2014	Year 2015
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	11,261,168	22,338,000	13,835,225	7,300,000
Fixed Price ($/MMBtu)	$6.32	$6.07	$6.16	$5.58
Puts:
Notional Volume (MMBtu)	165,232	—	—	—
Fixed Price ($/MMBtu)	$6.76	$—	$—	$—
Total Gas Positions:
Notional Volume (MMBtu)	11,426,400	22,338,000	13,835,225	7,300,000
Floor Price ($/MMBtu)	$6.33	$6.07	$6.16	$5.58

In July 2012, we restructured the natural gas swaps acquired in connection with the Arkoma Basin Acquisition. See Note 12 Subsequent Events in The Notes to Consolidated Financial Statements for details about this restructuring.

The following table summarizes oil commodity derivative contracts in place at June 30, 2012:

	July 1, - December 31, 2012	Year 2013	Year 2014	Year 2015
Oil Positions:
Fixed Price Swaps:
Notional Volume (Bbls)	747,960	1,350,500	1,414,375	—
Fixed Price ($/Bbl)	$87.95	$89.18	$89.91	$—
Collars:
Notional Volume (Bbls)	207,000	82,125	12,000	—
Floor Price ($/Bbl)	$80.89	$88.89	$100.00	$—
Ceiling Price ($/Bbl)	$99.47	$107.34	$116.20	$—
Three-Way Collars:
Notional Volume (Bbls)	432,400	1,163,150	565,750	194,055
Floor Price ($/Bbl)	$88.94	$93.93	$98.06	$100.00
Ceiling Price ($/Bbl)	$104.02	$105.98	$108.86	$124.53
Put Sold ($/Bbl)	$69.36	$68.94	$74.19	75.00
Put Spreads:
Notional Volume (Bbls)	—	—	—	255,500
Floor Price ($/Bbl)	$—	$—	$—	$100.00
Put Sold ($/Bbl)	$—	$—	$—	$75.00
Total Oil Positions:
Notional Volume (Bbls)	1,387,360	2,595,775	1,992,125	449,555
Floor Price ($/Bbl)	$87.20	$91.30	$92.29	$100.00

As of June 30, 2012, the Company had the following open basis swap contracts:

	July 1, - December 31, 2012	Year 2013	Year 2014
Gas Positions:
Notional Volume (MMBtu)	460,000	912,500	452,500
Weighted Avg. Basis Differential ($/MMBtu)(1)	$(0.32)	$(0.32)	$(0.32)

Oil Positions:
Notional Volume (Bbls)	42,000	84,000	—
Weighted Avg. Basis Differential ($/Bbl) (2)	$15.15	$9.60	$—

(1)	Natural gas basis swap contracts represent a weighted average differential between prices against Rocky Mountains (CIGC) and NYMEX Henry Hub prices.
(2)	Oil basis swap contracts represent a weighted average differential between prices against Light Louisiana Sweet Crude (LLS) and NYMEX WTI prices.

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	July 1, - December 31, 2012	Year 2013	Year 2014	Year 2015	Year 2016
Gas Positions:
Notional Volume (MMBtu)	—	—	1,642,500	—	—
Weighted Average Fixed Price ($/MMBtu)	$—	$—	$5.69	$—	$—

Oil Positions:
Notional Volume (Bbls)	69,000	196,350	492,750	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$100.00	$100.73	$117.22	$105.98	$125.00

Interest Rate Risks

At June 30, 2012, we had debt outstanding of $1.08 billion. The amount outstanding under our Reserve-Based Credit Facility at June 30, 2012 of which $734.0 million is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under unrealized gains (losses) on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at June 30, 2012 (in thousands):

	July 1 - December 31, 2012	2013	2014	2015 (1)	2016
Weighted Average Notional Amount	$274,239	$285,000	$285,000	$217,932	$91,669
Weighted Average Fixed LIBOR Rate	1.48%	1.50%	1.50%	1.39%	1.51%

(1)
The counterparty has the option to extend the termination date of this contract to August 5, 2018. Additionally, we sold the option to a counterparty to put us into a $25,000 LIBOR swap at 1.25% beginning September 7, 2012 through September 7, 2016.

Counterparty Risk

At June 30, 2012, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at June 30, 2012
Citibank, N.A. (A)	$4,737	$5,601	$—	$—	$10,338
Wells Fargo Bank N.A./Wachovia Bank, N.A. (AA-)	17,788	11,531	(1,313)	(2,568)	25,438
JP Morgan (A+)	31,693	31,288	—	—	62,981
The Bank of Nova Scotia (AA-)	4,478	3,886	(574)	(1,908)	5,882
BBVA Compass (BBB)	—	310	—	—	310
Credit Agricole (A)	4,249	7,006	(341)	(1,070)	9,844
Royal Bank of Canada (AA-)	2,465	757	—	—	3,222
Natixis (A)	1,172	833	—	—	2,005
Bank of America (A)	—	—	(477)	(1,345)	(1,822)
Bank of Montreal (A+)	6,506	7,320	—	—	13,826
Canadian Imperial Bank of Commerce (A+)	2,044	1,974	—	—	4,018
Barclays (A+)	—	711	—	—	711
Total	$75,132	$71,217	$(2,705)	$(6,891)	$136,753

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2012 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in legal proceedings arising in the normal course of our business. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, management does not believe that it is probable that the outcome of any action will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. There have been no material developments regarding our pending litigation related to the ENP Merger as discussed in Part I, Item 3, Legal Proceedings in our 2011 Annual Report, other than as set forth below.

On August 28, 2011, Herman Goldstein, a purported unitholder of ENP, filed a putative class action complaint against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard in the United States District Court for the Southern District of Texas on behalf of the unitholders of ENP. That lawsuit is captioned Goldstein v. Encore Energy Partners LP. et al., United States District Court for the Southern District of Texas, 4:11-cv-03198.  Plaintiff alleged that the named defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 as amended, and Rule 14a-9 promulgated thereunder by disseminating a false and materially misleading proxy statement in connection with the merger. Plaintiff sought an injunction prohibiting the proposed merger from going forward. The case was voluntarily dismissed on June 11, 2012.

In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common units, please refer to Part I, Item 1A, Risk Factors in our 2011 Annual Report and to Part II-Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as supplemented by the risk factor set forth below. There have been no material changes to the risk factors set forth in our 2011 Annual Report and Part II-Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, other than as set forth below.

The tax treatment of publicly-traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships.  Currently, one such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any such legislation will ultimately be enacted. However, it is possible that a change in law could affect us and may, if enacted, be applied retroactively.  Any such changes could negatively impact the value of an investment in our common units.

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

The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil, natural gas and NGLs prices are low or volatile. In addition, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties and goodwill if we experience substantial downward adjustments to our estimated proved reserves, or if estimated future operating or development costs increase. Based on the 11-month average oil, natural gas and NGLs prices through August 1, 2012 and if such prices do not change during August, we anticipate that we will record a ceiling test write down of approximately $30.0 million at September 30, 2012. However, such estimate is contingent upon many factors such as the price of oil, natural gas and NGLs as of September 1, 2012, increases or decreases in our reserve base, changes in estimated costs and expenses, and other factors which could increase, decrease or eliminate the need for such an impairment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
1.1	Amendment No. 3 to Amended and Restated Equity Distribution Agreement, dated May 4, 2012, by and among Vanguard Natural Resources, LLC and Knight Capital Americas, L.P.	Filed herewith
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
4.1
Indenture, dated as of April 4, 2012, among Vanguard Natural Resources, LLC and VNR Finance Corp., as Issuers, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee
Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.2
First Supplemental Indenture, dated as of April 4, 2012, among Vanguard Natural Resources, LLC and VNR Finance Corp., as Issuers, the Subsidiary Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee
Form 8-K, filed April 4, 2012 (File No. 001-33756)
10.1	Purchase and Sale Agreement, dated June 1, 2012 between Vanguard Permian, LLC and Antero Resources Corporation	Form 8-K, filed June 4, 2012 (File No. 001-33756)
10.2	Second Amendment, dated June 29, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Form 8-K, filed July 10, 2012 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: August 3, 2012
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)