Form 10-K/A
period 2011-12-31
Vanguard Natural Resources, LLC
filed 2012-09-11
CIK 1384072

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

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement furnished to unitholders in connection with its 2012 Annual Meeting of Unitholders are incorporated by reference into Part III—Item 13 of this Amendment No. 1 on Form 10-K/A for the fiscal year ending December 31, 2011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to Vanguard Natural Resources, LLC’s (the “Company” or “we”) Annual Report on Form 10-K (the “Initial Form 10-K”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “Commission”) on March 5, 2012 (Commission File No. 001-33756), is being filed solely to amend and restate Part III—Item 13 “Certain Relationships and Related Transactions, and Director Independence.” In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the Initial Form 10-K. Pursuant to Rule 12b-15 under the Exchange Act, we have restated in its entirety each item of the Initial Form 10-K affected by this Amendment.

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 21, 2012, we and our wholly-owned subsidiary, Vanguard Natural Gas, LLC, entered into a Unit Exchange Agreement with Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust (collectively, the “Nami Parties”) to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC, which entities controlled all of our ownership interests in oil and natural gas properties in the Appalachian Basin (the “Properties”), in exchange for 1.9 million of our common units valued at the closing price of our common units of $27.62 per unit at March 30, 2012, or $52.5 million, with an effective date of January 1, 2012 (the “Unit Exchange”).  After reviewing the reserve report prepared for us by our independent reserve engineers, DeGolyer and MacNaughton, which placed a PV-10 value of $40.9 million on the Properties as of December 31, 2011, we and the Nami Parties agreed to the purchase price after extended negotiations.  Such reserve report is filed as Exhibit 99.1 to our Initial Form 10-K.  The Nami Parties are controlled by or affiliated with Majeed S. Nami who was a founding unitholder when the Company went public in October of 2007.  We completed this transaction on March 30, 2012 for total non-cash consideration of $51.1 million, after closing adjustments of $1.4 million.

The Company’s Board of Directors (the “Board”), consisting of four independent directors and the President and Chief Executive Officer of the Company, reviewed and considered the terms of the Unit Exchange.  The Board unanimously approved the Unit Exchange after a determination that the terms were fair and reasonable to the Company.

The remaining information required for this Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act to our definitive proxy statement on Schedule 14A for the 2012 Annual Meeting of Unitholders filed with the SEC on April 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of September, 2012.

VANGUARD NATURAL RESOURCES, LLC
By	/s/ Scott W. Smith
Scott W. Smith President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith