Form 10-K
period 2012-12-31
Vanguard Natural Resources, LLC
filed 2013-03-01
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of Vanguard Natural Resources, LLC common units held by non-affiliates of the registrant as of June 29, 2012 was approximately $1,332,996,339 based upon the New York Stock Exchange composite transaction closing price.

As of February 27, 2013 67,904,217 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be furnished to unitholders  in connection with its 2013 Annual Meeting of Unitholders are incorporated by reference in Part III— Items 10-14 of this annual report on Form 10-K for the year ending December 31, 2012 (this "Annual Report”).

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

When we refer to oil, natural gas and NGLs in “equivalents,” we are doing so to compare quantities of natural gas with quantities of oil and NGLs or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which 42 gallons is equal to one Bbl of oil or one Bbl of NGLs and one Bbl of oil or one Bbl of NGLs is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Permian, LLC (“Vanguard Permian”), VNR Finance Corp. (“VNRF”), Encore Energy Partners Operating LLC ("OLLC") and Encore Clear Fork Pipeline LLC. References in this report to “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

PART I

ITEM 1.  BUSINESS

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increasing our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Piceance Basin in Colorado;

•	South Texas;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming;

•	the Powder River Basin in Wyoming; and

•	Mississippi.

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on the New York Stock Exchange, or “NYSE,” under the symbol “VNR.”

Organizational Structure

The following diagram depicts our organizational structure as of March 1, 2013:

VANGUARD
NATURAL RESOURCES, LLC
100%
100%
VANGUARD NATURAL GAS, LLC
VNR FINANCE CORP.
100%
VNR HOLDINGS, LLC
100%
ENCORE ENERGY PARTNERS OPERATING LLC
100%
100%
VANGUARD PERMIAN, LLC
ENCORE CLEAR FORK PIPELINE LLC

On December 31, 2010, we acquired (the “ENP Purchase”) all of the member interests in Encore Energy Partners GP, LLC ("ENP GP"), the general partner of Encore Energy Partners LP ("ENP"), and common units representing limited partnership interests in ENP (the “ENP Units”), together representing a 46.7% aggregate equity interest in ENP at the date of the ENP Purchase. On December 1, 2011, we acquired the remaining 53.4% of the ENP Units not held by us through a merger (the “ENP Merger”) with one of our wholly owned subsidiaries. We refer to the ENP Purchase and ENP Merger collectively as the “ENP Acquisition.” In February 2012, we completed an internal reorganization whereby ENP GP and ENP were merged into VNG.

Recent Developments

On February 26, 2013, we entered into a purchase and sale agreement to acquire natural gas, oil and NGLs properties in the Permian Basin in southeast New Mexico and West Texas for a purchase price of $275.0 million from Range Resources Corporation. We refer to this transaction as the "Range Permian Acquisition." The effective date of the acquisition is January 1, 2013, and we anticipate closing this acquisition on or before April 1, 2013. We intend to fund this acquisition with borrowings under our Reserve-Based Credit Facility (defined in Note 3 of the Notes to the Consolidated Financial Statements included in Part II- Item 8. Financial Statements and Supplementary Data).

2012 Acquisitions and Divestiture

Arkoma Basin Acquisition

On June 1, 2012, we entered into a purchase and sale agreement with Antero Resources LLC for the acquisition of natural gas and liquids properties in the Woodford Shale in Oklahoma and Fayetteville Shale in Arkansas of the Arkoma Basin. We refer to this acquisition as the “Arkoma Basin Acquisition.” We completed this acquisition on June 29, 2012 with an effective date of April 1, 2012 for an adjusted purchase price of $428.5 million, subject to customary post-closing adjustments to be determined. Upon closing of this acquisition, we assumed natural gas swaps valued at $109.5 million on the closing date, which were restructured in July 2012 to cover 100% of the estimated natural gas production from existing producing wells in the acquired properties over the next five years. The purchase price was funded with borrowings under our Reserve-Based Credit Facility. As of December 31, 2012, based on a reserve report prepared by our independent reserve engineers, the interest acquired had estimated total net proved reserves of 60.3 MMBOE, of which 80% was natural gas reserves and 54% was proved developed producing.

Rockies Acquisition

On October 31, 2012, we entered into a purchase and sale agreement with Bill Barrett Corporation for the acquisition of natural gas and liquids properties in the Piceance Basin in Colorado and Powder River and Wind River Basins in Wyoming. We refer to this acquisition as the “Rockies Acquisition.” This acquisition had an effective date of October 1, 2012. With respect to the Piceance Basin assets, we have an escalating working interest wherein our working interest begins at 18% but increases to 21% on January 1, 2014, 24% on January 1, 2015 and 26% on January 1, 2016. This structure was designed to maintain cash flow from the acquisition without the need for any capital spending until 2016. We completed this acquisition on December 31, 2012 for an adjusted purchase price of $324.7 million, subject to post-closing adjustments to be determined. The purchase price was funded with borrowings under our Reserve-Based Credit Facility. As of December 31, 2012, based on a reserve report prepared by our independent reserve engineers, the interest acquired had estimated proved reserves of 25.1 MMBOE, of which 96% was natural gas reserves and 83% was proved developed producing.

Other 2012 Acquisitions

During 2012, we completed other smaller acquisitions of oil and natural gas properties located in Wyoming and North Dakota for an aggregate adjusted purchase price of $24.8 million, subject to customary post-closing adjustments to be determined. As of December 31, 2012, based on a reserve report prepared by our independent reserve engineers, the interest acquired in these acquisitions had estimated total net proved reserves of 1.7 MMBOE, of which 92% was oil and NGLs reserves and 87% was proved developed producing. These acquisitions were funded with borrowings under our Reserve-Based Credit Facility.

Appalachian Exchange

We previously owned properties and oil and natural gas reserves in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee (the “Appalachian Basin”). On February 21, 2012, we and our 100% owned subsidiary, VNG, entered into a Unit Exchange Agreement with Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust (collectively, the “Nami Parties”) to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC, which entities operated all of our ownership interests in oil and natural gas properties in the Appalachian Basin, in exchange for 1.9 million of our common units valued at the closing price of our common units of $27.62 per unit at March 30, 2012, or $52,480.0 million, with an effective date of January 1, 2012 (the “Unit Exchange”). We and the Nami Parties reached an agreement on the valuation of the properties based on a reserve report prepared by an independent reserve engineer. The units were valued based on their then current trading price. The Nami Parties are controlled by or affiliated with Majeed S. Nami who was a founding unitholder when the Company went public in October of 2007. We completed this transaction on March 30, 2012 for non-cash consideration of $52.5 million, which was offset by post-closing adjustments of $1.4 million. Our Board of Directors (the “Board”), consisting of four independent directors and our President and Chief Executive Officer, reviewed and considered the terms of the Unit Exchange. The Board unanimously approved the Unit Exchange after a determination that the terms were reasonable and fair to us. This transaction was accounted for as a reduction to the full cost pool and no gain or loss was recognized because the assets transferred were not a significant portion of the full cost pool.

Equity Offerings

In January 2012, we completed a public offering of 7,137,255 of our common units at a price of $27.71 per unit. The 7,137,255 common units offering included 4,000,000 of our common units (“primary units”) and 3,137,255 common units (“secondary units”) offered and sold by Denbury Onshore, LLC (“selling unitholder”). The secondary units were obtained by the selling unitholder as partial consideration for the ENP Purchase. We also sold an additional 1,070,588 of our common units that were offered to the underwriters to cover over-allotments pursuant to this offering. We received net proceeds of approximately $134.6 million from the offering of primary units and the sale of additional units offered to the underwriters, after deducting underwriting discounts of $5.5 million and offering costs of $0.4 million. We did not receive any proceeds from the sale of the secondary units.

In September 2012, we completed a public offering of 6,900,000 of our common units at a price of $27.51 per unit. We received proceeds of approximately $182.3 million from this offering, after deducting underwriting discounts of $7.4 million and offering costs of $0.1 million.

On February 5, 2013, we completed a public offering of 9,200,000 of our common units at a price of $27.85 per unit. We received net proceeds of approximately $246.1 million from this offering, after deducting underwriting discounts of $10.0 million and offering costs of $0.1 million.

We used the net proceeds from these offerings to repay indebtedness outstanding under our Reserve-Based Credit Facility and a portion of our Second Lien Term Loan (defined in Note 3 of the Notes to the Consolidated Financial Statements included in Part II— Item 8. Financial Statements and Supplementary Data).

Notes Offerings

On April 4, 2012, we and our 100% owned finance subsidiary, VNRF, completed a public offering of $350.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Senior Notes”), at a public offering price of 99.274%, resulting in aggregate net proceeds of $338.7 million, after deducting underwriting discounts of $10.4 million and offering costs of $0.9 million. We used a portion of the net proceeds from this offering to repay all remaining indebtedness outstanding under our Second Lien Term Loan and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility.

On October 9, 2012, we and our 100% owned finance subsidiary, VNRF, completed a public offering of an additional $200.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Additional Senior Notes”). We received net proceeds of approximately $196.4 million from this offering, after deducting underwriting discounts of $3.5 million and offering costs of $0.1 million. The Additional Senior Notes have identical terms, other than the issue date, and constitute part of the same series as and are fungible with the Senior Notes. Further, like the Senior Notes, the Additional Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by our Subsidiary Guarantors (defined in Note 3 of the Notes to the Consolidated Financial Statements included in Part II- Item 8. Financial Statements and Supplementary Data), subject to the same guaranty release conditions. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

Proved Reserves

Based on reserve reports prepared by our independent reserve engineers, DeGolyer and MacNaughton, or “D&M,” and Netherland, Sewell & Associates, Inc., or "NSAI", our total estimated proved reserves at December 31, 2012 were 152.2 MMBOE, of which approximately 28% were oil reserves, 60% were natural gas reserves and 12% were NGLs reserves.  Of these total estimated proved reserves, approximately 74% were classified as proved developed. At December 31, 2012, we owned working interests in 6,800 gross (2,266 net) productive wells. Our operated wells accounted for approximately 53% of our total estimated proved reserves at December 31, 2012. Our average net daily production for the year ended December 31, 2012 was 18,298 BOE/day. Our average proved reserves-to-production ratio, or average reserve life, is approximately 17 years based on our total proved reserves as of December 31, 2012 and our production for 2012.

Additionally, we own approximately 785,085 gross undeveloped acres surrounding our existing wells. As of December 31, 2012, we have identified 766 proved undeveloped drilling locations and over 1,418 other drilling locations on our leasehold acreage.

Business Strategies

Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders, and over the long-term to increase the amount of our future distributions by executing the following business strategies:

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

Properties

As of December 31, 2012, through certain of our subsidiaries, we own interests in oil and natural gas properties located in nine operating areas. The following table presents the production for the year ended December 31, 2012 and the estimated proved reserves for each operating area:

	Operator	2012 Net Production	Net Estimated Proved Reserves
		(MBOE)	(MBOE)
Arkoma Basin	Vanguard Permian, LLC	2,196	61,866
Permian Basin	Vanguard Permian, LLC	1,932	26,299
Big Horn Basin	Encore Energy Partners Operating LLC	1,452	22,751
Piceance Basin	Encore Energy Partners Operating LLC	10	15,662
South Texas	Lewis Petroleum	335	6,931
Williston Basin	Encore Energy Partners Operating LLC	404	6,165
Wind River Basin	Encore Energy Partners Operating LLC	2	5,979
Powder River Basin	Encore Energy Partners Operating LLC	—	3,967
Mississippi	Vanguard Permian, LLC	253	2,626

The properties we previously owned in the Appalachian Basin had total production of 113.0 MBOE through March 30, 2012 when we completed the Unit Exchange.

The following is a description of our properties by operating area:

Arkoma Basin Properties

Our Arkoma Basin properties include properties in the Woodford Shale, located in eastern Oklahoma, the Fayetteville Shale, located in Arkansas, and royalty interests and non-operated working interest. During 2012, the Arkoma Basin properties produced approximately 2,196 MBOE, of which 92% was natural gas. At December 31, 2012, the properties had total proved reserves of approximately 61,866 MBOE or 41% of our total estimated proved reserves at year end, of which 55% were proved developed and 80% were natural gas.

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

During 2012, our Permian Basin operations produced approximately 1,932 MBOE, of which 59% was oil, condensate and NGLs. These properties accounted for approximately 26,299 MBOE or 17% of our total estimated proved reserves at year end, of which 22,329 MBOE were proved developed and 3,970 MBOE were proved undeveloped. Our average working interest in these properties is approximately 66%. As of December 31, 2012, our Permian Basin properties consisted of 119,264 gross (88,877 net) acres.

Big Horn Basin Properties

The Big Horn Basin is a prolific basin which is characterized by oil and natural gas fields with long production histories and multiple producing formations.

Our Big Horn Basin properties are comprised of assets in Wyoming, including the Gooseberry field, and the Elk Basin field in south central Montana. We own working interests ranging from 4% to 100% in our Big Horn Basin properties, which consisted of 39,872 gross (34,704 net) acres as of December 31, 2012. During 2012, our properties in the Big Horn Basin produced approximately 1,452 MBOE, of which 79% was oil.  The Big Horn Basin properties accounted for approximately 22,751 MBOE or 15% of our total estimated proved reserves at year end, of which 21,835 MBOE were proved developed and 916 MBOE were proved undeveloped.

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

The Gooseberry field is located in Park County and Hot Springs, Wyoming and is made up of two waterflood units in the Big Horn Basin. The field is located 60 miles south of Elk Basin in Wyoming and consists of 21 active producing wells.  Gooseberry is an active waterflood project. The wells in the Gooseberry field are completed at 6,000 feet of depth from the Phosphoria and Tensleep formations.

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

Piceance Basin Properties

The Piceance Basin is located in northwestern Colorado. Our Piceance Basin properties are operated by Bill Barrett Corporation and are located in the Gibson Gulch. The Gibson Gulch area is a basin-centered gas play along the north end of the Divide Creek anticline near the eastern limits of the Piceance Basin’s productive Mesaverde (Williams Fork) trend at depths of approximately 7,500 feet.  The Piceance Basin properties accounted for approximately 15,662 MBOE or 10% of our total estimated proved reserves at year end, of which 12,692 MBOE were proved developed and 2,970 MBOE were proved undeveloped.

South Texas Properties

Most of our South Texas properties are operated by Lewis Petroleum and are located in two fields, Gold River North Field and Sun TSH Field, located in Webb and LaSalle Counties, Texas, respectively. Our working interest ranges from 25% to 100%. Most of the production is high BTU gas that is produced from the Olmos and Escondido sand formations from a depth averaging 7,000 feet.

During 2012, the South Texas properties produced approximately 335 MBOE, of which 61% was natural gas. These properties accounted for approximately 6,931 MBOE or 5% of our total estimated proved reserves at year end, of which 4,058 MBOE were proved developed and 2,873 MBOE were proved undeveloped. As of December 31, 2012, our South Texas properties consisted of 21,020 gross (14,267 net) acres.

Williston Basin Properties

Our Williston Basin properties include: Horse Creek, Charlson Madison Unit, Elk, Cedar Creek MT, Lookout Butte East, Pine, Beaver Creek, Buffalo Wallow, Buford, Crane, Charlie Creek, Dickinson, Elm Coulee, Lone Butte, Lonetree Creek, Missouri Ridge, Tracy Mountain, Tract Mountain Fryburg, Treetop, Trenton and Whiskey Joe. During 2012, the properties produced approximately 404 MBOE, of which 94% was oil. Our Williston Basin properties had estimated proved reserves at December 31, 2012 of 6,165 MBOE or 4% of our total estimated proved reserves at year end, of which 89% was oil and 5,694 MBOE was proved developed.

Wind River Basin Properties

The Wind River Basin is located in central Wyoming. Our activities are concentrated primarily in the eastern Wind River Basin, along the greater Waltman Arch, where we generally serve as operator. Our natural gas production in this basin is gathered through our own gathering systems and delivered to markets through pipelines owned by Kinder Morgan Interstate (“KMI”) and Colorado Interstate Gas (“CIG”). At December 31, 2012, the properties had total proved reserves of approximately 5,979 MBOE or 4% of our total estimated proved reserves at year end, all of which were proved developed and 92% of which were natural gas.

Powder River Basin Properties

The Powder River Basin is primarily located in northeastern Wyoming. Our development operations are conducted in our coalbed methane (“CBM”) fields along with a Powder River Deep Program targeting oil. CBM wells are drilled to 1,200 feet on average, targeting the Big George Coals, typically producing water in a process called dewatering. This process lowers reservoir pressure, allowing the gas to desorb from the coal and flow to the well bore. As the reservoir pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a CBM well can range from five to eleven years depending on the coal seam. Our natural gas production in this basin is gathered through gathering and pipeline systems owned by Fort Union Gas Gathering, LLC and Thunder Creek Gas Services.

Our Powder River Deep Program consists of vertical and horizontal wells targeting various Cretaceaous oil bearing horizons including the Parkman, Sussex, Shannon, Niobrara, Turner and Frontier formations. We also have an interest in an active Parkman waterflood. At December 31, 2012, the properties had total proved reserves of approximately 3,967 MBOE or 3% of our total estimated proved reserves at year end, of which 3,711 MBOE were proved developed and 255 MBOE were proved undeveloped.

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

During 2012, the Mississippi properties produced approximately 253 MBOE, of which 94% was oil.  These properties accounted for approximately 2,626 MBOE or 2% of our total estimated proved reserves at year end, of which 2,032 MBOE were proved developed and 594 MBOE were proved undeveloped. As of December 31, 2012, our Mississippi properties consisted of 8,280 gross (2,068 net) acres.

Oil, Natural Gas and NGLs Prices

Our Arkoma Basin production in the southeastern Oklahoma Woodford Shale consists predominately of gas with a mix of high BTU processed gas and unprocessed lean gas. The gas production is gathered by multiple third party entities with the processed gas ultimately delivered to the Atlas Resources gas processing complex. The processed gas is subject to a processing agreement with Atlas Resources, where we take our residue gas in kind for sales, and NGLs are sold pursuant to the terms of the processing agreement to Atlas Resources. The lean gas is delivered directly to market. The gas is marketed into the

CenterPoint Energy Gas Transmission Co: East index and Transcontinental Gas Pipeline Corp: Zone 4 index where we yielded a negative differential of $1.07 Mcfe. The sale of oil has yielded a negative differential of $4.27 to calendar NYMEX.

In the Permian Basin, most of our gas production is casinghead gas produced in conjunction with our oil production.  Casinghead gas typically has a high Btu content and requires processing prior to sale to third parties. We have a number of processing agreements in place with gatherers/processors of our casinghead gas, and we share in the revenues associated with the sale of NGLs resulting from such processing, depending on the terms of the various agreements. For the year ended December 31, 2012, the average premium over New York Mercantile Exchange, or “NYMEX,” from the sale of casinghead gas plus our share of the revenues from the sale of NGLs was $1.23 per Mcfe.

The marketing of heavy sour crude oil production from our Big Horn Basin properties is done through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections to other interstate pipelines.  Our Big Horn Basin sweet crude oil production is transported from the field by a third party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. During 2012, we received the average NYMEX price less $16.28 per barrel in the Big Horn Basin and the average NYMEX price less $11.74 per barrel in the Williston Basin.

 Our oil production is sold under month-to-month sales contracts with purchasers that take delivery of the oil volumes at the tank batteries adjacent to the producing wells. We sell oil production from our operated Permian Basin properties at the wellhead to third party gathering and marketing companies. During 2012 we received the average West Texas Intermediate, or “WTI”, price less $6.56 per barrel in the Permian Basin.

In South Texas, our natural gas production has a high Btu content and requires processing prior to sale to third parties. Through our relationship with the operator of our South Texas properties, an affiliate of Lewis Petroleum, we benefit from a processing agreement that was in place prior to our acquisition of these natural gas properties. Our proportionate share of the gas volumes are sold at the tailgate of the processing plant at the Houston Ship Channel Index price which typically results in a discount to NYMEX prices. However, with our share of the NGLs associated with the processing of such gas, our revenues on an Mcf basis are a premium to the NYMEX prices. For the year ended December 31, 2012, the average premium over NYMEX from the sale of natural gas plus our share of the revenues from the sale of NGLs was $1.59 per Mcfe.

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

Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production.  As a result of the incremental NGLs value and the improved differential, the price we were paid per Mcf for natural gas sold under certain contracts during 2012 increased to a level above NYMEX.

We enter into derivative transactions in the form of hedging arrangements to reduce the impact of oil and natural gas price volatility on our cash flow from operations. Currently, we use fixed-price swaps, basis swaps, swaptions, put spread options, put options, collars, three-way collars and bonus range accumulators to hedge oil and natural gas prices. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated for a period of time, but not eliminated, the potential effects of fluctuation in oil and natural gas prices on our cash flow from operations. For a description of our derivative positions, please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Oil, Natural Gas and NGLs Data

Estimated Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGLs reserves and the present value of the estimated proved reserves at December 31, 2012, based on reserve reports prepared by D&M and NSAI. Copies of their summary reports are included as exhibits to this Annual Report. The estimate of net proved reserves has not been filed with or included in reports to any federal authority or agency. The Standardized Measure value shown in the table is not intended to represent the current market value of our estimated oil, natural gas and NGLs reserves.

Reserve Data:
Estimated net proved reserves:
Crude oil (MBbls)	42,218
Natural gas (Bcf)	547
NGLs (MBbls)	18,940
Total (MMBOE)	152.2
Proved developed (MMBOE)	112.6
Proved undeveloped (MMBOE)	39.6
Proved developed reserves as % of total proved reserves	74%
Standardized Measure (in millions) (1)(2)	$1,576.5
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$94.67
Natural gas—Henry Hub per MMBtu	$2.76

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

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the 12-month unweighted average of first-day-of-the-month price (the “12-month average price”) for January through December 2012, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price.

The following tables set forth certain information with respect to our estimated proved reserves by operating area as of December 31, 2012 based on estimates made in reserve reports prepared by D&M and NSAI.

	Estimated Proved Developed Reserve Quantities				Estimated Proved Undeveloped Reserve Quantities				Estimated Proved Reserve Quantities
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (MMBOE)	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (MMBOE)	Total (MMBOE)
Operating Area
Arkoma Basin	187.9	0.2	2.8	34.3	109.9	—	9.3	27.6	61.9
Permian Basin	58.0	10.8	1.8	22.3	7.8	2.5	0.1	3.9	26.2
Big Horn Basin	10.0	18.0	2.2	21.8	—	0.9	—	0.9	22.7
Piceance Basin	71.0	0.9	—	12.7	16.8	0.2	—	3.0	15.7
South Texas	14.1	0.1	1.6	4.1	10.2	—	1.1	2.8	6.9
Williston Basin	3.6	5.1	—	5.7	0.3	0.4	—	0.5	6.2
Wind River Basin	32.9	0.5	—	6.0	—	—	—	—	6.0
Powder River Basin	22.3	—	—	3.7	1.5	—	—	0.3	4.0
Mississippi	0.3	2.0	—	2.0	—	0.6	—	0.6	2.6
Total	400.1	37.6	8.4	112.6	146.5	4.6	10.5	39.6	152.2

	PV10 Value (1)
Operating Area	Developed	Undeveloped	Total
	(in millions)
Arkoma Basin	$169.4	$32.7	$202.1
Permian Basin	348.1	51.0	399.1
Big Horn Basin	440.4	19.7	460.1
Piceance Basin	146.9	6.1	153.0
South Texas	36.0	11.6	47.6
Williston Basin	138.1	4.3	142.4
Wind River Basin	64.3	—	64.3
Powder River Basin	16.5	0.1	16.6
Mississippi	73.2	18.1	91.3
Total	$1,432.9	$143.6	$1,576.5

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our properties, and the standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the unweighted arithmetic average first day of the month prices for the 12-month period ended December 31, 2012 for each product.

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

From time to time, we engage reserve engineers to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither the reserve engineers nor any of their respective employees have any interest in those properties and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2012, we paid D&M approximately $0.1 million for all reserve and economic evaluations.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2012, as estimated by our independent petroleum engineers, were 39.6 MMBOE, consisting of 4.6 MMBbls of oil, 146.5 Bcf of natural gas and 10.5 MMBbls of NGLs. Our proved undeveloped reserves increased by 28.5 MMBOE during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in proved undeveloped reserves resulted from the addition of 31.0 MMBOE from the acquisitions of natural gas and oil properties completed during 2012 which were offset by 2.2 MMBOE divested in the Unit Exchange. Additionally, during 2012, we developed approximately 0.3 MMBOE of our total proved undeveloped reserves booked as of December 31, 2011 through the drilling of three wells.

At December 31, 2012, none of our proved undeveloped properties are scheduled to be drilled on a date more than five years from the date the reserves were initially booked as proved undeveloped. Additionally, none of our proved undeveloped reserves at December 31, 2012 have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves.

At December 31, 2012, all of our leases were held by production.

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

Our proved reserve information as of December 31, 2012 included in this Annual Report was estimated by our independent petroleum engineers, D&M and NSAI, in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC.

Our Senior Vice President of Operations, Britt Pence, is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for the coordination of the third-party reserve reports provided by D&M and NSAI. Mr. Pence has over 29 years of experience and graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering in 1983. He is a member of the Society of Petroleum Engineers. Prior to joining us in 2007, Mr. Pence held engineering and managerial positions with Anadarko Petroleum Corporation, Greenhill Petroleum Company and Mobil Oil Corporation.

Within D&M, the technical person primarily responsible for preparing the estimates set forth in the D&M report letter is Mr. Paul J. Szatkowski. Mr. Szatkowski is a Senior Vice President with D&M and has over 37 years of experience in oil and gas reservoir studies and reserves evaluations. He graduated from Texas A&M University in 1974 with a Bachelor of Science Degree in Petroleum Engineering and is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists. Mr. Szatkowski meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to D&M and NSAI in their reserves estimation process. In the fourth quarter, our technical team met on a regular basis with representatives of D&M and NSAI to review properties and discuss methods and assumptions used in D&M and NSAI’s preparation of the year-end reserves estimates. All field and reserve technical information, which is updated annually, is assessed for validity when D&M and NSAI hold technical meetings with our internal staff of petroleum engineers, operations and land personnel to discuss field performance and to validate future development plans. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, the D&M and NSAI reserve reports are reviewed by our senior management and internal technical staff.

Reserve Technologies

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, D&M and NSAI employed technologies that have been demonstrated to yield results with consistency and repeatability. The technical and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, production data, seismic data, well test data, historical price and cost information and property ownership interests.

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately.

	Net Production			Average Realized Sales Prices (4)			Production Cost (5)
	Crude Oil Bbls/day	Natural Gas Mcf/day	NGLs Bbls/day	Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per BOE
Year Ended December 31, 2012 (1)
Other	7,536	53,695	1,813	$84.00	$4.47	$45.11	$11.10
Total	7,536	53,695	1,813	$84.00	$4.47	$45.11	$11.10

Year Ended December 31, 2011 (2)(6)
Elk Basin Field	2,098	315	328	$81.02	$3.38	$84.90	$10.99
Other	5,370	28,214	855	$83.02	$7.50	$59.96	$13.54
Total	7,468	28,529	1,183	$82.45	$7.45	$66.88	$13.07

Year Ended December 31, 2010 (3)
Sun TSH Field	40	2,586	358	$75.74	$7.59	$47.88	$5.77
Other	1,830	11,086	216	$76.54	$10.45	$41.58	$11.77
Total	1,870	13,672	574	$76.53	$9.91	$45.78	$10.72

(1)	Average daily production for 2012 calculated based on 366 days including production for all of our acquisitions from the closing dates of these acquisitions.

(2)	Average daily production for 2011 calculated based on 365 days including production for all of our and ENP’s acquisitions from the closing dates of these acquisitions.

(3)	Average daily production for 2010 calculated based on 365 days including production for the Parker Creek Acquisition from the closing date of this acquisition.

(4)	Average realized sales prices including hedges but excluding the non-cash amortization of premiums paid and non-cash amortization of value on derivative contracts acquired.

(5)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

(6)	Production from the properties acquired in the ENP Purchase during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP.

Productive Wells

The following table sets forth information at December 31, 2012 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Arkoma Basin	1,027	175	8	1	1,035	176
Permian Basin	561	271	2,360	526	2,921	797
Big Horn Basin	87	46	316	246	403	292
Piceance Basin	914	156	—	—	914	156
South Texas	193	189	13	13	206	202
Williston Basin	269	9	188	81	457	90
Wind River Basin	150	140	23	23	173	163
Powder River Basin	660	379	—	—	660	379
Mississippi	8	1	23	10	31	11
Total	3,869	1,366	2,931	900	6,800	2,266

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2012 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
	Gross (3)	Net (4)	Gross (3)	Net (4)	Gross (3)	Net (4)
Arkoma Basin	132,701	64,686	13,997	6,674	146,698	71,360
Permian Basin	110,019	81,946	9,245	6,931	119,264	88,877
Big Horn Basin	39,872	34,704	—	—	39,872	34,704
Piceance Basin	11,866	10,615	5,859	4,655	17,725	15,270
South Texas	8,480	8,262	12,540	6,005	21,020	14,267
Williston Basin	65,270	35,280	485,726	36,680	550,996	71,960
Wind River Basin	6,913	5,492	208,537	176,201	215,450	181,693
Powder River Basin	64,788	37,554	49,181	28,998	113,969	66,552
Mississippi	8,280	2,068	—	—	8,280	2,068
Total	448,189	280,607	785,085	266,144	1,233,274	546,751

(1)	Developed acres are acres spaced or assigned to productive wells.

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

Drilling Activity

In the Permian Basin, we drilled and completed two wells during 2012 in the Tex-Mex field in Gaines County, Texas. These wells were drilled to a vertical depth of approximately 7,900 feet and completed in the Wichita Albany and Drinkard formations. As a method to balance our capital investments, we are attempting to promote some of our working interest in a number of our Permian proved undeveloped locations including the horizontal Bone Springs wells in Ward County, Texas, vertical Wolfberry wells in Martin County, Texas and vertical Strawn wells in Lea County, New Mexico.

In the Big Horn Basin, during 2012 we participated in drilling one and completing two productive horizontal, Rock Springs gas wells in the Hay Reservoir field in Sweetwater County, Wyoming with an approximately 6.7% working interest. Additionally, in the Poison Spider field in Natrona County, Wyoming, we drilled and completed two operated oil wells with a 50% working interest. Based on the Poison Spider field results, additional development drilling is planned in 2013. We also initiated a fracturing program in 2012 stimulating nine Madison wells at the Elk Basin field. Due to the program's success, we plan to expand it in 2013 and also plan to drill three Madison development wells at the Elk Basin field.

In South Texas, most of our wells are drilled to test the Olmos and Excondido gas sands. In 2012, we participated in one horizontal Olmos well in La Salle County, Texas with a 25% working interest. Due to the low gas price environment, we do not expect to drill any Olmos wells in 2013.

In the Williston Basin, we participated in drilling four horizontal Bakken oil wells in North Dakota during 2012 with working interest ranging from 12% to 27%. We also drilled and completed two vertical Red River wells in Montana during 2012 with a working interest of 100% at the Lone Creek field. At the Horse Creek field in Montana, we attempted three Red River horizontal side tracts with a 99% working interest. As part of the acquisition completed during 2012 in North Dakota, we acquired interest in 487,000 gross (28,400 net) acres in the heart of the Bakken/Three Forks Horizontal activity. Most of the wells in this play have 10,000 foot horizontal laterals. We expect to participate in the drilling of approximately five Bakken wells in 2013.

In Mississippi, during 2012, we drilled and completed one 14,400 foot Hosston oil well in the Parker Creek field with an approximate 69% working interest and participated with 21.8% working interest in the drilling of a Cotton Valley field extension at NE Collins field.

During 2013, we intend to concentrate our drilling on low risk, development opportunities with the majority of drilling capital focused on oil wells and high BTU gas wells. Excluding the Range Permian Acquisition and any potential acquisitions, we currently anticipate a capital budget for 2013 of approximately $55.0 million. We expect to spend 39% of the 2013 capital budget in the Arkoma Basin, 25% in the Williston Basin, 8% in the Big Horn Basin and 28% in the other remaining areas.

The following table sets forth information with respect to wells completed during the years ended December 31, 2012, 2011 and 2010. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil, natural gas, and NGLs regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2012	2011	2010
Gross wells:
Productive	27	15	8
Dry	—	—	—
Total	27	15	8
Net Development wells:
Productive	6.6	8.9	4.6
Dry	—	—	—
Total	6.6	8.9	4.6

Operations

Principal Customers

For the year ended December 31, 2012, sales of oil, natural gas and NGLs to Marathon Oil Company, Plains Marketing, LP, Cardinal Midstream LLC, Flint Hills Resources, LP and Shell Trading (US) Company accounted for approximately 21%, 15%, 5%, 5% and 4%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2012 therefore accounted for 50% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline. However, if we were to lose a customer, we believe a substitute purchaser could be identified in a timely manner.

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

We generally sell our natural gas production from our operated properties on the spot market or under market-sensitive, short-term agreements with credit-worthy purchasers, including the marketing affiliates of intrastate and interstate pipelines, independent marketing companies, gas processing companies, and other purchasers who have the ability to pay the highest price for the natural gas production and move the natural gas under the most efficient and effective transportation agreements. Because all of our natural gas production from our operated properties is sold under market-priced agreements, we are positioned to take advantage of future increases in natural gas prices but we are also subject to any future price declines. We do not market our own natural gas on our non-operated properties, but receive our share of revenues from the operator.

The marketing of heavy sour crude oil production from our Big Horn Basin properties is done through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections to other export pipelines. Our Big Horn Basin sweet crude oil production is transported from the field by a third party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. We sell oil production from our operated Permian Basin properties at the wellhead to third party gathering and marketing companies.

Our natural gas is transported through our own and third party gathering systems and pipelines, and we incur processing, gathering and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party gatherer, processor or transporter. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we may enter into firm transportation agreements to provide for pipeline capacity to flow and sell a portion of our gas volumes. As of December 31, 2012 and effective with the acquisition of properties from the Rockies Acquisition, we have assumed firm gas transportation agreements with term delivery commitments of fixed and determinable quantities of natural gas. Please see “Item 7. Management's Discussion and Analysis and Results of Operations-Commitments and Contractual Obligations” for additional information regarding our long-term firm transportation contracts.

The following table sets forth information about material long-term firm transportation contracts for pipeline capacity, which typically require demand charge contracts. We source the gas to meet these commitments from our producing properties. At the time we entered into these commitments, we estimated that our production, and the production of joint interest owners that we market, would be sufficient to meet these commitments. Under firm gathering, transportation and processing contracts, we are obligated to deliver minimum daily gas volumes, or pay the respective gathering, transportation or processing fees for any deficiencies in deliveries.

Type of Arrangement	Pipeline System /Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	WIC Medicine Bow	Rocky Mountains	35,000	01/13 – 03/14
Firm Transport	WIC Medicine Bow	Rocky Mountains	30,000	04/14 – 03/15
Firm Transport	WIC Medicine Bow	Rocky Mountains	25,000	01/13 – 05/19
Firm Transport	WIC Medicine Bow	Rocky Mountains	Varies	01/13 – 06/13
Firm Transport	Questar Pipeline	Rocky Mountains	12,000	01/13 – 10/15
Firm Transport	Cheyenne Plains	Midcontinent	9,000	01/13 – 05/17
Firm Transport	Cheyenne Plains	Midcontinent	5,000	06/17 – 05/18
Firm Transport	Rockies Express	Northeast	25,000	01/13 – 11/19

Price Risk and Interest Rate Management Activities

We enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that mitigate the volatility of future prices received as follows:

•	Fixed-price swaps - where we will receive a fixed-price for our production and pay a variable market price to the contract counterparty.

•
Basis swap contracts - which guarantee a price differential between the NYMEX prices and our physical pricing points. We receive a payment from the counterparty or make a payment to the counterparty for the difference between the settled price differential and amounts stated under the terms of the contract.

•
Collars - where we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor (long put) on a notional quantity.

•
Three-way collar contracts - which combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX WTI crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.

•	Swaption agreements - where we provide options to counterparties to extend swap contracts into subsequent years.

•	Put spread options - created when we purchase a long put and sell a short put simultaneously.

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the daily average of crude oil settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell oil at that level.

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Typically, management intends to hedge 75% to 85% of projected oil and natural gas production up to a four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. Currently, we are unable to hedge widening oil differentials in certain operating areas. In addition, since NGLs cannot be hedged effectively due to cost and liquidity constraints, we bear the cash flow risk and reward related to NGLs price fluctuations. However, we are currently considering entering into derivative contracts to cover our NGL production depending on market conditions. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if they believe that they can take advantage of an unusual market condition allowing them to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

The following tables summarize commodity derivative contracts in place at December 31, 2012:

	Year 2013	Year 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	43,143,000	34,822,725	34,310,000	31,110,000	7,602,000
Fixed Price ($/MMBtu)	$4.60	$4.64	$4.64	$4.73	$5.04

	Year 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	2,166,900	1,669,875	73,000	73,200
Fixed Price ($/Bbl)	$90.37	$90.07	$87.10	$87.10
Collars:
Notional Volume (Bbls)	82,125	12,000	—	—
Floor Price ($/Bbl)	$88.89	$100.00	$—	$—
Ceiling Price ($/Bbl)	$107.34	$116.20	$—	$—
Three-Way Collars:
Notional Volume (Bbls)	876,000	565,750	194,055	—
Floor Price ($/Bbl)	$95.21	$98.06	$100.00	$—
Ceiling Price ($/Bbl)	$107.94	$108.86	$124.53	$—
Put Sold ($/Bbl)	$72.76	$74.19	$75.00	$—
Put Spread Options:
Notional Volume (Bbls)	—	—	255,500	—
Floor Price ($/Bbl)	$—	$—	$100.00	$—
Put Sold ($/Bbl)	$—	$—	$75.00	$—
Total Oil Positions:
Notional Volume (Bbls)	3,125,025	2,247,625	522,555	73,200
Floor Price ($/Bbl)	$91.69	$92.13	$98.20	$87.10

As of December 31, 2012, the Company had the following open range bonus accumulators contracts:

	Year 2013	Year 2014
Oil Positions:
Notional Volume (Bbls)	547,500	365,000
Bonus ($/Bbl)	$3.67	$3.00
Digital call sold ($/Bbl)	$105.87	$110.00
Put Sold ($/Bbl)	$72.67	$70.00

The weighted average floor price of the oil positions as of December 31, 2012 including the impact of the range bonus accumulators is $92.33 for contracts that settle in 2013 and $92.62 for contracts that settle in 2014.

As of December 31, 2012, the Company had the following open basis swap contracts:

	Year 2013	Year 2014
Gas Positions:
Notional Volume (MMBtu)	912,500	452,500
Weighted Avg. Basis Differential ($/MMBtu)(1)	$(0.32)	$(0.32)

Oil Positions:
Notional Volume (Bbls)	84,000	—
Weighted Avg. Basis Differential ($/Bbl) (2)	$9.60	$—

(1)	Natural gas basis swap contracts represent a weighted average differential between prices against Rocky Mountains (CIGC) and NYMEX Henry Hub prices.

(2)	Oil basis swap contracts represent a weighted average differential between prices against Light Louisiana Sweet Crude (LLS) and NYMEX WTI prices.

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	Year 2013	Year 2014	Year 2015	Year 2016
Gas Positions:
Notional Volume (MMBtu)	—	1,642,500	—	—
Weighted Average Fixed Price ($/MMBtu)	$—	$5.69	$—	$—

Oil Positions:
Notional Volume (Bbls)	159,850	492,750	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$100.14	$117.22	$105.98	$125.00

We have also entered into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

The following summarizes information concerning our positions in open interest rate swaps at December 31, 2012 (in thousands):

	Year 2013	Year 2014	Year 2015 (1) (2)	Year 2016
Weighted Average Notional Amount	$360,000	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.30%	1.27%	1.49%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed LIBOR rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

 Counterparty Risk

At December 31, 2012, based upon all of our open derivative contracts shown above and their respective mark-to-market values, the Company had the following current and long-term derivative assets and liabilities shown by counterparty with their S&P financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at December 31, 2012
Barclays (A+)	$1,334	$2,035	$—	$—	$3,369
BBVA Compass (BBB-)	—	71	—	—	71
BMO (A+)	12,362	1,469	—	—	13,831
CIBC (A+)	790	1,312	—	—	2,102
Citibank (A)	653	4,406	—	—	5,059
Credit Agricole (A)	—	—	(436)	(1,150)	(1,586)
Natixis (A)	1,662	467	—	—	2,129
RBC (AA-)	653	544	(961)	(815)	(579)
Scotia Capital (A+)	2,622	1,833	(660)	(2,158)	1,637
Wells Fargo (AA-)	24,637	—	(1,630)	(6,043)	16,964
Deutsche Bank (A+)	995	588	—	—	1,583
Comerica (A)	—	—	(217)	(290)	(507)
JP Morgan (A)	—	39,487	(798)	—	38,689
Bank of America (A)	982	1,028	(664)	(1,540)	(194)
Total	$46,690	$53,240	$(5,366)	$(11,996)	$82,568

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

Failure to comply with these laws and regulations may result in assessment of administrative, civil and criminal penalties, imposition of removal or remedial obligations, and the issuance of orders enjoining some or all of our operations deemed in non-compliance. Moreover, these laws and regulations may restrict our ability to produce oil, natural gas and NGLs by, among other things, limiting production from our wells, limiting the number of wells we are allowed to drill or limiting the locations at which we may conduct our drilling operations. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly well drilling, construction, completion, water management activities, or waste handling, disposal or clean-up requirements for the oil and natural gas industry could have a significant impact on our operating costs. We believe that operation of our wells is in substantial compliance with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot provide any assurance on how future compliance with existing or newly adopted environmental laws and regulations may impact our properties or the operations. For the year ended December 31, 2012, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities, however, we did incur capital expenditures in the ordinary course of business to comply with pollution control requirements. As of the date of this Annual Report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations.

The following is a summary of the more significant existing environmental and occupational health and safety laws to which our business operations are subject and for which compliance may have a material impact on our operations as well as the oil and natural gas exploration and production industry in general.

Waste Handling.  The Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state laws, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” as well as the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency, or “EPA,” individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and many other wastes associated with the exploitation, development, and production of crude oil, natural gas, or geothermal energy are currently regulated under RCRA's less stringent non-hazardous waste provisions. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could increase our costs to manage and dispose of such wastes, which cost increase could be significant. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

 Hazardous Substance Releases.   The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA,” or “Superfund,” and analogous state laws, impose joint and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that transported or disposed or arranged for the transportation or disposal of the hazardous substance found at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While materials are generated in the course of operation of our wells that may be regulated as hazardous substances, we have not received any pending notifications that we may be potentially responsible for cleanup costs under CERCLA.

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

Our Elk Basin assets include a natural gas processing plant. Previous environmental investigations of the Elk Basin natural gas processing plant indicate historical soil and groundwater contamination by hydrocarbons and the presence of asbestos-containing material at the site. Although the environmental investigations did not identify an immediate need for remediation of the suspected historical hydrocarbon contamination or abatement of the asbestos, the extent of the hydrocarbon contamination is not known and, therefore, the potential liability for remediating this contamination may be significant. In the event we ceased operating the gas plant, the cost of decommissioning it and addressing the previously identified environmental conditions and other conditions, such as waste disposal, could be significant. We do not anticipate ceasing operations at the Elk Basin natural gas processing plant in the near future nor a need to commence remedial activities at this time. However, a regulatory agency could require us to investigate and remediate any hydrocarbon contamination even while the gas plant remains in operation. As of December 31, 2012, we have recorded $10.6 million as future abandonment liability for the estimated cost for decommissioning the Elk Basin natural gas processing plant. Due to the significant uncertainty associated with the known and unknown environmental liabilities at the gas plant, our estimate of the future abandonment liability includes a large reserve. Our estimates of the future abandonment liability and compliance costs are subject to change and the actual cost of these items could vary significantly from those estimates.

Water Discharges.   The Federal Water Pollution Control Act, as amended, or “Clean Water Act,” and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into state waters as well as waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure, or “SPCC,” requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by an oil spill or release. If an oil spill or release were to as a result of our operations, we expect that it would be contained and remediated in accordance under the Company's SPCC plan together with the assistance of trained first responders and any oil spill response contractor that we may have engaged to address such spills and releases. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations

The primary federal law for oil spill liability is the Oil Pollution Act, as amended, or “OPA,” which sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

Hydraulic Fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states, including Texas and Wyoming, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Air Emissions.   The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and their implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements containing various emissions and operational limitations or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to delay the development of oil and natural gas projects. To date, we believe that no unusual [Consider significant instead of unusual] difficulties have been encountered in obtaining air permits. Oil and natural gas exploration and production facilities may be required to incur certain capital expenditures in the future for air control equipment in connection with obtaining and maintaining operating permits and approvals for emissions of pollutants. For example, on August 16, 2012, the EPA published final rules under the federal Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. We are currently reviewing this new rule and assessing its potential impacts on our operations. Compliance with these requirements could increase our costs of development and production, which costs could be significant.

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

Climate Changes.  In response to findings made by the EPA in December 2009 that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth's atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the Clean Air Act that establish Title V and Prevention of Significant Deterioration, or “PSD,” permitting requirements for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources including, among others, onshore and offshore oil and natural gas production facilities on an annual basis, which include certain of our operations. We are conducting monitoring of GHG emissions from certain of our operations in accordance with the GHG emissions reporting rule and we believe that our monitoring and reporting activities are in substantial compliance with applicable reporting obligations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the Company's business, any such future laws and regulations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Endangered Species Act Considerations.  The federal Endangered Species Act, as amended, or the “ESA,” restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, we believe our operations are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required.  Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA through the agency’s 2017 fiscal year.  The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

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

State Regulation.  The various states regulate the drilling for, and the production, gathering and sale of, oil, natural gas and NGLs, including imposing severance and other production related taxes and requirements for obtaining drilling permits. Reduced rates or credits may apply to certain types of wells and production methods. For example, currently, a severance tax on oil, natural gas and NGLs production is imposed at a rate of 9.26%, 7.0%, 6.0%, 6.0%, 5.0% and 3.75% in Montana, Oklahoma, Mississippi, Wyoming, Arkansas and New Mexico, respectively. Texas currently imposes a 7.5% severance tax on gas production and 4.6% severance tax on oil production. Also, North Dakota currently imposes a $0.1143 per Mcf severance tax on gas production and 5.0% severance tax on oil production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not currently regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of oil, natural gas and NGLs that may be produced from our wells, to increase our cost of production, to limit the number of wells or locations we can drill and to limit the availability of pipeline capacity to bring our products to market.

In addition to production taxes, Texas, Oklahoma and Montana each impose ad valorem taxes on oil and natural gas properties and production equipment. Wyoming and New Mexico impose an ad valorem tax on the gross value of oil and natural gas production in lieu of an ad valorem tax on the underlying oil and natural gas properties. Wyoming also imposes an ad valorem tax on production equipment. North Dakota imposes an ad valorem tax on gross oil and natural gas production in lieu of an ad valorem tax on the underlying oil and gas leases or on production equipment used on oil and gas leases.

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

Employees

As of February 27, 2013, we had 122 full time employees. We also contract for the services of independent consultants involved in land, regulatory, tax, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

• Nominating and Corporate Governance Committee Charter;

• Compensation Committee Charter;

• Conflicts Committee Charter;

• Code of Business Conduct and Ethics; and

• Corporate Governance Guidelines.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We may not have sufficient cash from operations to pay monthly distributions on our common units following establishment of cash reserves and payment of operating costs.

We may not have sufficient cash flow from operations each month to pay distributions.  Under the terms of our limited liability company agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our board of directors establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from month to month based on, among other things:

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

As a result of these factors, the amount of cash we distribute in any month to our unitholders may fluctuate significantly from month to month. If we do not achieve our expected operational results or cannot borrow the amounts needed, we may not be able to pay the full, or any, amount of the monthly distributions, in which event the market price of our common units may decline substantially.

Growing the Company will require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.

We plan to fund our growth through acquisitions with proceeds from sales of our debt and equity securities and borrowings under our Reserve-Based Credit Facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms or in the proportions that we expect, or at all, and we may be unable to refinance our Reserve-Based Credit Facility upon maturity.

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

As of February 25, 2013, we had an aggregate of approximately $999.0 million outstanding under our Reserve-Based Credit Facility and the Senior Notes with additional borrowing capacity of approximately $749.3 million under our Reserve-Based Credit Facility. As a result of our indebtedness, we will use a portion of our cash flow to pay interest and principal when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

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

Oil, natural gas and NGLs prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions.  For example, the crude oil spot price per barrel for the period between January 1, 2012 and December 31, 2012 ranged from a high of $109.39 to a low of $77.72 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2012 and December 31, 2012 ranged from a high of $3.90 to a low of $1.91. As of February 25, 2013, the crude oil spot price per barrel was $92.74 and the NYMEX natural gas spot price per MMBtu was $3.41. This price volatility affects the amount of our cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital.  The prices for oil, natural gas and NGLs are subject to a variety of factors, including:

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

A widening of commodity differentials and our inability to enter into hedge contracts for a sufficient amount of our production at favorable pricing could materially adversely impact our financial condition, results of operations and cash flows from operations.

Our crude oil, natural gas and NGLs are priced in the local markets where the production occurs based on local or regional supply and demand factors. The prices that we receive for our crude oil, natural gas and NGLs production are generally lower than the relevant benchmark prices, such as NYMEX, that are used for calculating commodity derivative positions. The difference between the benchmark price and the price we receive is called a differential. We may not be able to accurately predict natural gas and crude oil differentials.

Price differentials may widen in the future. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the mid-stream or downstream sectors of the industry, trade restrictions and governmental regulations. We may be adversely impacted by a widening differential on the products we sell. Our oil and natural gas hedges are based on WTI or natural gas index prices, so we may be subject to basis risk if the differential on the products we sell widens from those benchmarks and we do not have a contract tied to those benchmarks. Currently, we are unable to hedge widening oil differentials in certain operating areas. In addition, since NGLs cannot be hedged effectively due to cost and liquidity constraints, we bear the cash flow risk and reward related to NGLs price fluctuations. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive and our inability to enter into hedge contracts at favorable pricing and for a sufficient amount of our production could adversely affect our financial condition, results of operations and cash flows from operations in the future.

Unless we replace our reserves, our existing reserves and production will decline, which would adversely affect our cash flow from operations and our ability to make distributions to our unitholders.

Producing oil and natural gas wells extract hydrocarbons from underground structures referred to as reservoirs. Reservoirs contain a finite volume of hydrocarbon reserves referred to as reserves in place. Based on prevailing prices and production technologies, only a fraction of reserves in place can be recovered from a given reservoir. The volume of the reserves in place that is recoverable from a particular reservoir is reduced as production from that well continues. The reduction is referred to as depletion. Ultimately, the economically recoverable reserves from a particular well will deplete entirely, and the producing well will cease to produce and will be plugged and abandoned. In that event, we must replace our reserves. Unless we are able over the long-term to replace the reserves that are produced, investors in our units should consider the cash distributions that are paid on the units not merely as a “distribution yield” on the units, but as a combination of both a return of capital and a return on investment. Investors in our units will have to obtain the return of capital invested out of cash flow derived from their investments in units during the period when reserves can be economically recovered. Accordingly, we give no assurances that the distributions our unitholders receive over the life of their investment will meet or exceed their initial capital investment.

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

In the current natural gas price environment, where the historical 12-month average price is significantly less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, "Business Combinations," ("ASC Topic 805"), upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record additional impairment of our oil and natural gas properties if certain attributes, such as declining oil and natural gas prices, continue.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2012 of $247.7 million as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin Acquisition and Rockies Acquisition (discussed below). The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in the higher prices at the time of the acquisitions for 100% of the estimated natural gas production through June 2017 for the Arkoma Basin Acquisition and 85% of the estimated natural gas production through December 2016 for the Rockies Acquisition by using commodity derivative contracts. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

Based on the 11-month average oil, natural gas and NGLs prices through February 1, 2013 and if such prices do not change during March 2013, we estimate that, on a pro forma basis, we will record an additional ceiling test write down on our existing assets of approximately $75.6 million at March 31, 2013. However, whether we will actually record an impairment during the quarter ended March 31, 2013 and whether the amount of any such impairment will be similar in amount to such estimate, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of the first quarter of 2013, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such an impairment. In the current natural gas price environment, where the historical 12-month average price is significantly less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, upon the acquisition of an oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record additional impairment of our oil and natural gas properties if certain attributes, such as declining oil and natural gas prices, continue. An impairment is anticipated in the quarter in which we close the recently announced acquisition of oil and natural gas properties in the Permian Basin in West Texas and New Mexico, which is scheduled to close on April 1, 2013.

Additionally, we have recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Purchase. Significant price declines could cause us to record an impairment of goodwill, which would be reflected as non-cash charge against current earnings.

Our acquisition activities will subject us to certain risks.

We have expanded our operations through acquisitions. Any acquisition involves potential risks, including, among other things: the validity of our assumptions about reserves, future production, revenues and costs, including synergies; an inability to integrate successfully the businesses we acquire; a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions; a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions; the assumption of unknown liabilities including, for example, historical spills or releases, losses or costs for which we are not indemnified or for which our indemnity is inadequate; the diversion of management’s attention to other business concerns; an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; the incurrence of other significant charges, such as impairment of recorded goodwill or other intangible assets, asset devaluation or restructuring charges; unforeseen difficulties encountered in operating in new geographic areas; an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes; and customer or key employee losses at the acquired businesses.

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

No one can measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Independent petroleum engineers prepare estimates of our proved reserves. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, the calculation of estimated reserves requires certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs, any of which assumptions may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. For example, if natural gas prices decline by $1.00 per MMBtu and oil prices declined by $6.00 per barrel, the standardized measure of our proved reserves as of December 31, 2012 would decrease from $1.6 billion to $1.2 billion, based on price sensitivity generated from an internal evaluation. Our standardized measure is calculated using unhedged oil and natural gas prices and is determined in accordance with the rules and regulations of the SEC. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.

The present value of future net cash flows from our proved reserves that we disclose in our annual financial statements is not necessarily the same as the current market value of our estimated proved reserves.

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

The marketability of our oil, natural gas and NGLs production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties in the respective operating areas. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, compression or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell the oil and natural gas production from these wells until the necessary gathering and transportation systems are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering, compression and transportation facilities, could reduce our revenues and cash available for distribution.

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

Climate change legislation and regulatory initiatives restricting emissions of GHGs may adversely affect our operations, our cost structure, or the demand for oil and natural gas.

In response to findings made by the EPA in December 2009 that emissions of GHGs present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth's atmosphere and other climatic changes, the EPA, has adopted regulations under existing provisions of the federal Clean Air Act establishing Title V and PSD permitting requirements for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities, should those facilities exceed threshold permitting levels of GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources including, among others, onshore and offshore oil and natural gas production facilities on an annual basis, which include certain of our operations. While Congress has from time to time actively considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the Company's business, any such future laws and regulations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our provision of services.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012 although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant”. The Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make distributions. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have material, adverse effect on us, our financial condition, and our results of operations.

We depend on certain key customers for sales of our oil, natural gas and NGLs. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs they purchase from us, or to the extent these customers cease to be creditworthy, our revenues and cash available for distribution could decline.

For the year ended December 31, 2012, sales of oil, natural gas and NGLs to Marathon Oil Company, Plains Marketing, LP, Cardinal Midstream LLC, Flint Hills Resources, LP and Shell Trading (US) Company accounted for approximately 21%, 15%, 5%, 5%, and 4%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2012 therefore accounted for 50% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline.

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose joint and several strict liability for costs required to clean up and restore sites where hazardous substances or wastes have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property or natural resource damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs, operating restrictions or delays, and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states, including Texas and Wyoming, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting public disclosure, or well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Our prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis. Based on a variety of factors, including future oil, natural gas and NGL prices, the generation of additional seismic or geological information, the availability of drilling rigs and other factors, we may decide not to drill one or more of these prospects.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. As of December 31, 2012, we have identified 766 proved undeveloped drilling locations and over 1,418 additional drilling locations. These identified drilling locations represent a significant part of our strategy. The SEC's reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of such reserves could also have a negative effect on the borrowing base under our Reserve-Based Credit Facility.

Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, drilling and operating costs and drilling results. In addition, D&M and NSAI have not assigned any proved reserves to the over 1,418 unproved drilling locations we have identified and scheduled for drilling and therefore there may exist greater uncertainty with respect to the success of drilling wells at these drilling locations. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial position, results of operations and our ability to pay distributions..

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	the high cost, shortages or delivery delays of equipment and services;

•	shortages of or delays in obtaining water for hydraulic fracturing operations;

•	unexpected operational events;

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	title problems;

•	pipeline or vessel ruptures or spills;

•	compliance with environmental and other governmental requirements;

•	unusual or unexpected geological formations;

•	loss of drilling fluid circulation;

•	formations with abnormal pressures;

•	environmental hazards, such as oil, natural gas or well fluids spills or releases and discharges of toxic gas;

•	fires;

•	blowouts, craterings and explosions;

•	uncontrollable flows of oil, natural gas or well fluids; and

•	pipeline capacity curtailments.

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

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile, and we cannot predict the prices we will be able to realize for our production in the future. As a result, we may borrow, to the extent available, significant amounts under our Reserve-Based Credit Facility in the future to enable us to pay monthly distributions. Significant declines in our production or significant declines in realized oil, natural gas and NGLs prices for prolonged periods and resulting decreases in our borrowing base may force us to reduce or suspend distributions to our unitholders.

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

We enter into derivative contracts to reduce the impact of oil and natural gas price volatility on our cash flow from operations. Currently, we use a combination of fixed-price swaps, basis swaps, swaptions, put spread options, collars, three-way collars and range bonus accumulators to mitigate the volatility of future oil and natural gas prices received. Please read “Item 1. Business— Operations— Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

If, at any time, any person owns more than 90% of the units then outstanding, such person has the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining units then outstanding at a price not less than the then-current market price of the units. As a result, unitholders may be required to sell their units at an undesirable time or price and therefore may receive a lower or no return on their investment. Unitholders may also incur a tax liability upon a sale of their units.

We do not have the same flexibility as other types of organizations to accumulate cash and equity to protect against illiquidity in the future.

Unlike a corporation, our limited liability company agreement requires us to make quarterly distributions to our unitholders of all available cash reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. On August 2, 2012, our board of directors announced a change in the payment of our distributions from quarterly to monthly commencing with the July 2012 distribution. The value of our units may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may have difficulty issuing more equity to recapitalize.

Our management may have conflicts of interest with the unitholders. Our limited liability company agreement limits the remedies available to our unitholders in the event unitholders have a claim relating to conflicts of interest.

Conflicts of interest may arise between our management on one hand, and the Company and our unitholders on the other hand, related to the divergent interests of our management. Situations in which the interests of our management may differ from interests of our non-affiliated unitholders include, among others, the following situations:

•
our limited liability company agreement gives our Board of Directors broad discretion in establishing cash reserves for the proper conduct of our business, which will affect the amount of cash available for distribution. For example, our management will use its reasonable discretion to establish and maintain cash reserves sufficient to fund our drilling program;

•
our management team, subject to oversight from our Board of Directors, determines the timing and extent of our drilling program and related capital expenditures, asset purchases and sales, borrowings, issuances of additional units and reserve adjustments, all of which will affect the amount of cash that we distribute to our unitholders; and

•	affiliates of our directors are not prohibited under our limited liability company agreement from investing or engaging in other businesses or activities that compete with the Company.

The price of our common units could be subject to wide fluctuations, unitholders could lose a significant part of their investment.

During 2012, our unit price fluctuated from a closing low of $23.29 to a closing high of $30.00. The market price of our common units is subject to wide fluctuations in response to a number of factors, most of which we cannot control, including:

•
fluctuations in broader securities market prices and volumes, particularly among securities of oil and natural gas companies and securities of publicly traded limited partnerships and limited liability companies;

•	changes in general conditions in the U.S. economy, financial markets or the oil and natural gas industry;

•	changes in securities analysts’ recommendations and their estimates of our financial performance;

•	the public’s reaction to our press releases, announcements and our filings with the SEC;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other oil and natural gas companies;

•	variations in the amount of our monthly cash distributions; and

•	future issuances and sales of our units.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution to unitholders.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gain, loss, deduction or credit recognized by us would flow through to unitholders. Because a tax may be imposed on us as a corporation, our cash available for distribution to our unitholders could be reduced. Therefore, treatment of VNR as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation.

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

The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes. However, it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decreases the tax basis in the unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation deductions. In addition, because the amount realized includes a unitholder’s share of our liabilities, if a unitholders sells their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, including employee benefit plans, individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g. a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination.  Our termination currently would not affect our classification as a partnership for federal income tax purposes but instead, we would be treated as a new partnership for federal income tax purposes.  If treated as a new partnership, we must make new tax election and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs.

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

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, New Mexico, Mississippi, Montana, North Dakota, Oklahoma, Arkansas, Colorado and Wyoming. Each of these states, other than Texas and Wyoming, imposes an income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, state and local tax returns.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

A description of our properties is included in “Item 1. Business,” and is incorporated herein by reference.

We have offices in Houston, Ft. Worth and Odessa, Texas; and Powell, Wyoming. As of December 31, 2012, the lease for the Houston office covered approximately 21,495 square feet of office space and ran through February 28, 2013. Effective March 1, 2013, we entered into a new lease agreement for our Houston office which extends our lease term through February 28, 2018. Our leases for the Ft. Worth and Odessa offices cover approximately 7,315 square feet and 3,250 square feet of office space, respectively, and run through December 31, 2015 and August 31, 2014, respectively. The total annual costs of our office leases for 2012 was approximately $0.7 million.

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

ITEM 3.     LEGAL PROCEEDINGS

 We are defendants in legal proceedings arising in the normal course of our business. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, management does not believe that it is probable that the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

We are also currently a party to pending litigation related to the ENP Merger (“ENP Litigation”) discussed below. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

On March 29, 2011, John O'Neal, a purported unitholder of ENP, filed a putative class action petition in the 125th Judicial District of Harris County, Texas on behalf of unitholders of ENP. Similar petitions were filed on April 4, 2011 by Jerry P. Morgan and on April 5, 2011 by Herbert F. Rower in other Harris County district courts. The O'Neal, Morgan, and Rower lawsuits were consolidated on June 5, 2011 as John O'Neal v. Encore Energy Partners, L.P., et al., Case Number 2011-19340. On July 28, 2011, Michael Gilas filed a class action petition in intervention. On July 26, 2011, the plaintiffs in the consolidated O'Neal action filed an amended putative class action petition against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard. That putative class action petition and Gilas' petition in intervention both alleged that the named defendants were (i) violating duties owed to ENP's public unitholders by, among other things, failing to properly value ENP and failing to protect against conflicts of interest or (ii) were aiding and abetting such breaches. Plaintiffs sought an injunction prohibiting the merger from going forward and compensatory damages if the merger was consummated. On October 3, 2011, the Court appointed Bull & Lifshitz, counsel for plaintiff-intervenor Gilas, as interim lead counsel on behalf of the putative class. On October 21, 2011, the court signed an order staying this lawsuit pending resolution of the Delaware State Court Action (defined below), subject to plaintiffs' right to seek to lift the stay for good cause. On November 15, 2012, the consolidated lawsuit was dismissed.

On April 5, 2011, Stephen Bushansky, a purported unitholder of ENP, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP. Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011. The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP (the “Delaware State Court Action”). On December 28, 2011, those plaintiffs jointly filed their second amended consolidated class action complaint naming as defendants ENP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard. That putative class action complaint alleged, among other things, that defendants breached the partnership agreement by recommending a transaction that was not fair and reasonable. Plaintiffs sought compensatory damages. Vanguard filed a motion to dismiss this lawsuit. On August 31, 2012, the Chancery Court entered an order granting Vanguard's motion to dismiss the complaint for failure to state a claim and dismissing the Delaware State Court Action with prejudice. On September 27, 2012, Mr. Allen filed a notice of appeal of the dismissal of his lawsuit.

We cannot predict the outcome of the ENP Litigation or any other lawsuits, related to the ENP Litigation or other unrelated suits, that might be filed subsequent to the date of this filing, nor can we predict the amount of time and expense that will be required to resolve these lawsuits; therefore, we have not accrued a liability related to these lawsuits. We, ENP and the other defendants named in these lawsuits, intend to defend vigorously against them and any other actions. While we cannot predict future outcomes of pending litigation, we do not believe that the ENP Litigation will result in a material adverse effect on our financial position, results of operations or cash flows. We also believe that our risk of material loss related to the ENP Litigation is remote.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the New York Stock Exchange under the symbol “VNR.” On February 27, 2013, there were 67,904,217 common units outstanding and approximately 105 unitholders, which does not include beneficial owners whose units are held by a clearing agency, such as a broker or a bank. On February 27, 2013, the market price for our common units was $27.76 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $1.9 billion.  The following table presents the high and low sales price for our common units during the periods indicated.

	Common Units
	High	Low
2012
Fourth Quarter	$30.22	$24.25
Third Quarter	$29.00	$25.80
Second Quarter	$29.29	$22.81
First Quarter	$29.75	$26.36
2011
Fourth Quarter	$29.50	$21.86
Third Quarter	$31.75	$22.79
Second Quarter	$33.67	$26.10
First Quarter	$33.41	$28.23

Stock Performance Graph. The performance graph below compares total unitholder return on our units, with the total return of the Standard & Poor’s 500 Index, or “S&P 500 Index,” and our Peer Group Index, a weighted composite of nine oil and natural gas production publicly traded partnerships. Total return includes the change in the market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in VNR at the last reported sale price of units as reported by New York Stock Exchange ($18.94) on October 24, 2007 (the day trading of units commenced), and in the S&P 500 Index and our peer group index on the same date.  The results shown in the graph below are not necessarily indicative of future performance. The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

300
250
200
150
100
50
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
S&P 500 Index
Peer Group Index
VNR

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Vanguard Natural Resources, LLC	$100.00	$41.87	$183.34	$268.64	$270.04	$280.98
Peer Group Index	$100.00	$46.52	$131.33	$171.13	$183.25	$149.31
S&P 500 Index	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13

Distributions Declared. The following table shows the amount per unit, record date and payment date of the cash distributions we paid on each of our common units for each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

	Cash Distributions
	Per Unit	Record Date	Payment Date
2012
Fourth Quarter
December	$0.2025	February 4, 2013	February 14, 2013
November	$0.2025	January 2, 2013	January 14, 2013
October	$0.2025	December 3, 2012	December 14, 2012
Third Quarter
September	$0.20	November 1, 2012	November 14, 2012
August	$0.20	October 1, 2012	October 15, 2012
July	$0.20	September 4, 2012	September 14, 2012
Second Quarter	$0.60	August 7, 2012	August 14, 2012
First Quarter	$0.5925	May 8, 2012	May 15, 2012
2011
Fourth Quarter	$0.5875	February 7, 2012	February 14, 2012
Third Quarter	$0.5775	November 7, 2011	November 14, 2011
Second Quarter	$0.575	August 5, 2011	August 12, 2011
First Quarter	$0.57	May 6, 2011	May 13, 2011

Our limited liability company agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Available cash generally means, for any month ending prior to liquidation:

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

On August 2, 2012, our board of directors announced a change in the payment of our distributions from quarterly to monthly commencing with the July 2012 distribution.

Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2012.

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

	Year Ended December 31, (5)
	2012	2011 (6)	2010	2009	2008
	(in thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil, natural gas and NGLs sales	$310,356	$312,842	$85,357	$46,035	$68,850
Gain (loss) on commodity cash flow hedges (1)	—	(3,071)	(2,832)	(2,380)	269
Realized gain (loss) on commodity derivative contracts (1)	956	10,276	24,774	29,993	(6,552)
Unrealized gain (loss) on commodity derivative contracts (1)	35,890	(470)	(14,145)	(19,043)	39,029
Total revenues	347,202	319,577	93,154	54,605	101,596
Costs and Expenses:
Production:
Lease operating expenses	74,366	63,944	18,471	12,652	11,112
Production and other taxes	29,369	28,621	6,840	3,845	4,965
Depreciation, depletion, amortization and accretion	104,542	84,857	22,231	14,610	14,910
Impairment of oil and natural gas properties	247,722	—	—	110,154	58,887
Selling, general and administrative expenses (2)	22,466	19,779	10,134	10,644	6,715
Total costs and expenses	478,465	197,201	57,676	151,905	96,589

Income (Loss) from Operations:	(131,263)	122,376	35,478	(97,300)	5,007
Other Income (Expense):
Other income	220	77	1	—	17
Interest expense	(41,891)	(28,994)	(5,766)	(4,276)	(5,491)
Realized loss on interest rate derivative contracts	(2,515)	(2,874)	(1,799)	(1,903)	(107)
Net gain (loss) on acquisition of oil and natural gas properties	11,111	(367)	(5,680)	6,981	—
Unrealized gain (loss) on interest rate derivative contracts	(4,477)	(2,088)	(349)	763	(3,178)
Total other income (expense)	(37,552)	(34,246)	(13,593)	1,565	(8,759)
Net Income (Loss)	$(168,815)	$88,130	$21,885	$(95,735)	$(3,752)
Less: Net income attributable to non-controlling interest	—	(26,067)	—	—	—
Net Income (Loss) Attributable to Vanguard Unitholders	$(168,815)	$62,063	$21,885	$(95,735)	$(3,752)
Net Income (Loss) Per Unit:
Common and Class B units - basic & diluted	$(3.11)	$1.95	$1.00	$(6.74)	$(0.32)
Distributions Declared Per Unit	$2.79	$2.28	$2.15	$2.00	$1.77	(3)
Weighted Average Common Units Outstanding	53,777	31,370	21,500	13,791	11,374
Weighted Average Class B Units Outstanding	420	420	420	420	420
Cash Flow Data:
Net cash provided by operating activities	$204,490	$176,332	$71,577	$52,155	$39,554
Net cash used in investing activities	$(839,244)	$(236,350)	$(429,994)	$(109,315)	$(119,539)
Net cash provided by financing activities	$643,466	$61,041	$359,758	$57,644	$76,878
Other Financial Information:
Adjusted EBITDA attributable to Vanguard unitholders interest (4)	$230,512	$164,603	$80,396	$56,202	$48,754

(1)
Oil and natural gas derivative contracts were used to reduce our exposure to changes in oil and natural gas prices. In 2008, all commodity derivative contracts were either de-designated as cash flow hedges or they failed to meet the hedge documentation requirements for cash flow hedges. As a result, (a) for the cash flow hedges that were settled in 2008 through 2011, the change in fair value through December 31, 2007 has been reclassified to earnings from accumulated other comprehensive loss and is classified as gain (loss) on commodity cash flow hedges and (b) the changes in the fair value of commodity derivative contracts are recorded in earnings and classified as gain (loss) on commodity derivative contracts.

(2)	Includes $5.4 million, $3.0 million, $1.0 million, $2.9 million and $3.6 million of non-cash unit-based compensation expense in 2012, 2011, 2010, 2009 and 2008, respectively.

(3)	Distributions declared per unit for 2008 were calculated using total distributions to members of $20.1 million over the weighted average common units for the year.

(4)	See “—Non-GAAP Financial Measure” below.

(5)
From 2008 through 2012, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these assets. The operating results of these properties were included with ours from the closing date of the acquisitions forward.

(6)	The operating results of the subsidiaries we acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

	As of December 31,
	2012	2011	2010 (1)	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,563	$2,851	$1,828	$487	$3
Short-term derivative assets	46,690	2,333	16,523	16,190	22,184
Other current assets	55,738	51,508	34,435	11,566	9,691
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,576,236	1,217,985	1,063,403	172,525	182,269
Long-term derivative assets	53,240	1,105	1,479	5,225	15,749
Goodwill (2)	420,955	420,955	420,955	—	—
Other assets	35,712	19,626	16,569	4,707	2,666
Total Assets	$2,200,134	$1,716,363	$1,555,192	$210,700	$232,562
Short-term derivative liabilities	$5,366	$12,774	$6,209	$253	$486
Other current liabilities	74,136	33,064	34,261	12,166	7,278
Term loan- current	—	—	175,000	—	—
Long-term debt	1,247,631	771,000	410,500	129,800	135,000
Long-term derivative liabilities	11,996	20,553	30,384	2,036	2,313
Other long-term liabilities	63,541	35,051	29,445	6,159	2,134
Members’ equity	797,464	843,921	320,731	60,286	85,351
Non-controlling interest in subsidiary	—	—	548,662	—	—
Total Liabilities and Members’ Equity	$2,200,134	$1,716,363	$1,555,192	$210,700	$232,562

(1)	Includes the fair value of the ENP assets and liabilities we acquired on December 31, 2010.

(2)	Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Purchase completed on December 31, 2010.

Summary Reserve and Operating Data

The following tables show estimated net proved reserves based on a reserve report prepared by our independent petroleum engineers, D&M and NSAI, and certain summary unaudited information with respect to our production and sales of oil, natural gas and NGLs. You should refer to “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1. Business—Oil, Natural Gas and NGLs Data—Estimated Proved Reserves” and “—Production and Price History” included in this Annual Report in evaluating the material presented below.

As of December 31, 2012
Reserve Data:
Estimated net proved reserves:
Crude oil (MBbls)	42,218
Natural gas (Bcf)	547
NGLs (MBbls)	18,940
Total (MMBOE)	152.2
Proved developed (MMBOE)	112.6
Proved undeveloped (MMBOE)	39.6
Proved developed reserves as % of total proved reserves	74%
Standardized Measure (in millions) (1)(2)	$1,576.5
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$94.67
Natural gas—Henry Hub per MMBtu	$2.76

(1)
Standardized Measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the 12-month average price as defined below) without giving effect to non-property related expenses such as selling, general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion, amortization and accretion and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income tax expenses because we are not subject to income taxes and our reserves are owned by our subsidiaries which are also not subject to income taxes. Standardized Measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Item 1. Business— Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

(2)
For an explanation of Standardized Measure, please see “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the 12-month unweighted average of first-day-of-the-month commodity prices (the “12-month average price”) for January through December 2012, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price.

	Net Production			Average Realized Sales Prices (4)			Production Cost (5)
	Crude Oil Bbls/day	Natural Gas Mcf/day	NGLs Bbls/day	Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per BOE
Year Ended December 31, 2012 (1)
Other	7,536	53,695	1,813	$84.00	$4.47	$45.11	$11.10
Total	7,536	53,695	1,813	$84.00	$4.47	$45.11	$11.10

Year Ended December 31, 2011 (2)(6)
Elk Basin Field	2,098	315	328	$81.02	$3.38	$84.90	$10.99
Other	5,370	28,214	855	$83.02	$7.50	$59.96	$13.54
Total	7,468	28,529	1,183	$82.45	$7.45	$66.88	$13.07

Year Ended December 31, 2010 (3)
Sun TSH Field	40	2,586	358	$75.74	$7.59	$47.88	$5.77
Other	1,830	11,086	216	$76.54	$10.45	$41.58	$11.77
Total	1,870	13,672	574	$76.53	$9.91	$45.78	$10.72

(1)	Average daily production for 2012 calculated based on 366 days including production for all of our acquisitions from the closing dates of these acquisitions.

(2)	Average daily production for 2011 calculated based on 365 days including production for all of our and ENP’s acquisitions from the closing dates of these acquisitions.

(3)	Average daily production for 2010 calculated based on 365 days including production for the Parker Creek Acquisition from the closing date of this acquisition.

(4)	Average realized sales prices including hedges but excluding the non-cash amortization of premiums paid and non-cash amortization of value on derivative contracts acquired.

(5)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

(6)	Production from the properties acquired in the ENP Purchase during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP.

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus, for 2011, net income (loss) attributable to the non-controlling interest. The result is net income (loss) which includes the non-controlling interest for 2011. From this we add or subtract the following:

•	Net interest expense, including write-off of deferred financing fees and realized gains and losses on interest rate derivative contracts;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Impairment of oil and natural gas properties;

•	Amortization of premiums paid on derivative contracts;

•	Amortization of value on derivative contracts acquired;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Net gains and losses on acquisitions of oil and natural gas properties;

•	Taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Material transaction costs incurred on acquisitions and mergers;

•	Interest income;

•
For 2011, non-controlling interest amounts attributable to each of the items above from the beginning of year through the completion of the ENP Merger on December 1, 2011, which revert the calculation back to an amount attributable to the Vanguard unitholders; and

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA (in thousands).

	Year Ended December 31,
(in thousands)	2012	2011 (1)	2010 (2)	2009	2008
Net income (loss) attributable to Vanguard unitholders	$(168,815)	$62,063	$21,885	$(95,735)	$(3,752)
Net income attributable to non-controlling interest	—	26,067	—	—	—
Net income (loss)	(168,815)	88,130	21,885	(95,735)	(3,752)
Plus:
Interest expense, including realized losses on interest rate derivative contracts	44,406	31,868	7,565	6,179	5,597
Depreciation, depletion, amortization and accretion	104,542	84,857	22,231	14,610	14,910
Impairment of oil and natural gas properties	247,722	—	—	110,154	58,887
Amortization of premiums paid on derivative contracts	11,641	11,346	1,950	3,502	4,493
Amortization of value on derivative contracts acquired	26,505	169	1,995	3,619	733
Unrealized (gains) losses on commodity and interest rate derivative contracts	(31,413)	2,558	14,494	18,280	(35,851)
Net (gain) loss on acquisitions of oil and natural gas properties	(11,111)	367	5,680	(6,981)	—
Taxes	239	261	(12)	(302)	177
Compensation related items	6,796	3,026	1,026	2,876	3,577
Material transaction costs incurred on acquisitions and mergers	—	2,019	3,583	—	—
Less:
Interest income	—	—	(1)	—	(17)
Adjusted EBITDA before non-controlling interest	$230,512	$224,601	$80,396	$56,202	$48,754
Non-controlling interest attributable to adjustments above	—	(62,838)	—	—	—
Administrative services fees eliminated in consolidation	—	2,840	—	—	—
Adjusted EBITDA attributable to Vanguard unitholders	$230,512	$164,603	$80,396	$56,202	$48,754

(1)
Results of operations from oil and natural gas properties acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

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

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increasing our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Piceance Basin in Colorado;

•	South Texas;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming;

•	the Powder River Basin in Wyoming; and

•	Mississippi.

At December 31, 2012, we owned working interests in 6,800 gross (2,266 net) productive wells. In addition to these productive wells, we own leasehold acreage allowing us to drill new wells. We own working interests in approximately 785,085 gross undeveloped acres surrounding our existing wells. Approximately 26% or 39.6 MMBOE of our estimated proved reserves were attributable to our working interests in undeveloped acreage.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Oil, natural gas and NGLs prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil, natural gas and NGLs could materially and adversely affect our financial position, our results of operations, the quantities of oil, natural gas and NGLs reserves that we can economically produce, our access to capital and our ability to pay distributions. We have mitigated the volatility on our cash flows price with derivative contracts through 2016 for oil and through 2017 for natural gas. These hedges are placed on a portion of our proved producing and a portion of our total anticipated production during this time frame. As oil, natural gas and NGLs prices fluctuate, we will recognize non-cash, unrealized gains and losses in our consolidated statement of operations related to the change in fair value of our commodity derivative contracts.

We face the challenge of oil, natural gas and NGLs production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the year ended December 31, 2012, we drilled and completed seven gross (5.2 net) wells on operated properties and participated in the drilling of twenty gross (1.4 net) non-operated wells also completed during the year. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our production at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue equity or debt securities on favorable terms, or at all, and we may be unable to refinance our Reserve-Based Credit Facility when it expires. Additionally, in the event of significant declines in commodity prices, our borrowing base under our Reserve-Based Credit Facility may be re-determined such that it will not provide for the working capital necessary to fund our capital spending program and could affect our ability to make distributions. The next scheduled redetermination of our borrowing base is April 2013.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Year Ended December 31, (1)
	2012	2011 (2)	2010 (3)
	(in thousands)
Revenues:
Oil sales	$233,153	$236,003	$50,022
Gas sales	47,270	47,977	25,778
NGLs sales	29,933	28,862	9,557
Oil, natural gas and NGLs sales	310,356	312,842	85,357
Loss on commodity cash flow hedges	—	(3,071)	(2,832)
Realized gain on commodity derivative contracts	956	10,276	24,774
Unrealized gain (loss) on commodity derivative contracts	35,890	(470)	(14,145)
Total revenues	$347,202	$319,577	$93,154
Costs and expenses:
Lease operating expenses	$74,366	$63,944	$18,471
Production and other taxes	29,369	28,621	6,840
Depreciation, depletion, amortization and accretion	104,542	84,857	22,231
Impairment of oil and natural gas properties	247,722	—	—
Selling, general and administrative expenses	22,466	19,779	10,134
Total costs and expenses	$478,465	$197,201	$57,676
Other income and expenses:
Other income	220	77	1
Interest expense	$(41,891)	$(28,994)	$(5,766)
Realized loss on interest rate derivative contracts	$(2,515)	$(2,874)	$(1,799)
Net gain (loss) on acquisition of oil and natural gas properties	$11,111	$(367)	$(5,680)
Unrealized loss on interest rate derivative contracts	$(4,477)	$(2,088)	$(349)

(1)
From 2010 through 2012, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

(2)	The operating results of the subsidiaries we acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

(3)	Excludes operating results for the oil and natural gas properties acquired in the ENP Purchase as the acquisition closed on December 31, 2010.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Oil, natural gas and NGLs sales decreased $2.5 million to $310.4 million during the year ended December 31, 2012 as compared to the same period in 2011. The key revenue measurements were as follows:

	Year Ended December 31, (2)		Percentage Increase (Decrease)
	2012	2011 (1)
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$84.53	$86.52	(2)%
Natural Gas (Price/Mcf)	$2.41	$4.59	(47)%
NGLs (Price/Bbl)	$45.11	$66.88	(33)%

Average realized prices, including hedging (3):
Oil (Price/Bbl)	$84.00	$82.45	2%
Natural Gas (Price/Mcf)	$4.47	$7.45	(40)%
NGLs (Price/Bbl)	$45.11	$66.88	(33)%

Total production volumes:
Oil (MBbls)	2,758	2,726	1%
Natural Gas (MMcf)	19,652	10,413	89%
NGLs (MBbls)	664	432	54%
Combined (MBOE)	6,697	4,893	37%

Average daily production volumes:
Oil (Bbls/day)	7,536	7,468	1%
Natural Gas (Mcf/day)	53,695	28,529	88%
NGLs (Bbls/day)	1,813	1,183	53%
Combined (BOE/day)	18,298	13,405	37%

(1)
Production results for oil and natural gas properties acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

(2)
During 2012 and 2011, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

(3)	Excludes amortization of premiums paid and amortization of value on derivative contracts acquired.

The decrease in oil, natural gas and NGLs sales during the year ended December 31, 2012 compared to the same period in 2011 was primarily due to the decrease in our average realized prices. Oil revenues decreased by $2.9 million from $236.0 million during the year ended December 31, 2011 to $233.2 million during the same period in 2012 primarily as a result of a $1.99 per Bbl decrease in our average realized oil price, excluding hedges. Our lower average realized oil price, excluding hedges, was primarily due to a lower average NYMEX price, which decreased from $95.00 per Bbl during the year ended December 31, 2011 to $94.19 during the same period in 2012. Natural gas revenues also decreased from $48.0 million during the year ended December 31, 2011 to $47.3 million during the same period in 2012 primarily as a result of a 47% decrease in our average realized natural gas sales price received, excluding hedges and approximately $10.7 million in lower natural gas sales associated with the Appalachian Basin properties divested in connection with the Unit Exchange completed on March 30, 2012. The impact of the decrease in our natural gas price realizations was offset by a 9,239 MMcf increase in our natural gas production volumes from our acquisitions. Our lower average realized natural gas price was primarily due to a lower average

NYMEX price, which decreased from $4.02 per Mcf during the year ended December 31, 2011 to $2.96 per Mcf during the same period in 2012. Overall, our total production increased by 37% on a BOE basis for the year ended December 31, 2012 over the comparable period in 2011 and was primarily attributable to the impact from all of our acquisitions completed during 2012. On a BOE basis, crude oil, natural gas and NGLs accounted for 41%, 49% and 10%, respectively, of our production during the year ended December 31, 2012 compared to crude oil, natural gas, and NGLs of 56%, 35% and 9%, respectively, during the same period in 2011.

Hedging and Price Risk Management Activities

During the year ended December 31, 2012, we recognized a $1.0 million realized gain on commodity derivative contracts related to the settlements recognized during the period and a $35.9 million unrealized gain related to the change in fair value of derivative contracts not meeting the criteria for cash flow hedge accounting. These realized and unrealized gains resulted from the changes in commodity prices, and the effect of these price changes is discussed in the paragraph below. During the year ended December 31, 2011, we recognized $3.1 million in losses on commodity cash flow hedges that previously met the criteria for cash flow hedge accounting. This amount relates to derivative contracts that we entered into in order to mitigate commodity price exposure on a portion of our expected production and designated as cash flow hedges. They were later de-designated as cash flow hedges and the losses relate to amounts that settled during 2011 which have been reclassified to earnings from accumulated other comprehensive income.

Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected as a non-cash, unrealized gain or loss in our consolidated statement of operations. However, these fair value changes that are reflected in the consolidated statement of operations only reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $10.4 million to $74.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, of which $4.3 million was related to increased lease operating expenses for oil and natural gas properties acquired during 2012, $9.3 million was related to increased expenses on existing wells and $2.8 million was related to higher than anticipated costs for work in progress at year end 2011, resulting in an increase of costs in the current year activity. Additionally, this increase was offset by a decrease of approximately $6.0 million of lease operating expenses associated with the Appalachian Basin properties divested in connection with the Unit Exchange completed on March 30, 2012.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $0.7 million to $29.4 million for the year ended December 31, 2012. Severance taxes increased by $1.1 million due primarily to the increase in oil, natural gas and NGLs production due to the Arkoma Basin Acquisition and acquisitions completed during 2012. Ad valorem taxes decreased by $0.4 million primarily due to the decrease in oil, natural gas and NGLs sales in Wyoming, where ad valorem taxes are assessed based on total revenues. As a percentage of wellhead revenues, production, severance, and ad valorem taxes also remained consistent at 9.5% for the years ended December 31, 2012 and 2011.

Depreciation, depletion, amortization and accretion increased to approximately $104.5 million for the year ended December 31, 2012 from approximately $84.9 million for the year ended December 31, 2011 due primarily to the increase in oil and natural gas properties related to the Arkoma Basin Acquisition and other smaller acquisitions completed during the fourth quarter of 2012.

An impairment of oil and natural gas properties of $247.7 million was recognized during the year ended December 31, 2012 as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin Acquisition and Rockies Acquisition. The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in the higher prices at the time of the acquisitions for 100% of the estimated natural gas production through June 2017 for the Arkoma Basin Acquisition and 85% of the estimated natural gas production through December 2016 for the Rockies Acquisition by using commodity derivative contracts. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the year ended December 31, 2012 increased $2.7 million as compared to the year ended December 31, 2011 primarily resulting from higher non-cash compensation charges related to additional unit grants in 2012 of approximately $2.4 million and higher compensation related expenses of $1.4 million during the year, offset by lower legal, advisory and integration costs related to the ENP Merger completed in December 2011.

Other Income and Expense

Interest expense increased to $41.9 million for the year ended December 31, 2012 as compared to $29.0 million for the year ended December 31, 2011 primarily due to a higher interest rate as a result of the Senior Notes offerings completed in April and October 2012, and higher average outstanding debt under the Reserve-Based Credit Facility.

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the acquisitions completed during 2012 compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in goodwill of $9.1 million, which was immediately impaired and recorded as a loss, and a gain of $20.2 million, resulting in a net gain of $11.1 million for the year ended December 31, 2012. The comparable measurement for the acquisitions completed during 2011 resulted in goodwill of $1.9 million, which was immediately impaired and recorded as a loss, and a gain of $1.5 million, resulting in a net loss of $0.4 million for the year ended December 31, 2011. The net gains and losses resulted from the increases and decreases in oil and natural gas prices used to value the reserves between the commitment and close dates and have been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Oil, natural gas and NGLs sales increased $227.5 million to $312.8 million during the year ended December 31, 2011 as compared to the same period in 2010. The key revenue measurements were as follows:

	Year Ended December 31, (3)		Percentage Increase (Decrease)
	2011 (2)	2010 (1)
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$86.52	$73.30	18%
Natural Gas (Price/Mcf)	$4.59	$5.17	(11)%
NGLs (Price/Bbl)	$66.88	$45.78	46%

Average realized prices, including hedging (4):
Oil (Price/Bbl)	$82.45	$76.53	8%
Natural Gas (Price/Mcf)	$7.45	$9.91	(25)%
NGLs (Price/Bbl)	$66.88	$45.78	46%

Total production volumes:
Oil (MBbls)	2,726	682	300%
Natural Gas (MMcf)	10,413	4,990	109%
NGLs (MBbls)	432	210	106%
Combined (MBOE)	4,893	1,724	184%

Average daily production volumes:
Oil (Bbls/day)	7,468	1,870	299%
Natural Gas (Mcf/day)	28,529	13,671	109%
NGLs (Bbls/day)	1,183	574	106%
Combined (BOE/day)	13,405	4,722	184%

(1)	Excludes production results for the oil and natural gas properties acquired in the ENP Purchase as the acquisition closed on December 31, 2010.

(2)
Production results for oil and natural gas properties acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

(3)
During 2011 and 2010, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

(4)	Excludes amortization of premiums paid and amortization of value on derivative contracts acquired.

The increase in oil, natural gas and NGLs sales during the year ended December 31, 2011 compared to the same period in 2010 was due primarily to the increases in production from our acquisitions. We experienced an 18% increase in the average realized oil price, excluding hedges, and an 11% decrease in the average realized natural gas sales price received, excluding hedges. Oil revenues increased 372% from $50.0 million during the year ended December 31, 2010 to $236.0 million during the same period in 2011 as a result of a $13.22 per Bbl increase in our average realized oil price, excluding hedges, and a 2,044 MBbls increase in our oil production volumes. Our higher average realized oil price was primarily due to a higher average NYMEX price, which increased from $79.51 per Bbl during the year ended December 31, 2010 to $95.00 per Bbl during the same period in 2011. However, we did not recognize the entire benefit of the 19% increase in the NYMEX oil price due to significant widening of the basis differential received on our oil primarily as a result of the temporary closure of Exxon Mobil's pipelines in Wyoming during the third quarter 2011 due to leaks which affected production from ENP’s Elk Basin field where we had to settle for a lower price per barrel of oil produced during the closure. Natural gas revenues increased 86% from

$25.8 million during the year ended December 31, 2010 to $48.0 million during the same period in 2011 as a result of a 109% increase in our natural gas production volumes from the wells acquired in the ENP Purchase. The impact of the increase in our natural gas production volumes was offset by a $0.58 per Mcf decrease in our average realized natural gas price, excluding hedges, primarily due to a lower average NYMEX price, which decreased from $4.40 per Mcf during the year ended December 31, 2010 to $4.02 per Mcf during the same period in 2011. Additionally, our total production increased by 184% on a BOE basis. The increase in production for the year ended December 31, 2011 over the comparable period in 2010 was primarily attributable to the impact from the ENP Purchase completed in December 2010 and all of the additional acquisitions completed during 2011. On a BOE basis, crude oil, natural gas and NGLs accounted for 56%, 35% and 9%, respectively, of our production during the year ended December 31, 2011 compared to crude oil, natural gas, and NGLs of 40%, 48% and 12%, respectively, during the same period in 2010.

Hedging and Price Risk Management Activities

During the year ended December 31, 2011, we recognized a $10.3 million realized gain on commodity derivative contracts related to the settlements recognized during the period and a $0.5 million unrealized loss related to the change in fair value of derivative contracts not meeting the criteria for cash flow hedge accounting. These realized and unrealized gains and losses resulted from the changes in commodity prices, and the effect of these price changes is discussed in the paragraph below. During the years ended December 31, 2011 and 2010, we recognized $3.1 million and $2.8 million in losses on commodity cash flow hedges that previously met the criteria for cash flow hedge accounting, respectively. These amounts relate to derivative contracts that we entered into in order to mitigate commodity price exposure on a portion of our expected production and designated as cash flow hedges. They were later de-designated as cash flow hedges and the losses for the years ended December 31, 2011 and 2010 relate to amounts that settled in the respective periods which have been reclassified to earnings from accumulated other comprehensive income.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $45.5 million to $63.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, of which $43.6 million was related to the ENP Purchase and to increased lease operating expenses for oil and natural gas properties acquired during 2011. Additionally, contributing to this increase were higher lease operating expenses for wells acquired in the Parker Creek Acquisition and the Permian Basin I Acquisition.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production taxes increased by $21.8 million for the year ended December 31, 2011 as compared to the same period in 2010, primarily due to higher wellhead revenues, which exclude the effects of commodity derivative contracts.  Severance taxes increased by $13.3 million as a result of increased oil, natural gas and NGLs production due to the ENP Purchase. Ad valorem taxes increased by $8.2 million primarily due to the taxes on oil and natural gas properties acquired in the ENP Purchase. As a percentage of wellhead revenues, production, severance, and ad valorem taxes increased from 8% for the year ended December 31, 2010 to 9.1% during the year ended December 31, 2011.

Depreciation, depletion, amortization and accretion increased to approximately $84.9 million for the year ended December 31, 2011 from approximately $22.2 million for the year ended December 31, 2010 due primarily to approximately $58.9 million additional depletion recorded on oil and natural gas properties acquired in the ENP Purchase and oil and natural gas properties acquired during 2011.

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

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the acquisitions completed during 2011 compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in goodwill of $1.9 million, which was immediately impaired and recorded as a loss, and a gain of $1.5 million for the year ended December 31, 2011, resulting in a net loss of $0.4 million. The measurement of the fair value at acquisition date of the assets acquired in the 2010 acquisitions as compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in goodwill of $5.7 million, which was immediately impaired and recorded as a loss for the year ended December 31, 2010. The gain and losses resulted from the increases and decreases in oil and natural gas prices used to value the reserves between the commitment and close dates and has been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

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

We have elected to use the full-cost method to account for our investment in oil and natural gas properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding oil, natural gas and NGLs reserves, including salaries, benefits and other internal costs directly related to these finding activities. For the years ended December 31, 2012 and 2011, there were no internal costs capitalized. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and natural gas properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Our results of operations would have been different had we used the successful-efforts method for our oil and natural gas investments. Generally, the application of the full-cost method of accounting results in higher capitalized costs and higher depletion rates compared to similar companies applying the successful-efforts method of accounting.

Full-Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties is limited to the sum of the estimated future net revenues from proved properties using oil and natural gas prices based upon the 12-month average prices, after giving effect to cash flow hedge positions, for which hedge accounting is applied, discounted at 10% and the lower of cost or fair value of unproved properties (“Ceiling Test”). In 2012 and 2011, our hedges were not considered cash flow hedges for accounting purposes, and thus the value of our hedges were not considered in our ceiling test calculations, except during 2011 when the amounts in other comprehensive income related to the 2007 commodity derivative contracts designated as cash flow hedges were included. The SEC’s Final Rule, “Modernization of Oil and Gas Reporting,” requires that the present value of future net revenue from proved properties be calculated based upon the 12-month average price.

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

No ceiling test impairment was required during 2011 or 2010. During the year ended December 31, 2012, we recorded a non-cash ceiling test impairment of oil and natural gas properties of $247.7 million as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin Acquisition and Rockies Acquisition (previously discussed). The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in the higher prices at the time of the acquisitions for 100% of the estimated natural gas production through June 2017 for the Arkoma Basin Acquisition and 85% of the estimated natural gas production through December 2016 for the Rockies Acquisition by using commodity derivative contracts. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

Based on the 11-month average oil, natural gas and NGLs prices through February 1, 2013 and if such prices do not change during March 2013, we estimate that, on a pro forma basis, we will record an additional ceiling test write down on our existing assets of approximately $75.6 million at March 31, 2013. However, whether we will actually record an impairment during the quarter ended March 31, 2013 and whether the amount of any such impairment will be similar in amount to such estimate, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of the first quarter of 2013, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such an impairment. In the current natural gas price environment, where the historical 12-month average price is significantly less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, upon the acquisition of an oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record additional impairment of our oil and natural gas properties if certain attributes, such as declining oil and natural gas prices, continue. An impairment is anticipated in the quarter in which we close the recently announced acquisition of oil and natural gas properties in the Permian Basin in West Texas and New Mexico, which is scheduled to close on April 1, 2013.

Business Combinations

We account for business combinations under ASC Topic 805. We recognize and measure in our financial statements the fair value of all identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and any goodwill acquired in all transactions in which control of one or more businesses is obtained.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of the ASC Topic 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1 or whenever indicators of impairment exist. All goodwill recognized in connection with our acquisitions other than the ENP Purchase has been determined to be impaired and written off. The goodwill test is performed at the reporting unit level. Beginning in 2012, the reporting unit for the goodwill recognized in the ENP Purchase, represents our oil and natural gas operations in the United States. If the fair value of the reporting unit is determined to be less than its carrying value, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit.

On October 1, 2012, December 1, 2011 and October 1, 2011, we performed impairment tests for the goodwill recognized in the ENP Purchase and our analyses concluded that there was no impairment of goodwill as of these dates. Significant decreases in the prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge.

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

Oil, Natural Gas and NGLs Reserve Quantities

Proved oil and gas reserves are defined by the SEC as the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Our proved reserves estimates are based on a reserve report prepared by our independent reserve engineers. Although our external engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation rates used by us. We cannot predict the types of reserve revisions that will be required in future periods.

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2012 or 2011.

Price Risk Management Activities

We use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations. Currently, these derivative financial instruments include fixed-price swaps, basis swaps, swaptions, put spread options, collars, three-way collars and range bonus accumulators.

Under ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”), the fair value of hedge contracts is recognized in the Consolidated Balance Sheets as an asset or liability, and the change in fair value of the hedge contracts are reflected in earnings.  If the hedge contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income,” and changes in the fair value do not affect net income until the contract is settled. If the hedge contract does not qualify for hedge accounting treatment, the change in the fair value of the hedge contract is reflected in earnings during the period as gain or loss on commodity derivatives.

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

Capital Resources and Liquidity

Overview

Historically, we have obtained financing through private equity investments in us, proceeds from bank borrowings, cash flow from operations and more recently the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties; however, we expect to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity and debt, depending on market conditions. As of February 25, 2013, we have $749.3 million available to be borrowed under our Reserve-Based Credit Facility.

The borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $1.2 billion and the next scheduled redetermination is in April 2013. If commodity prices decline and banks lower their internal projections of oil, natural gas and NGLs prices, it is possible that we will be subject to a decrease in our borrowing base availability in the future.

As a result, absent accretive acquisitions, to the extent available after unitholder distributions, debt service, and capital expenditures, it is our current intention to utilize our excess cash flow during 2013 to reduce our borrowings under our Reserve-Based Credit Facility. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net cash provided by operating activities	$204.5	$176.3	$71.6
Net cash used in investing activities	$(839.2)	$(236.4)	$(430.0)
Net cash provided by financing activities	$643.5	$61.0	$359.8

Cash Flow from Operations

Net cash provided by operating activities was $204.5 million during the year ended December 31, 2012, compared to $176.3 million during the year ended December 31, 2011, and compared to $71.6 million during the year ended December 31, 2010.

During the year ended December 31, 2012, changes in working capital increased total cash flows by $16.9 million in 2012. Contributing to the increase in working capital during 2012 was a $23.0 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments, a $3.8 million decrease in accounts receivable related to the timing of receipts from production from the acquisitions, offset by an $8.2 million payment for price risk management activities.

During the year ended December 31, 2011, changes in working capital decreased cash flows by $18.3 million. The decrease in working capital during 2011 was a result of a $15.1 million increase in accounts receivable related to the timing of receipts from production from the acquisitions and a $4.4 million decrease in accrued expenses and other current liabilities that resulted primarily from the timing effects of payments for transaction costs related to the ENP Purchase and compensation-related amounts. Offsetting this decrease in cash flows from operating activities during 2011 was a $3.0 million increase in accounts payable that resulted primarily from the timing of payment for invoices.

During the year ended December 31, 2010, changes in working capital resulted in a $0.9 million increase in cash flows from operating activities due to a $2.7 million increase in accrued expenses and other current liabilities that primarily resulted from the timing effects of payments for general operating expenses and bonuses awarded to employees. Offsetting this increase in cash flows from operating activities during 2010 was a $1.8 million increase in accounts receivable related to the timing of receipts from production from the acquisitions.

Unrealized derivative gains and losses are accounted for as non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the years ended December 31, 2012, 2011 and 2010.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic and political activity, weather and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices of oil, natural gas and NGLs. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps, basis swaps, swaptions, put spread options, collars, three-way collars and range bonus accumulators to reduce our exposure to the volatility in oil and natural gas prices. However, unlike natural gas, we are unable to hedge certain oil price differentials which could significantly impact our cash flow from operations. In addition, since NGLs cannot be hedged effectively due to cost and liquidity constraints, we bear the cash flow risk and reward related to NGLs price fluctuations. Please read “Item 1. Business—Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures

About Market Risk” for details about derivatives in place through 2016 for oil production and through 2017 for natural gas production.

 Investing Activities

Cash used in investing activities was approximately $839.2 million for the year ended December 31, 2012, compared to $236.4 million during the same period in 2011, and compared to $430.0 million during the same period in 2010.

Cash used in investing activities during the year ended December 31, 2012 included $50.4 million for the drilling and development of oil and natural gas properties, $783.4 million for the acquisition of oil and natural gas properties and derivative contracts, and $10.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, offset by $5.5 million in proceeds from the partial sale of certain oil and natural gas leases in the Williston region.

During the year ended December 31, 2011, we used cash of $205.2 million for the acquisition of oil and natural gas properties and $34.1 million for the drilling and development of oil and natural gas properties, offset by $5.2 million in proceeds from the divestiture of certain oil and natural gas properties in the Permian Basin.

During the year ended December 31, 2010, we used cash of $298.6 million for the ENP Purchase, $115.8 million for the acquisition of oil and natural gas properties in the Parker Creek Acquisition and $15.3 million for the drilling and development of oil and natural gas properties.

Excluding any potential acquisitions, we currently anticipate a capital budget for 2013 of approximately $55.0 million. Our capital budget will largely include oil focused drilling in the Arkoma Basin, Williston Basin and Big Horn Basin. We anticipate that our cash flow from operations and available borrowing capacity under our Reserve-Based Credit Facility will exceed our planned capital expenditures and other cash requirements for the year ended December 31, 2013. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was approximately $643.5 million for year ended December 31, 2012, compared to $61.0 million for the year ended December 31, 2011 and compared to $359.8 million for the year ended December 31, 2010.

Cash provided by financing activities during the year ended December 31, 2012 included net proceeds from borrowings of long-term debt of $1.5 billion and $321.9 million in proceeds from our public equity offerings. Additionally, cash of $1.0 billion was used in the repayments of our Reserve-Based Credit Facility, $15.6 million was paid for financing costs and $140.3 million was paid to unitholders in the form of distributions.

Cash provided by financing activities during the year ended December 31, 2011 included $185.5 million in net proceeds from borrowings under our financing arrangements, offset by $69.0 million in distributions to unitholders, $5.3 million paid for financing costs, $47.4 million in ENP's distributions to non-controlling interest and $2.7 million was used for costs incurred related to the ENP Merger and offering costs.

Cash provided by financing activities during the year ended December 31, 2010, included $221.7 million in net proceeds from borrowings under our financing arrangements and proceeds from the equity offering of 8.3 million common units totaling $193.5 million, net of offering costs of $0.5 million. Additionally, $3.7 million was used to redeem common units held by our founding unitholder, $46.7 million was used in distributions to unitholders and $3.7 million was paid for financing costs.

Shelf Registration Statements and Related Offerings

During the third quarter 2009, we filed a registration statement with the SEC which registered offerings of up to $300.0 million (the “2009 Shelf Registration Statement”) of any combination of debt securities, common units and guarantees of debt securities by our subsidiaries. The 2009 Shelf Registration Statement expired in August 2012. In July 2010, we filed a registration statement with the SEC which registered offerings of up to $800.0 million (the “2010 Shelf Registration Statement”) of any combination of debt securities, common units and guarantees of debt securities by our subsidiaries. In January 2012, we filed a registration statement (the “2012 Shelf Registration Statement”) with the SEC, which registered offerings of approximately 3.1 million common units held by certain selling unitholders. By means of the same registration statement, we also registered an indeterminate amount of common units, debt securities and guarantees of debt securities, which may be offered by us. In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the 2012 Shelf Registration Statement and 2010 Shelf Registration Statement.

In August 2010, we entered into an Equity Distribution Program Distribution Agreement (the “2010 Distribution Agreement”) relating to our common units having an aggregate offering price of up to $60.0 million. Sales made pursuant to the 2010 Distribution Agreement were made through a prospectus supplement to our 2009 Shelf Registration Statement. Total net proceeds received under the 2010 Distribution Agreement through the expiration of the 2009 Shelf Registration Statement in August 2012 were approximately $6.3 million, after commissions, from the sales of 240,111 common units.

On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the existing agreement with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units under the 2011 Distribution Agreement, approximately $4.0 million of our common units were issued and sold under a prospectus supplement to the 2009 Shelf Registration Supplement, which expired in August 2012. The remaining $196.0 million of the common units may be offered pursuant to a new prospectus supplement to the 2012 Shelf Registration Statement. Total net proceeds received under the 2011 Distribution Agreement through December 31, 2012, were approximately $5.5 million, after commissions, from the sales of 197,538 common units.

As a result of all our previous offerings, we have approximately $678.8 million remaining available as of December 31, 2012 under our 2010 Shelf Registration Statement.

Please read Note 11 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements Supplementary Data" for additional information regarding the Shelf Registration Statements.

Equity Offerings

In January 2012, we completed a public offering of 7,137,255 of our common units at a price of $27.71 per unit. The 7,137,255 common units offering included 4,000,000 million of our common units (“primary units”) and 3,137,255 common units (“secondary units”) offered by Denbury Onshore, LLC (“selling unitholder”). Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. The secondary units were obtained by the selling unitholder as partial consideration for the ENP Purchase. We also sold an additional 1,070,588 of our common units that were offered to the underwriters to cover over-allotments pursuant to this offering. We received proceeds of approximately $134.6 million from the offering of primary units and the sale of additional units offered to the underwriters, after deducting underwriting discounts of $5.5 million and offering costs of $0.4 million. We did not receive any proceeds from the sale of the secondary units. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility and our Second Lien Term Loan.

In September 2012, we completed a public offering of 6,900,000 of our common units at a price of $27.51 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $182.3 million from this offering, after deducting underwriting discounts of $7.4 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

On February 5, 2013, we completed a public offering of 9,200,000 of our common units at a price of $27.85 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $246.1 million from this offering, after deducting underwriting discounts of $10.0 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

 Senior Notes Offerings

On April 4, 2012, we and our 100% owned finance subsidiary, VNRF, completed a public offering of $350.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Senior Notes”), at a public offering price of 99.274%, resulting in aggregate net proceeds of $338.7 million, after deducting underwriting discounts of $10.4 million and offering costs of $0.9 million. The Senior Notes offering was made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. The discount and financing fees will be amortized over the life of the Senior Notes. We used a portion of the net proceeds from this offering to repay all remaining indebtedness outstanding under our Second Lien Term Loan and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility.

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

Debt and Credit Facilities

Reserve-Based Credit Facility

On September 30, 2011, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a maximum facility of $1.5 billion (the “Reserve-Based Credit Facility”) and an initial borrowing base of $765.0 million. The Credit Agreement also provides for a maturity date of October 31, 2016. Borrowings from this Reserve-Based Credit Facility and the Second Lien Term Loan Facility (as discussed below) were used to fully repay outstanding borrowings from the ENP Credit Agreement and Vanguard’s $175.0 million Term Loan. On March 30, 2012, the closing date of the Unit Exchange, our borrowing base was reduced to $740.0 million and was further reduced to $670.0 million in April 2012 as a result of the completion of our Senior Notes offering. On June 29, 2012, in connection with the closing of the Arkoma Basin Acquisition, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment increased the borrowing base to $975.0 million from $670.0 million and added two new lenders to the Reserve-Based Credit Facility. On October 5, 2012, our borrowing base under the Reserve-Based Credit Facility was increased to $1.0 billion from $975.0 million pursuant to our semi-annual redetermination but then reduced to $960.0 million as required for the additional senior notes offering discussed below. On December 31, 2012, we entered into the Third Amendment to the Credit Agreement, which includes amendments primarily to increase our borrowing base to $1.2 billion and to add four new lenders to the Reserve-Based Credit Facility. The increase in borrowing base was made pursuant to our interim borrowing base redetermination in connection with the closing of our Rockies Acquisition.

On December 31, 2012 there were $700.0 million of outstanding borrowings and $498.3 million of borrowing capacity under the Reserve-Based Credit Facility, including a $1.7 million reduction in availability for letters of credit (as discussed below). The applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

The borrowing base is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next borrowing base redetermination is scheduled for April 2013 utilizing our December 31, 2012 reserve report.  If commodity prices decline and banks lower their internal projections of oil, natural gas and NGLs prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. As of February 25, 2013, we have $749.3 million available to be borrowed under our Reserve-Based Credit Facility, including a $1.7 million reduction in availability for letters of credit (as discussed below).

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

As of December 31, 2012, we have elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we are in compliance with the terms of our Reserve-Based Credit Facility at December 31, 2012. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At December 31, 2012, we have unused irrevocable standby letters of credit of approximately $1.7 million, which expire on December 31, 2013. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit are provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

Second Lien Term Loan

On November 30, 2011, we entered into a $100.0 million senior secured second lien term loan facility (the “Second Lien Term Loan”) with a maturity date of May 30, 2017. Borrowings under the Second Lien Term Loan were comprised entirely of LIBOR Loans. Interest on borrowings under the Second Lien Term Loan accrued at a rate per annum equal to the sum of the applicable margin plus the Adjusted LIBOR Rate in effect on such day. In January 2012, we used a portion of the proceeds from our equity offering to repay $43.0 million of our outstanding debt under the Second Lien Term Loan. We paid the remaining outstanding debt of $57.0 million in April 2012 using the proceeds from our senior unsecured notes offering.

Senior Notes

As previously discussed, we and VNRF completed a public offering of Senior Notes on April 4, 2012 and Additional Senior Notes on October 9, 2012. The Additional Senior Notes have identical terms, other than the issue date, and constitute part of the same series as and are fungible with the Senior Notes. Further, like the Senior Notes, the Additional Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by our Subsidiary Guarantors, subject to the same guaranty release conditions. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors

Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At December 31, 2012, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $80.6 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Notes is payable on April 1 and October 1 of each year. The first interest payment date for the Senior Notes was October 1, 2012 and the first interest payment date for the Additional Senior Notes will be on April 1, 2013. We may redeem some or all of the Senior Notes at any time on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes as of April 1, 2016, declining to 100% on April 1, 2018 and thereafter. We may also redeem some or all of the Senior Notes at any time prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes thereof, plus a "make-whole" premium. In addition, before April 1, 2015, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.875% of the aggregate principal amount of the Senior Notes thereof, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after any such redemption and the redemption occurs within 180 days of such equity offering. If we sell certain of our assets or experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes, respectively.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance-sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2012, there were no material loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of December 31, 2012 is provided in the following table.

	Payments Due by Year (in thousands)
	2013	2014	2015	2016	2017	After 2017	Total
Management base salaries	$350	$131	$—	$—	$—	$—	$481
Asset retirement obligations (1)	3,018	5,994	974	3,244	1,187	48,697	63,114
Derivative liabilities (2)	22,898	15,084	10,348	4,130	9	—	52,469
Reserved Based Credit Facility (3)	—	—	—	700,000	—	—	700,000
Senior Notes and related interest	43,313	43,313	43,312	43,312	43,312	651,063	867,625
Operating leases	435	686	677	493	503	84	2,878
Development commitments (4)	11,957	—	—	—	—	—	11,957
Firm transportation and processing agreements (5)	6,675	5,777	5,280	4,823	4,172	7,244	33,971
Total	$88,646	$70,985	$60,591	$756,002	$49,183	$707,088	$1,732,495

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of ENP’s Elk Basin gas plant. Please read Note 6 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

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

(3)
This table does not include interest to be paid on the principal balances shown as the interest rates on our financing arrangements are variable. Please read Note 3 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our long-term debt.

(4)	Represents authorized purchases for work in process.

(5)	Represents transportation demand charges. Please read Note 8 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil, natural gas and NGLs production. Realized pricing for natural gas production is primarily driven by the Henry Hub, Houston Ship Channel, West Texas (“Waha Index”), El Paso Natural Gas Company (Permian Basin), Transwestern (Permian), Colorado Interstate Gas Co. (Rocky Mountains Index), Northwest Pipeline Corp. (Rocky Mountains Index), Transcontinental Gas Pipe Line Corp: Zone 4 and CenterPoint Energy Gas Transmission Co: East. As for oil production, realized pricing is primarily driven by the West Texas Intermediate (“WTI”), Light Louisiana Sweet Crude, Wyoming Imperial and Flint Hills Bow River prices. The NGLs price exposure is centered around the Oil Price Information Service postings as well as market-negotiated ethane spot prices.

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

We enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that mitigate the volatility of future prices received as follows:

•	Fixed-price swaps - where we will receive a fixed-price for our production and pay a variable market price to the contract counterparty.

•
Basis swap contracts - which guarantee a price differential between the NYMEX prices and our physical pricing points. We receive a payment from the counterparty or make a payment to the counterparty for the difference between the settled price differential and amounts stated under the terms of the contract.

•
Collars - where we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor (long put) on a notional quantity.

•
Three-way collar contracts - which combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX WTI crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.

•	Swaption agreements - where we provide options to counterparties to extend swap contracts into subsequent years.

•	Put spread options - created when we purchase a long put and sell a short put simultaneously.

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the daily average of crude oil settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell oil at that level.

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Substantially all of our natural gas hedges are at regional sales points in our operating regions, which mitigate the risk of basis differential to the Henry Hub index. Typically, management intends to hedge 75% to 85% of projected oil and natural gas production up to a four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. Currently, we are unable to hedge widening oil differentials in certain operating areas. In addition, since NGLs cannot be hedged effectively due to cost and liquidity constraints, we bear the cash flow risk and reward related to NGLs price fluctuations. However, we are currently considering entering into derivative contracts to cover our NGL production depending on market conditions. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if they believe that they can take advantage of an unusual market condition allowing them to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

At December 31, 2012, the fair value of commodity derivative contracts was an asset of approximately $93.1 million, of which $44.5 million settles during the next twelve months. A 10% increase in the oil and natural gas index price above the December 31, 2012 price would result in a decrease in the fair value of all of our commodity derivative contracts of approximately $112.2 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of approximately $111.3 million. This sensitivity analysis measures the current value of the commodity derivative contracts using forward price curves and volatility surfaces under a proprietary system and then increases or decreases, as applicable, the forward price curve to determine the fair value of the commodity derivative contracts under the assumed oil and natural gas price indexes.

The following table summarizes commodity derivative contracts in place at December 31, 2012:

	Year 2013	Year 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	43,143,000	34,822,725	34,310,000	31,110,000	7,602,000
Fixed Price ($/MMBtu)	$4.60	$4.64	$4.64	$4.73	$5.04

	Year 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	2,166,900	1,669,875	73,000	73,200
Fixed Price ($/Bbl)	$90.37	$90.07	$87.10	$87.10
Collars:
Notional Volume (Bbls)	82,125	12,000	—	—
Floor Price ($/Bbl)	$88.89	$100.00	$—	$—
Ceiling Price ($/Bbl)	$107.34	$116.20	$—	$—
Three-Way Collars:
Notional Volume (Bbls)	876,000	565,750	194,055	—
Floor Price ($/Bbl)	$95.21	$98.06	$100.00	$—
Ceiling Price ($/Bbl)	$107.94	$108.86	$124.53	$—
Put Sold ($/Bbl)	$72.76	$74.19	$75.00	$—
Put Spread Options:
Notional Volume (Bbls)	—	—	255,500	—
Floor Price ($/Bbl)	$—	$—	$100.00	$—
Put Sold ($/Bbl)	$—	$—	$75.00	$—
Total Oil Positions:
Notional Volume (Bbls)	3,125,025	2,247,625	522,555	73,200
Floor Price ($/Bbl)	$91.69	$92.13	$98.20	$87.10

As of December 31, 2012, the Company had the following open range bonus accumulators contracts:

	Year 2013	Year 2014
Oil Positions:
Notional Volume (Bbls)	547,500	365,000
Bonus ($/Bbl)	$3.67	$3.00
Digital call sold ($/Bbl)	$105.87	$110.00
Put Sold ($/Bbl)	$72.67	$70.00

The weighted average floor price of the oil positions as of December 31, 2012, including the impact of the range bonus accumulators, is $92.33 for contracts that settle in 2013 and $92.62 for contracts that settle in 2014.

As of December 31, 2012, the Company had the following open basis swap contracts:

	Year 2013	Year 2014
Gas Positions:
Notional Volume (MMBtu)	912,500	452,500
Weighted Avg. Basis Differential ($/MMBtu)(1)	$(0.32)	$(0.32)

Oil Positions:
Notional Volume (Bbls)	84,000	—
Weighted Avg. Basis Differential ($/Bbl)(2)	$9.60	$—

(1)	Natural gas basis swap contracts represent a weighted average differential between prices against Rocky Mountains (CIGC) and NYMEX Henry Hub prices.

(2)	Oil basis swap contracts represent a weighted average differential between prices against Light Louisiana Sweet Crude (LLS) and NYMEX WTI prices.

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	Year 2013	Year 2014	Year 2015	Year 2016
Gas Positions:
Notional Volume (MMBtu)	—	1,642,500	—	—
Weighted Average Fixed Price ($/MMBtu)	$—	$5.69	$—	$—

Oil Positions:
Notional Volume (Bbls)	159,850	492,750	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$100.14	$117.22	$105.98	$125.00

Interest Rate Risks

At December 31, 2012, we had debt outstanding of $1.25 billion. The amount outstanding under our Reserve-Based Credit Facility at December 31, 2012 of $700.0 million is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under unrealized gains (losses) on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate swaps at December 31, 2012 (in thousands):

	Year 2013	Year 2014	Year 2015 (1) (2)	Year 2016
Weighted Average Notional Amount	$360,000	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.30%	1.27%	1.49%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed LIBOR rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Below is an index to the items contained in this “Item 8— Financial Statements and Supplementary Data.”

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), members' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Natural Resources, LLC at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Natural Resources LLC's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 1, 2013

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,
(in thousands, except per unit data)

	2012	2011	2010
Revenues:
Oil, natural gas and NGLs sales	$310,356	$312,842	$85,357
Loss on commodity cash flow hedges	—	(3,071)	(2,832)
Realized gain on commodity derivative contracts	956	10,276	24,774
Unrealized gain (loss) on commodity derivative contracts	35,890	(470)	(14,145)
Total revenues	347,202	319,577	93,154

Costs and expenses:
Production:
Lease operating expenses	74,366	63,944	18,471
Production and other taxes	29,369	28,621	6,840
Depreciation, depletion, amortization and accretion	104,542	84,857	22,231
Impairment of oil and natural gas properties	247,722	—	—
Selling, general and administrative expenses	22,466	19,779	10,134
Total costs and expenses	478,465	197,201	57,676

Income (loss) from operations	(131,263)	122,376	35,478

Other income (expense):
Other income	220	77	1
Interest expense	(41,891)	(28,994)	(5,766)
Realized loss on interest rate derivative contracts	(2,515)	(2,874)	(1,799)
Unrealized loss on interest rate derivative contracts	(4,477)	(2,088)	(349)
Net gain (loss) on acquisition of oil and natural gas properties	11,111	(367)	(5,680)
Total other expense	(37,552)	(34,246)	(13,593)

Net income (loss)	(168,815)	88,130	21,885
Less: Net income attributable to non-controlling interest	—	(26,067)	—
Net income (loss) attributable to Vanguard unitholders	$(168,815)	$62,063	$21,885

Net income (loss) per Common and Class B units - basic & diluted	$(3.11)	$1.95	$1.00

Weighted average units outstanding:
Common units – basic	53,777	31,370	21,500
Common units – diluted	53,777	31,430	21,538
Class B units – basic & diluted	420	420	420

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31,
(in thousands)

	2012	2011	2010
Net income (loss)	$(168,815)	$88,130	$21,885

Net income from derivative contracts:
Reclassification adjustments for settlements	—	3,032	2,485
Other comprehensive income	—	3,032	2,485

Comprehensive income (loss)	$(168,815)	$91,162	$24,370

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Balance Sheets
As of December 31,
(in thousands, except unit data)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$11,563	$2,851
Trade accounts receivable, net	51,880	48,046
Derivative assets	46,690	2,333
Other currents assets	3,858	3,462
Total current assets	113,991	56,692

Oil and natural gas properties, at cost	2,126,268	1,549,821
Accumulated depletion, amortization and impairment	(550,032)	(331,836)
Oil and natural gas properties evaluated, net – full cost method	1,576,236	1,217,985

Other assets
Goodwill	420,955	420,955
Derivative assets	53,240	1,105
Other assets	35,712	19,626
Total assets	$2,200,134	$1,716,363

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$8,417	$7,867
Affiliates	32	718
Accrued liabilities:
Lease operating	7,884	5,828
Developmental capital	4,754	563
Interest	11,573	103
Production and other taxes	12,852	12,768
Derivative liabilities	5,366	12,774
Oil and natural gas revenue payable	8,226	505
Distributions payable	11,919	—
Other	8,479	4,712
Total current liabilities	79,502	45,838
Long-term debt	1,247,631	771,000
Derivative liabilities	11,996	20,553
Asset retirement obligations	60,096	34,776
Other long-term liabilities	3,445	275
Total liabilities	1,402,670	872,442

Commitments and contingencies (Note 8)

Members’ equity
Members’ capital, 58,706,282 and 48,320,104 common units issued and outstanding at December 31, 2012 and 2011, respectively	794,426	839,714
Class B units, 420,000 issued and outstanding at December 31, 2012 and 2011	3,038	4,207
Total members’ equity	797,464	843,921
Total liabilities and members’ equity	$2,200,134	$1,716,363

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Members’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Common Units	Common Units Amount	Class B Units	Class B Units Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Members’ Equity
Balance, January 1, 2010	18,416	$59,873	420	$5,930	$(5,517)	$—	$60,286
Distributions to members (See Note 9)	—	(45,747)	—	(903)	—	—	(46,650)
Issuance of common units, net of offering costs of $530	8,263	193,541	—	—	—	—	193,541
Issuance of common units in connection with the ENP Purchase	3,137	93,020	—	—	—	—	93,020
Redemption of common units	(150)	(3,651)	—	—	—	—	(3,651)
Unit-based compensation	—	(324)	—	139	—	—	(185)
Net income	—	21,885	—	—	—	—	21,885
Settlement of cash flow hedges in other comprehensive income	—	—	—	—	2,485	—	2,485
Non-controlling interest in subsidiary	—	—	—	—	—	548,662	548,662
Balance at December 31, 2010	29,666	$318,597	420	$5,166	$(3,032)	$548,662	$869,393
Distributions to members (See Note 9)	—	(68,068)	—	(959)	—	—	(69,027)
Issuance of common units in connection with the ENP Merger and equity offering, net of merger costs of $2,503 and offering costs of $126	18,439	524,697	—	—	—	(527,326)	(2,629)
Unit-based compensation	215	2,425	—	—	—	—	2,425
Net income	—	62,063	—	—	—	26,067	88,130
Settlement of cash flow hedges in other comprehensive income	—	—	—	—	3,032	—	3,032
ENP cash distribution to non-controlling interest	—	—	—	—	—	(47,403)	(47,403)
Balance at December 31, 2011	48,320	$839,714	420	$4,207	$—	$—	$843,921
Distributions to members (See Note 9)	—	(151,021)	—	(1,169)	—	—	(152,190)
Issuance of common units, net of offering costs of $1,109	12,149	321,900	—	—	—	—	321,900
Common units received in exchange for Appalachian Basin properties	(1,900)	(52,480)	—	—	—	—	(52,480)
Unit-based compensation	87	4,178	—	—	—	—	4,178
Options exercised	50	950	—	—	—	—	950
Net loss	—	(168,815)	—	—	—	—	(168,815)
Balance at December 31, 2012	58,706	$794,426	420	$3,038	$—	$—	$797,464

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2012	2011	2010
Operating activities
Net income (loss)	$(168,815)	$88,130	$21,885
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	104,542	84,857	22,231
Impairment of oil and natural gas properties	247,722	—	—
Amortization of deferred financing costs	2,925	4,208	1,373
Amortization of debt discount	172	—	—
Unit-based compensation	4,178	2,557	847
Non-cash compensation associated with phantom units granted to officers	1,243	469	179
Amortization of premiums paid on derivative contracts	11,641	11,346	1,950
Amortization of value on derivative contracts acquired	26,505	169	1,995
Unrealized losses on commodity and interest rate derivative contracts	(31,413)	2,558	14,494
Net (gain) loss on acquisitions of oil and natural gas properties	(11,111)	367	5,680
Changes in operating assets and liabilities:
Trade accounts receivable	3,778	(15,085)	(1,844)
Payables to affiliates	(1,647)	50	(817)
Price risk management activities, net	(8,158)	(1,621)	(341)
Other receivables	—	—	610
Other current assets	(318)	(202)	(105)
Accounts payable and oil and natural gas revenue payable	8,604	2,972	765
Accrued expenses and other current liabilities	14,375	(4,440)	2,672
Other assets	267	(3)	3
Net cash provided by operating activities	204,490	176,332	71,577

Investing activities
ENP Purchase, net of cash acquired	—	—	(298,620)
Additions to property and equipment	(721)	(935)	(198)
Additions to oil and natural gas properties	(50,405)	(34,096)	(15,277)
Acquisitions of oil and natural gas properties and derivative contracts	(783,355)	(205,222)	(115,832)
Proceeds from the sale of oil and natural gas properties	5,522	5,231	—
Deposits and prepayments of oil and natural gas properties	(10,285)	(1,328)	(67)
Net cash used in investing activities	(839,244)	(236,350)	(429,994)

Financing activities
Proceeds from long-term debt	1,477,459	1,073,500	480,700
Repayment of debt	(1,001,000)	(888,000)	(259,000)
Proceeds from equity offerings, net	321,900	—	193,541
Redemption of common units	—	—	(3,651)
Distributions to members	(140,271)	(69,027)	(46,650)

	2012	2011	2010
ENP distributions to non-controlling interest	—	(47,403)	—
Financing fees	(15,572)	(5,282)	(3,724)
Exercised options granted to officers	950	—	—
Prepaid offering costs	—	(2,747)	(37)
Purchases of units for issuance as unit-based compensation	—	—	(1,421)
Net cash provided by financing activities	643,466	61,041	359,758

Net increase in cash and cash equivalents	8,712	1,023	1,341
Cash and cash equivalents, beginning of year	2,851	1,828	487
Cash and cash equivalents, end of year	$11,563	$2,851	$1,828

Supplemental cash flow information:
Cash paid for interest	$27,625	$25,021	$4,430
Non-cash financing and investing activities:
Asset retirement obligations	$25,889	$4,844	$558
Common units received in exchange for the Appalachian Basin properties	$52,480	$—	$—
Issuance of common units for the ENP Merger	$—	$527,326	$—
ENP Acquisition:
Assets acquired:
Oil and natural gas properties	$—	$—	$786,524
Goodwill	$—	$—	$420,955
Other long-term assets	$—	$—	$9,731
Long-term debt assumed	$—	$—	$234,000
Asset retirement obligations assumed	$—	$—	$25,092
Common units issued	$—	$—	$93,020
Non-controlling interest in subsidiary	$—	$—	$548,662

 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Description of the Business:

Vanguard Natural Resources, LLC is a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Piceance Basin in Colorado;

•	South Texas;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming;

•	the Powder River Basin in Wyoming; and

•	Mississippi.

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Permian, LLC (“Vanguard Permian”), VNR Finance Corp. (“VNRF”), Encore Energy Partners Operating LLC ("OLLC") and Encore Clear Fork Pipeline LLC and (2) “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

We were formed in October 2006 and effective January 5, 2007, Vanguard Natural Gas, LLC (formerly Nami Holding Company, LLC) was separated into our operating subsidiary and Vinland Energy Eastern, LLC (“Vinland”) with properties in the southern portion of the Appalachian Basin, primarily in southeast Kentucky and northeast Tennessee (the "Appalachian Basin"). We completed our initial public offering (“IPO”) in October 2007. On February 21, 2012, we and our 100% owned operating subsidiary entered into a Unit Exchange Agreement with Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust (collectively, the “Nami Parties”) to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC, which entities operated all of our ownership interests in oil and natural gas properties in the Appalachian Basin, in exchange for 1.9 million of our common units valued at the closing price of our common units of $27.62 per unit at March 30, 2012, or $52.5 million, with an effective date of January 1, 2012 (the “Unit Exchange”). The Nami Parties are controlled by or affiliated with Majeed S. Nami who was a founding unitholder when we completed the IPO. We completed this transaction on March 30, 2012 for non-cash consideration of $52.5 million, which was offset by post-closing adjustments of $1.4 million.

On December 31, 2010, we acquired (the “ENP Purchase”) all of the member interests in Encore Energy Partners GP, LLC ("ENP GP"), the general partner of Encore Energy Partners LP ("ENP"), and  20,924,055 common units representing limited partnership interests in ENP (the “ENP Units”), together representing a 46.7% aggregate equity interest in ENP at the date of the ENP Purchase, from Denbury Resources Inc. (“Denbury”). As consideration for the purchase, we paid $300.0 million in cash and issued 3,137,255 VNR common units, valued at $93.0 million at December 31, 2010.

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

The consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010 include the accounts of VNR and its subsidiaries. As of December 31, 2010, we consolidated ENP as we had the ability to control the operating and financial decisions and policies of ENP through our ownership of ENP GP and reflected the non-controlling interest as a separate element of members’ equity on our consolidated balance sheet. On December 1, 2011, ENP became a wholly owned subsidiary of VNG.

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

Capitalized costs are limited to a ceiling based on the present value of estimated future net cash flows from proved reserves, computed using the 12-month unweighted average of first-day-of-the-month commodity prices (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write downs are included in the Consolidated Statements of Operations as an impairment charge. No ceiling test impairment was required during 2011 or 2010. During the year ended December 31, 2012, we recorded a non-cash ceiling test impairment of oil and natural gas properties of $247.7 million as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the
Arkoma Basin Acquisition and Rockies Acquisition (discussed below). The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in higher future selling prices for a portion of the estimated natural gas production for the Arkoma Basin Acquisition and the Rockies Acquisition by using commodity derivative contracts. However, our impairment calculations do not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow us to consider the expected cash flows from derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

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

(f)	Goodwill and Other Intangible Assets:

We account for goodwill and other intangible assets under the provisions of the ASC Topic 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1 or whenever indicators of impairment exist. As discussed further in Note 2, all goodwill recognized in acquisitions other than the ENP Purchase has been determined to be impaired and written off. The goodwill test is performed at the reporting unit level. Beginning in 2012, the reporting unit for the goodwill recognized for the ENP Purchase represents our oil and natural gas operations in the United States. If the fair value of the reporting unit is determined to be less than its carrying value, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit.

On October 1, 2012, December 1, 2011 and October 1, 2011, we performed impairment tests for the goodwill recognized in the ENP Purchase and our analyses concluded that there was no impairment of goodwill as of these dates. Significant decreases in the prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge.

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

We are a party to a contract allowing us to purchase a certain amount of natural gas at a below market price for use as field fuel. As of December 31, 2012, the net carrying value of this contract was $8.7 million. The carrying value is shown as Other assets on the accompanying Consolidated Balance Sheets and is amortized on a straight-line basis over the estimated life of the field. The estimated aggregate amortization expense for each of the next five fiscal years is $0.2 million per year.

(g)	Asset Retirement Obligations:

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

(h)	Revenue Recognition and Gas Imbalances:

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The amounts of imbalances were not material at December 31, 2012 and 2011.

(i)	Concentrations of Credit Risk:

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

At December 31, 2012 and 2011, the cash and cash equivalents were concentrated in one and four financial institutions, respectively. We periodically assess the financial condition of these institutions and believe that any possible credit risk is minimal.

The following purchasers accounted for 10% or more of the Company’s oil, natural gas and NGLs sales for the years ended December 31:

	2012	2011	2010
Marathon Oil Company	21%	22%	—
Plains Marketing L.P.	15%	11%	19%
Shell Trading (US) Company	4%	8%	11%
Seminole Energy Services	—	3%	20%

Our customers are in the energy industry and they may be similarly affected by changes in economic or other conditions.

(j)	Use of Estimates:

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

(k)	Price and Interest Rate Risk Management Activities:

We have entered into derivative contracts with counterparties that are lenders under our financing arrangements to hedge price risk associated with a portion of our oil and natural gas production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts are based on certain market indexes such as the Henry Hub, Houston Ship Channel, West Texas (“Waha Index”), El Paso Natural Gas Company (Permian Basin), Transwestern (Permian), Colorado Interstate Gas Co. (Rocky Mountains Index), Northwest Pipeline Corp. (Rocky Mountains Index), Transcontinental Gas Pipe Line Corp: Zone 4 and CenterPoint Energy Gas Transmission Co: East for natural gas production. As for oil production, pricing for the derivative contracts is based on the West Texas Intermediate (“WTI”), Light Louisiana Sweet Crude, Wyoming Imperial and Flint Hills Bow River prices. During 2012, our derivative transactions included the following:

•	Fixed-price swaps - where we will receive a fixed-price for our production and pay a variable market price to the contract counterparty.

•
Basis swap contracts - which guarantee a price differential between the NYMEX prices and our physical pricing points. We receive a payment from the counterparty or make a payment to the counterparty for the difference between the settled price differential and amounts stated under the terms of the contract.

•
Collars - where we pay the counterparty if the market price is above the ceiling price (short call) and the counterparty pays us if the market price is below the floor (long put) on a notional quantity.

•
Three-way collar contracts - which combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX WTI crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.

•	Swaption agreements - where we provide options to counterparties to extend swap contracts into subsequent years.

•	Put spread options - created when we purchase a long put and sell a short put simultaneously.

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the daily average of crude oil settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell oil at that level.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our financing arrangements, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

Any premiums paid on derivative contracts and the fair value of derivative contracts acquired in connection with our acquisitions are capitalized as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid or the contracts are assumed. Premium payments are reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows. When the consideration for an acquisition is cash, the fair value of any derivative contracts acquired in the acquisition is reflected in cash flows from investing activities. Over time, as the derivative contracts settle, the differences between the cash received and the premiums paid or fair value of contracts acquired are recognized as a realized loss on commodity or interest rate derivate contracts, and the cash received is reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows.

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the Consolidated Balance Sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  For qualifying cash flow hedges, the unrealized gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) in the equity section of the Consolidated Balance Sheets to the extent the hedge is effective. Gains and losses on cash flow hedges included in accumulated other comprehensive income (loss) are reclassified to gains (losses) on commodity cash flow hedges or gains (losses) on interest rate derivative contracts in the period that the related production is delivered or the contract settles. The realized and unrealized gains (losses) on derivative contracts that do not qualify for hedge accounting treatment are recorded as gains (losses) on commodity derivative contracts or gains (losses) on interest rate derivative contracts in the Consolidated Statements of Operations.

We have elected not to designate our current portfolio of derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included as unrealized gains (losses) on commodity derivative contracts or gains (losses) on interest rate derivative contracts in the accompanying Consolidated Statements of Operations.

(l)	Income Taxes:

The Company is treated as a partnership for federal and state income tax purposes.  As such, it is not a taxable entity and does not directly pay federal and state income tax. Its taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations, is included in the federal and state income tax returns of each unitholder.  Accordingly, no recognition has been given to federal and state income taxes for the operations of the Company.  The aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Company does not have access to information about each unitholders’ tax attributes in the Company. However, the tax basis of our net assets exceeded the net book basis by $92.2 million and $41.9 million at December 31, 2012 and 2011, respectively.

Legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including otherwise non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. The Company recorded a current tax liability of $0.5 million and $0.7 million as of December 31, 2012 and 2011, respectively, and a deferred tax asset of $0.3 million and $0.2 million as of December 31, 2012 and 2011, respectively. Tax provisions of $0.2 million, $0.6 million, and $0.2 million are included in our Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, respectively, as a component of Selling, general and administrative expenses.

2.    Acquisitions

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

2012 Acquisitions

On June 1, 2012, we entered into a purchase and sale agreement with Antero Resources LLC for the acquisition of natural gas and liquids properties in the Woodford Shale in Oklahoma and Fayetteville Shale in Arkansas of the Arkoma Basin. We refer to this acquisition as the “Arkoma Basin Acquisition”. We completed this acquisition on June 29, 2012 with an effective date of April 1, 2012 for an adjusted purchase price of $428.5 million, subject to customary post-closing adjustments to be determined. Upon closing this acquisition, we assumed natural gas swaps valued at $109.5 million on the closing date, which were restructured in July 2012 to cover the estimated natural gas production from existing producing wells in the acquired properties over the next five years. In accordance with ASC Topic 805, this acquisition resulted in a gain of $14.1 million, as reflected in the table below, primarily due to the changes in the value of derivative assets between the date the purchase and sale agreement was entered into and the closing date, which were driven by corresponding changes in natural gas prices.

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$344,747
Derivative assets	109,495
Asset retirement obligations	(8,922)
Oil and natural gas revenue payable and imbalance liabilities	(2,653)
Total fair value of assets and liabilities acquired	442,667
Fair value of consideration transferred	428,541
Gain on acquisition	$14,126

On October 31, 2012, we entered into a purchase and sale agreement with Bill Barrett Corporation for the acquisition of natural gas and liquids properties in the Piceance Basin in Colorado and Powder River and Wind River Basins in Wyoming. We refer to this acquisition as the “Rockies Acquisition.” This acquisition had an effective date of October 1, 2012. With respect to the Piceance Basin properties, we have an escalating working interest wherein our working interest begins at 18% but increases to 21% on January 1, 2014, 24% on January 1, 2015 and 26% on January 1, 2016. This structure was designed to maintain cash flow from the acquisition without the need for any capital spending until 2016. We completed this acquisition on December 31, 2012 for an adjusted purchase price of $324.7 million, subject to post-closing adjustments to be determined. This acquisition resulted in goodwill of $8.8 million, as reflected in the table below, which was immediately impaired and recorded as a loss in current period earnings. The loss resulted primarily from the changes in oil and natural gas prices between the date the purchase and sale agreement was entered into and the closing date, which were used to value the reserves acquired.

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$330,707
Other assets	929
Asset retirement obligations	(15,763)
Oil and natural gas revenue payable and imbalance liabilities	(41)
Total fair value of assets and liabilities acquired	315,832
Fair value of consideration transferred	324,650
Loss on acquisition	$(8,818)

During 2012, we completed the following other smaller acquisitions of oil and natural gas properties located in our various operating regions.

On March 30, 2012, we completed the acquisition of certain oil and natural gas properties located in Wyoming with an effective date of March 1, 2012 for an adjusted purchase price of $13.3 million, subject to customary post-closing adjustments to be determined.

In June and October 2012, we acquired additional working interests in the same properties we acquired from the Parker Creek Acquisition (as defined below) and Arkoma Basin Acquisitions for an aggregate purchase price of $2.4 million.

On December 5, 2012, we acquired certain oil and natural gas properties located in Wyoming with an effective date of October 1, 2012 for an adjusted purchase price of $6.8 million, subject to customary post-closing adjustments to be determined.

On December 14, 2012, we completed the acquisition of certain oil and natural gas properties located in North Dakota with an effective date of August 1, 2012 for an adjusted purchase price of $2.3 million, subject to customary post-closing adjustments to be determined. We refer to this acquisition as the "North Dakota II Acquisition." Initially, these properties were included as part of a larger acquisition that we did not complete as a result of a third party exercising their preferential rights to acquire a portion of the properties. The fair value of the properties acquired in the North Dakota II Acquisition exceeded the purchase price allocated to them in the original package and thus, resulted in a gain of $6.0 million.

Our 2012 acquisitions were funded with borrowings under our Reserve-Based Credit Facility (defined in Note 3. Long-Term Debt).

The following presents the values assigned to the net assets acquired in our smaller 2012 acquisitions:

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$30,089
Other assets	2,113
Asset retirement obligations	(1,541)
Oil and natural gas revenue payable, imbalance and other liabilities	(35)
Total fair value of assets and liabilities acquired	30,626
Fair value of consideration transferred	24,823
Net gain on acquisition	$5,803

2011 and 2010 Acquisitions

On May 20, 2010, we acquired certain oil and natural gas properties located in Mississippi, Texas and New Mexico for an adjusted purchase price of $114.3 million with an effective date of May 1, 2010. We refer to this acquisition as the "Parker Creek Acquisition.” The purchase price was funded from approximately $71.5 million in net proceeds from our May 2010 equity offering and with borrowings under the Company’s existing Reserve-Based Credit Facility. On December 2011, we acquired additional working interests in the same properties for approximately $14.4 million, with an effective date of December 1, 2011.

On May 12, 2011, we completed the acquisition of certain oil and natural gas properties located in Texas and New Mexico from a private seller for an adjusted purchase price of $9.2 million. The effective date of this acquisition was April 1, 2011.

On July 29, 2011, pursuant to two purchase and sale agreements, we and ENP acquired producing oil and natural gas assets in the Permian Basin in West Texas (the “Purchased Assets”) from a private seller. We and ENP each purchased 50% of the Purchased Assets for an aggregate adjusted purchase price of $81.4 million. The effective date of this acquisition was May 1, 2011.

On August 8, 2011, we completed the acquisition of certain oil and natural gas properties located in the Permian Basin of West Texas from a private seller for an adjusted purchase price of $14.8 million with an effective date of May 1, 2011.

On September 1, 2011, ENP completed the acquisition of certain oil and natural gas properties located in Wyoming from a private seller for an adjusted purchase price of $27.7 million and with an effective date of June 1, 2011.

On August 31, 2011, ENP completed the acquisition of certain non-operated working interests in producing oil and natural gas properties located in the Texas and Louisiana onshore Gulf Coast area from a private seller. The adjusted purchase price for the assets was $47.6 million with an effective date of August 1, 2011.

On December 1, 2011, we completed the acquisition of certain non-operated working interests in producing oil and natural gas properties located in the North Dakota from a private seller. The adjusted purchase price for the assets was $7.6 million with an effective date of September 1, 2011.

Our 2011 and 2010 acquisitions were funded with borrowings under financing arrangements existing at that time the acquisitions were consummated, except for the Parker Creek Acquisition, which was partially funded with proceeds from our equity offering as discussed above.

ENP Acquisition

As previously discussed, we completed the ENP Purchase on December 31, 2010. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The acquisition method requires the assets and liabilities acquired to be recorded at their fair values at the date of acquisition. No results of operations were recorded in the Consolidated Statements of Operations for the year ended December 31, 2010. Transaction costs related to the acquisition were approximately $3.6 million, which were expensed as incurred and recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the year ended December 31, 2010. The estimated fair values recognized as of December 31, 2010 are as follows (in thousands):

Consideration and non-controlling interest
Cash payment to acquire Encore Interests	$300,000
Market value of Vanguard's common units issued to Denbury(1)	93,020
Market value of non-controlling interest of Encore(2)	548,662
Consideration and non-controlling interest of Encore	$941,682
Add: fair value of liabilities assumed
Accounts payable and accrued liabilities	$18,048
Oil and natural gas payable	1,730
Current derivative liabilities	11,122
Other current liabilities	1,228
Long-term debt	234,000
Asset retirement obligations	24,385
Long-term derivative liabilities	25,331
Long-term deferred tax liability	11
Amount attributable to liabilities assumed	$315,855
Less: fair value of assets acquired
Cash	$1,380
Trade and other receivables	22,795
Current derivative assets	10,196
Other current assets	470
Oil and natural gas properties - proved	786,524
Long-term derivative assets	5,486
Other long-term assets	9,731
Amount attributable to assets acquired	$836,582
Goodwill	$420,955

(1) Approximately 3.1 million Vanguard common units at $29.65 per unit were issued to Denbury to acquire the Encore Interests. The per unit price is the closing price of Vanguard's common units at December 31, 2010.

(2) Represents approximate market value of the non-controlling interest of Encore (based on 24.4 million Encore common units outstanding as of December 31, 2010) at $22.47 per Encore common unit (closing price as of December 31, 2010).

As previously discussed, we completed the ENP Merger on December 1, 2011 and accounted for it as an equity transaction in accordance with ASC Topic 810 Subtopic 10, “Consolidations - Capital Changes of Subsidiaries” (“ASC Topic 810-10”). In accordance with ASC Topic 810-10, the difference of $16.0 million between the value of Vanguard common units issued for the exchange and the carrying amount of the non-controlling interest of $527.3 million at December 1, 2011 was recognized in equity.

Pro Forma Operating Results (Unaudited)

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the years ended December 31, 2012, 2011 and 2010 which reflect the effect on our consolidated results of operations as if (1) all our acquisitions in 2012 had occurred on January 1, 2011, (2) all our acquisitions in 2011 and the ENP Merger had occurred on January 1, 2010 and (3) the Parker Creek Acquisition and the ENP Purchase had occurred on January 1, 2010.

The pro forma results reflect the results of combining our Consolidated Statements of Operations with the revenues and direct operating expenses of the oil and gas properties acquired adjusted for (1) assumption of asset retirement obligations and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the acquisition method of accounting, (3) interest expense on additional borrowings necessary to finance the acquisitions, (4) interest expense on the Senior Notes (defined in Note 3. Long-Term Debt), including the amortization of discount, and (5) the impact of additional common units issued in an offering completed at the time of the Parker Creek Acquisition and the additional units issued in the ENP Acquisition. As discussed in Note 3 of our consolidated financial statements, we used a portion of the net proceeds from the Senior Notes offering to repay all indebtedness outstanding under our Second Lien Term Loan (defined in Note 3. Long-Term Debt) and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility. The repayment therefore resulted in an increase in the amount available for borrowing under our

Reserve-Based Credit Facility. The pro forma results reflect the fact that the increase in borrowing capacity provided us available funding for the Arkoma Basin Acquisition. The unaudited pro forma results also reflect the impact of the Unit Exchange, including the elimination of the results of operations from the properties we previously owned in the Appalachian Basin and the receipt of the 1.9 million common units received as consideration for the exchange, as if it had occurred on January 1, 2011. The net gain (loss) on acquisition of oil and natural gas properties and material transaction costs related to the ENP Merger were excluded from the pro forma results for the years ended December 31, 2012, 2011 and 2010. The pro forma information is based upon these assumptions, and is not necessarily indicative of future results of operations:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts) (Pro forma)
Total revenues	$521,392	$676,685	$322,591
Net income (loss)	$(200,318)	$146,783	$58,722
Net income (loss) per unit:
Common & Class B units – basic & diluted	$(3.73)	$3.14	$1.22

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the Unit Exchange in the pro forma results presented above are as follows (in thousands):

	Year Ended December 31,
	2012	2011

Revenues	$3,267	$20,017
Net income	$(400)	$6,041

Post-Acquisition Operating Results

The results of operations of the properties acquired during 2010 through 2012, as described above, have been included in our consolidated financial statements from the closing dates of the acquisitions forward. The table below presents the amounts of revenues and excess of revenues over direct operating expenses included in our 2012, 2011 and 2010 Consolidated Statements of Operations for the Arkoma Basin Acquisition, Rockies Acquisition and all of our other acquisitions, except the ENP Acquisition, as described above. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Arkoma Basin Acquisition
Revenues	$24,673	$—	$—
Excess of revenues over direct operating expenses	$19,971	$—	$—
Rockies Acquisition
Revenues	$220	$—	$—
Excess of revenues over direct operating expenses	$164	$—	$—
All other acquisitions
Revenues	$40,524	$28,129	$11,472
Excess of revenues over direct operating expenses	$23,521	$23,280	$9,722

The amount of revenues and earnings included in our 2011 Consolidated Statement of Operations for the ENP Acquisition, including ENP's acquisitions completed during 2011, are shown in the table that follows (in thousands). As the ENP Purchase was completed on December 31, 2010, no results of operations were included for the year ended December 31, 2010. The operations of ENP were fully integrated with ours following the ENP Merger and therefore it is impracticable to separate the amount of revenues and earnings included in our Consolidated Statements of Operations for the year ended December 31, 2012.

Year Ended
December 31, 2011
Revenues	$213,610
Net income	$65,718

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for acquisitions completed by ENP during 2011 are shown in the table that follows (in thousands). Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

Year Ended December 31, 2011
Revenues	$12,113
Excess of revenues over direct operating expenses	$8,051

3.    Long-Term Debt

Our financing arrangements consisted of the following:

			Amount Outstanding December 31,
Description	Interest Rate	Maturity Date	2012	2011
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	October 31, 2016	$700,000	$671,000
Second Lien Term Loan	Variable (2)	May 30, 2017	—	100,000
Senior Notes	7.875% (3)	April 1, 2020	550,000	—
			$1,250,000	$771,000
Unamortized discount on Senior Notes			(2,369)	—
Total debt			$1,247,631	$771,000

(1)	Variable interest rate was 2.22% and 2.55% at December 31, 2012 and 2011, respectively.

(2)	Variable interest rate was 5.8% at December 31, 2011.

(3)	Effective interest rate is 8.0%.

Senior Secured Reserve-Based Credit Facility

On September 30, 2011, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a maximum facility of $1.5 billion (the “Reserve-Based Credit Facility”) and an initial borrowing base of $765.0 million. The Credit Agreement also provided for a maturity date of October 31, 2016. Borrowings from this Reserve-Based Credit Facility and the Second Lien Term Loan Facility (as discussed below) were used to fully repay outstanding borrowings from the ENP Credit Agreement and Vanguard’s $175.0 million Term Loan. On March 30, 2012, the closing date of the Unit Exchange, our borrowing base was reduced to $740.0 million and was further reduced to $670.0 million in April 2012 as a result of the completion of our Senior Notes offering. On June 29, 2012, in connection with the closing of the Arkoma Basin Acquisition, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment increased the borrowing base to $975.0 million from $670.0 million and added two new lenders to the Reserve-Based Credit Facility. On October 5, 2012, our borrowing base under the Reserve-Based Credit Facility was increased to $1.0 billion from $975.0 million pursuant to our semi-annual redetermination but then reduced to $960.0 million as required for the additional senior notes offering discussed below. On December 31, 2012, we entered into the Third Amendment to the Credit Agreement, which includes amendments primarily to increase our borrowing base to $1.2 billion and to add four new lenders to the Reserve-Based Credit Facility. The increase in borrowing base was also made pursuant to our interim borrowing base redetermination in connection with the closing of our Rockies Acquisition.

On December 31, 2012, there were $700.0 million of outstanding borrowings and $498.3 million of borrowing capacity under the Reserve-Based Credit Facility, including a $1.7 million reduction in availability for letters of credit (discussed below).

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At December 31, 2012, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At December 31, 2012, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility requires us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4. Price and Interest Rate Risk Management Activities for further discussion.

Letters of Credit

At December 31, 2012, we have unused irrevocable standby letters of credit of approximately $1.7 million, which expire on December 31, 2013. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

Second Lien Term Loan

On November 30, 2011, we entered into a $100.0 million senior secured second lien term loan facility (the “Second Lien Term Loan”) with a maturity date of May 30, 2017. Borrowings under the Second Lien Term Loan were comprised entirely of LIBOR Loans. Interest on borrowings under the Second Lien Term Loan accrued at a rate per annum equal to the sum of the applicable margin plus the Adjusted LIBOR Rate in effect on such day. In January 2012, we used a portion of the proceeds from our equity offering to repay $43.0 million of our outstanding debt under the Second Lien Term Loan. We paid the remaining outstanding debt of $57.0 million in April 2012 using the proceeds from our Senior Notes offering (as discussed below).

Senior Notes

On April 4, 2012, we completed a public offering of $350.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Senior Notes”), at a public offering price of 99.274%, resulting in aggregate net proceeds of $338.7 million, after deducting underwriting discounts of $10.4 million and offering costs of $0.9 million. The discount and financing fees will be amortized over the life of the Senior Notes. Such amortization is recorded in interest expense on the Consolidated Statements of Operations. We used a portion of the net proceeds from this offering to repay all remaining indebtedness outstanding under our Second Lien Term Loan and applied the balance of the net proceeds to repay outstanding borrowings under our Reserve-Based Credit Facility.

On October 9, 2012, we completed a public offering of an additional $200.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Additional Senior Notes”). We received net proceeds of approximately $196.4 million from this offering, after deducting underwriting discounts of $3.5 million and offering costs of $0.1 million. The Additional Senior Notes have identical terms, other than the issue date, and constitute part of the same series as and are fungible with the Senior Notes. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit

Facility.

The issuers of the Senior Notes and Additional Senior Notes are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At December 31, 2012, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $80.6 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Notes is payable on April 1 and October 1 of each year. The first interest payment date for the Senior Notes was October 1, 2012 and the first interest payment for the Additional Senior Notes will be on April 1, 2013. We may redeem some or all of the Senior Notes at any time on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes as of April 1, 2016, declining to 100% on April 1, 2018 and thereafter. We may also redeem some or all of the Senior Notes at any time prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes thereof, plus a "make-whole" premium. In addition, before April 1, 2015, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.875% of the aggregate principal amount of the Senior Notes thereof, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after any such redemption and the redemption occurs within 180 days of such equity offering. If we sell certain of our assets or experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes, respectively.

4.    Price and Interest Rate Risk Management Activities

We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations. Substantially all of our natural gas hedges are at regional sales points in our operating regions, which mitigate the risk of basis differential to the Henry Hub index. We did not designate any of these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. See Note 5 for fair value disclosures about oil and natural gas commodity derivatives. We may also enter into derivative contracts to hedge forecasted oil and natural gas sales related to our acquisitions.

In July 2012, in connection with the Arkoma Basin Acquisition, we acquired natural gas swaps at prices significantly higher than the current market for the period of July 2012 through December 2015. We subsequently restructured these swaps to cover expected natural gas production from proved reserves at a weighted average price of $5.04 per MMBtu beginning in August 1, 2012 through June 30, 2017. The restructured hedges are swaps at the Transcontinental Gas Pipe Line Corp: Zone 4 index and the CenterPoint Energy Gas Transmission Co: East index which fixes the price of natural gas at our sales points (NYMEX less basis) in order to mitigate the risk of differentials for the associated production in the future.

In November 2012, in connection with the Rockies Acquisition, we entered into natural gas swaps covering expected natural gas production from proved reserves for the period beginning in January 2013 through December 2016. The natural gas swaps are at the Colorado Interstate Gas Co. index (Rocky Mountains Index) and the Northwest Pipeline Corp. index (Rocky Mountains Index), which fixes the price of natural gas at our sales points (NYMEX less basis) in order to mitigate the risk of differentials for the associated production in the future. Concurrently, we entered into oil swaps covering expected oil production from proved reserves beginning in January 2013 through December 2016.

At December 31, 2012, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	WTI Price
January 1, 2013 – December 31, 2013	43,143,000	$4.60	2,166,900	$90.37
January 1, 2014 – December 31, 2014	34,822,725	$4.64	1,669,875	$90.07
January 1, 2015 – December 31, 2015	34,310,000	$4.64	73,000	$87.10
January 1, 2016 – December 31, 2016	31,110,000	$4.73	73,200	$87.10
January 1, 2017 – December 31, 2017	7,602,000	$5.04	—	$—

Swaptions

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
January 1, 2013 – December 31, 2013	—	$—	159,850	$100.14
January 1, 2014 – December 31, 2014	1,642,500	$5.69	492,750	$117.22
January 1, 2015 – December 31, 2015	—	$—	508,445	$105.98
January 1, 2016 – December 31, 2016	—	$—	622,200	$125.00

Basis Swaps

	Gas		Oil
Contract Period	MMBtu	Weighted Avg. Basis Differential (1)	Bbls	Weighted Avg. Basis Differential (2)
January 1, 2013 – December 31, 2013	912,500	$(0.32)	84,000	$9.60
January 1, 2014 – December 31, 2014	452,500	$(0.32)	—	$—

(1)	Natural gas basis swap contracts represent a weighted average differential between Rocky Mountains (CIGC) prices and NYMEX Henry Hub prices.

(2)	Oil basis swap contracts represent a weighted average differential between against Light Louisiana Sweet Crude (LLS) prices and NYMEX WTI prices.

Collars

	Oil
Production Period	Bbls	Floor	Ceiling
January 1, 2013 - December 31, 2013	82,125	$88.89	$107.34
January 1, 2014 - December 31, 2014	12,000	$100.00	$116.20

Three-Way Collars

	Oil
Production Period	Bbls	Floor	Ceiling	Put Sold
January 1, 2013 – December 31, 2013	876,000	$95.21	$107.94	$72.76
January 1, 2014 – December 31, 2014	565,750	$98.06	$108.86	$74.19
January 1, 2015 – December 31, 2015	194,055	$100.00	$124.53	$75.00

Put Spread Options

	Oil
Production Period	Bbls	Floor	Put Sold
January 1, 2015 – December 31, 2015	255,500	$100.00	$75.00

Range Bonus Accumulators

	Year 2013	Year 2014
Oil Positions:
Notional Volume (Bbls)	547,500	365,000
Bonus ($/Bbl)	$3.67	$3.00
Digital call sold ($/Bbl)	$105.87	$110.00
Put Sold ($/Bbl)	$72.67	$70.00

The weighted average floor price of the oil positions as of December 31, 2012, including the impact of the range bonus accumulators, is $92.33 for contracts that settle in 2013 and $92.62 for contracts that settle in 2014.

Interest Rate Swaps

We may from time to time enter into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates. These interest rate swap agreements require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. If LIBOR is lower than the fixed rate in the contract, we are required to pay the counterparty the difference, and conversely, the counterparty is required to pay us if LIBOR is higher than the fixed rate in the contract. We do not designate interest rate swap agreements as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.

In December 2012, we entered into two new interest rate swap agreements, which fixed the LIBOR rate at 0.21% on $50.0 million of borrowings for the period from December 10, 2012 to December 10, 2015. Under the second agreement, the counterparty has the option to require Vanguard to pay a fixed rate of 0.91% on $50.0 million from December 10, 2015 to December 10, 2017.

At December 31, 2012, the Company had open interest rate derivative contracts as follows (in thousands):

	Notional Amount	Fixed Libor Rates
Period:
January 1, 2013 to December 10, 2016	$20,000	2.17%
January 1, 2013 to October 31, 2016	$40,000	1.65%
January 1, 2013 to August 5, 2015 (1)	$30,000	2.25%
January 1, 2013 to August 6, 2016	$25,000	1.80%
January 1, 2013 to October 31, 2016	$20,000	1.78%
January 1, 2013 to September 23, 2016	$75,000	1.15%
January 1, 2013 to March 7, 2016	$75,000	1.08%
January 1, 2013 to September 7, 2016	$25,000	1.25%
January 1, 2013 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

Balance Sheet Presentation

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the Consolidated Balance Sheets. The following summarizes the fair value of derivatives outstanding on a gross basis.

	December 31,
	2012	2011
	(in thousands)
Assets:
Commodity derivatives	$134,905	$42,504
Interest rate swaps	132	504
	$135,037	$43,008
Liabilities:
Commodity derivatives	$(41,775)	$(66,129)
Interest rate swaps	(10,694)	(6,768)
	$(52,469)	$(72,897)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (See Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $135.0 million at December 31, 2012. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of December 31, 2012. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments only with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Gain (Loss) on Derivatives

Realized gains (losses) represent differences between amounts received upon the settlement and amounts paid to acquire commodity and interest rate derivative contracts. Unrealized gains (losses) represent the change in fair value of commodity and interest rate derivative contracts that will settle in the future and are non-cash items.

The following presents our reported gains and losses on derivative instruments at December 31:

	2012	2011	2010
	(in thousands)
Realized gains (losses):
Commodity derivatives	$956	$10,276	$24,774
Interest rate swaps	(2,515)	(2,874)	(1,799)
	$(1,559)	$7,402	$22,975
Unrealized gains (losses):
Commodity derivatives	$35,890	$(470)	$(14,145)
Interest rate swaps	(4,477)	(2,088)	(349)
	$31,413	$(2,558)	$(14,494)
Total gains (losses):
Commodity derivatives	$36,846	$9,806	$10,629
Interest rate swaps	(6,992)	(4,962)	(2,148)
	$29,854	$4,844	$8,481

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

We have applied the provisions of ASC Topic 820 to assets and liabilities measured at fair value on a recurring basis, which includes our commodity and interest rate derivatives contracts, and on a nonrecurring basis, which includes goodwill, acquisitions of oil and natural gas properties and other intangible assets. ASC Topic 820 provides a definition of fair value and a framework for measuring fair value, as well as disclosures regarding fair value measurements. The framework requires fair value measurement techniques to include all significant assumptions that would be made by willing participants in a market transaction.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. The carrying amounts of our Senior Notes approximate fair value because they approximate the amounts for which the Senior Notes traded in the secondary market at December 31, 2012. We consider this fair value estimate as a Level 1 input.

Our commodity derivative instruments consist of fixed-price swaps, basis swaps, swaptions, put spread options, collars, three-way collars and bonus range accumulators. We account for our commodity derivatives and interest rate derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps, basis-swaps and swaptions based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option value of the contract floors, ceilings, collars and three-way collars using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We estimate the value of the range bonus accumulators using an option pricing model for both Asian Range Digital options and Asian Put options that takes into account market volatility, market prices and contract parameters.

Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Management validates the data provided by third parties by understanding the pricing models used, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to our commodity derivatives and interest rate derivatives.

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$99,904	$—	$99,904
Interest rate derivative contracts	—	26	—	26
Total derivative instruments	$—	$99,930	$—	$99,930

Liabilities:
Commodity price derivative contracts	$—	$(6,276)	$(498)	$(6,774)
Interest rate derivative contracts	—	(10,588)	—	(10,588)
Total derivative instruments	$—	$(16,864)	$(498)	$(17,362)

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$3,438	$—	$3,438
Interest rate derivative contracts	—	—	—	—
Total derivative instruments	$—	$3,438	$—	$3,438

Liabilities:
Commodity price derivative contracts	$—	$(27,063)	$—	$(27,063)
Interest rate derivative contracts	—	(6,264)	—	(6,264)
Total derivative instruments	$—	$(33,327)	$—	$(33,327)

  We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. Any sharp prolonged decreases in the prices of oil and natural gas or any significant negative reserve adjustments from the December 31, 2012 assessment could change our estimates of the fair value of our reporting unit and could result in an impairment charge.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20.  During the year ended December 31, 2012, in connection with oil and natural gas properties acquired in all 2012 acquisitions, and as well as new wells drilled during the year, we incurred and recorded asset retirement obligations totaling $26.4 million at fair value. During the year ended December 31, 2011, in connection with oil and natural gas properties acquired in all of our and ENP’s 2011 acquisitions, and as well as new wells drilled during the year, we incurred and recorded asset retirement obligations totaling $4.9 million at fair value. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.5% and 5.5%; and (4) the average inflation factor (2.4%). These inputs require significant judgments and estimates by the Company's management at the time of the valuation and are the most sensitive and subject to change.

6.    Asset Retirement Obligations

The asset retirement obligations as of December 31 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the year ended December 31 were as follows:

	As of2012	2011
	(in thousands)
Asset retirement obligation at January 1,	$35,920	$30,202
Liabilities added during the current period	26,365	4,934
Accretion expense	1,305	874
Retirements	(476)	(90)
Total asset retirement obligation at December 31,	63,114	35,920
Less: current obligations	(3,018)	(1,144)
Long-term asset retirement obligation at December 31,	$60,096	$34,776

Accretion expense for the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $0.9 million and $0.1 million, respectively.

7.    Related Party Transactions

As previously discussed, we owned oil and natural gas properties in the Appalachian Basin. On February 21, 2012, we and our 100% owned subsidiary, VNG, entered into the Unit Exchange with the Nami Parties to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC, which entities controlled all of our ownership interests in oil and natural gas properties in the Appalachian Basin, in exchange for 1.9 million of our common units valued at the closing price of our common units of $27.62 per unit at March 30, 2012, or $52.5 million, with an effective date of January 1, 2012. The Nami Parties are controlled by or affiliated with Majeed S. Nami who was a founding unitholder when we completed the IPO. We completed this transaction on March 30, 2012 for non-cash consideration of $52.5 million million which was offset by post-closing adjustments of $1.4 million.

Prior to the completion of the Unit Exchange, we relied on Vinland Energy Eastern, LLC (“Vinland”) to execute our drilling program, operate our wells and gather our natural gas in the Appalachian Basin. We reimbursed Vinland $60.00 per well per month (in addition to normal third party operating costs) for operating our current natural gas and oil properties in the Appalachian Basin under a Management Services Agreement (“MSA”) which costs were reflected in our lease operating expenses. Under a Gathering and Compression Agreement (“GCA”), Vinland received a $0.25 per Mcf transportation fee on existing wells drilled prior to December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” In June 2010, we began discussions with Vinland regarding an amendment to the GCA to go into effect beginning on July 1, 2010. The amended agreement would provide gathering and compression services based upon actual costs plus a margin of $.055 per mcf. We and Vinland agreed in principle to this change effective July 1, 2010 and jointly operated on this basis, however, no formal agreement between us and Vinland was signed. Under the GCA, the transportation fee that we paid to Vinland only encompassed transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets applied. These transportation fees were outlined in the GCA and are reflected in our lease operating expenses. For the years ended December 31, 2012, 2011 and 2010, costs incurred under the MSA were $0.6 million, $1.9 million and $1.9 million, respectively and costs incurred under the GCA were $0.4 million, $1.8 million and $1.4 million, respectively. A payable of $0.5 million is included in our December 31, 2011 Consolidated Balance Sheets in connection with these agreements and direct expenses incurred by Vinland related to the drilling of new wells and operations of all the wells we owned in the Appalachian Basin. As a result of the Unit Exchange, the MSA and GCA were terminated.

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

8.   Commitments and Contingencies

Transportation Demand Charges

As of December 31, 2012 and effective with the acquisition of properties from the Rockies Acquisition, we have assumed contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to seven years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of December 31, 2012. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
2013	$6,675
2014	5,777
2015	5,280
2016	4,823
2017	4,172
Thereafter	7,244
Total	$33,971

Legal Proceedings

We are defendants in legal proceedings arising in the normal course of our business. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, management does not believe that it is probable that the outcome of these actions will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

We are also currently a party to pending litigation related to the ENP Merger (“ENP Litigation”) discussed below. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

On March 29, 2011, John O'Neal, a purported unitholder of ENP, filed a putative class action petition in the 125th Judicial District of Harris County, Texas on behalf of unitholders of ENP. Similar petitions were filed on April 4, 2011 by Jerry P. Morgan and on April 5, 2011 by Herbert F. Rower in other Harris County district courts. The O'Neal, Morgan, and Rower lawsuits were consolidated on June 5, 2011 as John O'Neal v. Encore Energy Partners, L.P., et al., Case Number 2011-19340. On July 28, 2011, Michael Gilas filed a class action petition in intervention. On July 26, 2011, the plaintiffs in the consolidated O'Neal action filed an amended putative class action petition against ENP, ENP GP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard. That putative class action petition and Gilas' petition in intervention both alleged that the named defendants were (i) violating duties owed to ENP's public unitholders by, among other things, failing to properly value ENP and failing to protect against conflicts of interest or (ii) were aiding and abetting such breaches. Plaintiffs sought an injunction prohibiting the merger from going forward and compensatory damages if the merger was consummated. On October 3, 2011, the Court appointed Bull & Lifshitz, counsel for plaintiff-intervenor Gilas, as interim lead counsel on behalf of the putative class. On October 21, 2011, the court signed an order staying this lawsuit pending resolution of the Delaware State Court Action (defined below), subject to plaintiffs' right to seek to lift the stay for good cause. On November 15, 2012, the consolidated lawsuit was dismissed.

On April 5, 2011, Stephen Bushansky, a purported unitholder of ENP, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP. Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011. The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP (the “Delaware State Court Action”). On December 28, 2011, those plaintiffs jointly filed their second amended consolidated class action complaint naming as defendants ENP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard. That putative class action complaint alleged, among other things, that defendants breached the partnership agreement by recommending a transaction that was not fair and reasonable. Plaintiffs sought compensatory damages. Vanguard filed a motion to dismiss this lawsuit. On August 31, 2012, the Chancery Court entered an order granting Vanguard's motion to dismiss the complaint for failure to state a claim and dismissing the Delaware State Court Action with prejudice. On September 27, 2012, Mr. Allen filed a notice of appeal of the dismissal of his lawsuit.

We cannot predict the outcome of the ENP Litigation or any other lawsuits, related to the ENP Litigation or other unrelated suits, that might be filed subsequent to the date of this filing, nor can we predict the amount of time and expense that will be required to resolve these lawsuits; therefore, we have not accrued a liability related to these lawsuits. We, ENP and the other defendants named in these lawsuits, intend to defend vigorously against them and any other actions. While we cannot predict future outcomes of pending litigation, we do not believe that the ENP Litigation will result in a material adverse effect on our financial position, results of operations or cash flows. We also believe that our risk of material loss related to the ENP Litigation is remote.

9.    Common Units and Net Income (Loss) per Unit

Basic earnings per unit is computed in accordance with ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”), by dividing net income (loss) attributable to Vanguard unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. As of December 31, 2012, we have two classes of units outstanding: (i) units representing limited liability company interests (“common units”) listed on NYSE under the symbol VNR and (ii) Class B units, issued to management and an employee as discussed in Note 10. Unit-Based Compensation. The Class B units participate in distributions and no forfeiture is expected; therefore, all Class B units were considered in the computation of basic earnings per unit. The 175,000 options granted to officers under our long-term incentive plan had a dilutive effect for the year ended December 31, 2011 and 2010; therefore, they have been included in the computation of diluted earnings per unit. During the year ended December 31, 2012, all the options were exercised by the officers. In addition, the phantom units granted to officers under our long-term incentive plan did not have a dilutive effect for the years ended December 31, 2012, 2011 and 2010; therefore, they have also been excluded in the computation of diluted earnings per unit.

In accordance with ASC Topic 260, dual presentation of basic and diluted earnings per unit has been presented in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 including each class of units issued and outstanding at that date: common units and Class B units. Net income (loss) per unit is allocated to the common units and the Class B units on an equal basis.

Distributions Declared. The following table shows the amount per unit, declared date, record date and payment date of the cash distributions we paid on each of our common units that were declared during each of the three years in the period ended December 31, 2012. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

On August 2, 2012, we announced a change in the payment of our distributions from quarterly to monthly commencing with the July 2012 distribution.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2012
Fourth Quarter
November	$0.2025	December 19, 2012	January 2, 2013	January 14, 2013
October	$0.2025	November 16, 2012	December 3, 2012	December 14, 2012
Third Quarter
September	$0.20	October 18, 2012	November 1, 2012	November 14, 2012
August	$0.20	September 17, 2012	October 1, 2012	October 15, 2012
July	$0.20	August 20, 2012	September 4, 2012	September 14, 2012
Second Quarter	$0.60	July 23, 2012	August 7, 2012	August 14, 2012
First Quarter	$0.5925	April 24, 2012	May 8, 2012	May 15, 2012
2011
Fourth Quarter	$0.5875	January 18, 2012	February 7, 2012	February 14, 2012
Third Quarter	$0.5775	October 27, 2011	November 7, 2011	November 14, 2011
Second Quarter	$0.575	July 26, 2011	August 5, 2011	August 12, 2011
First Quarter	$0.57	April 28, 2011	May 6, 2011	May 13, 2011
2010
Fourth Quarter	$0.56	January 27, 2011	February 7, 2011	February 14, 2011
Third Quarter	$0.55	October 20, 2010	November 5, 2010	November 12, 2010
Second Quarter	$0.55	July 21, 2010	August 6, 2010	August 13, 2010
First Quarter	$0.525	April 23, 2010	May 7, 2010	May 14, 2010
2009
Fourth Quarter	$0.525	January 26, 2010	February 5, 2010	February 12, 2010

10.    Unit-Based Compensation

Unit Options

In October 2007, two officers were granted options to purchase an aggregate of 175,000 units under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“the VNR LTIP”) with an exercise price equal to the initial public offering price of $19.00, which vested immediately upon being granted and had a fair value of $0.1 million on the date of grant. These options were to expire on October 29, 2012. The grant date fair value for these option awards was calculated in accordance with ASC Topic 718, “Compensation-Stock Compensation,” by calculating the Black-Scholes value of each option, using a volatility rate of 12.18%, an expected dividend yield of 8.95% and a discount rate of 5.12%, and multiplying the Black-Scholes value by the number of options awarded. In determining a volatility rate of 12.18%, we, due to a lack of historical data regarding our common units, used the historical volatility of the Citigroup MLP Index over the 365 day period prior to the date of grant. In September 2012, one of the officers exercised the option to purchase 50,000 of our common units at $19.00. The remaining options were settled in October 2012 and additional compensation expense of $1.3 million was recorded, representing the excess of the settlement payment over the fair value of the options at grant date. The additional compensation expense was recognized in the Selling, general and administrative expenses line item in the Consolidated Statement of Operations.

Executive Employment Agreements and Annual Bonus

In February 2010, we and VNRH entered into second amended and restated executive employment agreements (the “February Amended Agreements”) with two executives. The February Amended Agreements were effective January 1, 2010 and continued until January 1, 2013. These agreements are subject to subsequent one year renewals in the event that neither we, VNRH nor the executives have given notice to the other parties that the February Amended Agreements should not be extended. In September 2012, the executives gave notice to the compensation committee of the board of directors that the February Amended Agreements should not be extended. New employment contracts are currently being negotiated and are expected to be executed in March 2013.

In June 2010, we and VNRH entered into a second amended and restated executive employment agreement (the “June Amended Agreement” and together with the February Amended Agreements, the “Amended Agreements”) with one executive. The June Amended Agreement was effective May 15, 2010 and will continue until May 15, 2013, with subsequent one year renewals in the event that neither we, VNRH nor the executive have given notice to the other parties that the June Amended Agreement should not be extended. The Amended Agreements provided for an annual base salary and included an annual bonus structure for the executives. The annual bonus was calculated based upon two company performance elements, absolute target distribution growth and relative unit performance to peer group, as well as a third discretionary element that was determined by our board of directors for the February Amended Agreements and by our Chief Executive Officer for the June Amended Agreement. Each of the three components was weighted equally in calculating the respective executive officer's annual bonus. The annual bonus did not require a minimum payout, although the maximum payout could not exceed two times the respective executive’s annual base salary. We issued a total of 16,632 of our common units as part of the executives' annual bonus during 2012. At December 31, 2012, an accrued liability of $0.4 million and compensation expense of $1.6 million was recognized in the Selling, general and administrative expenses line item in the Consolidated Statement of Operations for the year ended December 31, 2012.

Restricted and Phantom Units

The February Amended Agreements also provided for each executive to receive 15,000 restricted units granted pursuant to the VNR LTIP and the June Amended Agreement provides for the executive to receive an annual grant of 12,500 restricted units granted pursuant to the VNR LTIP. During the year ended December 31, 2011, executives were granted restricted common units amounting to 87,500 units, in accordance with the Amended Agreements and other board resolutions. There were no restricted units granted to executives during the year ended December 31, 2012. The restricted units granted in 2011 are subject to a vesting period of three years. One-third of the aggregate number of the restricted units will vest on each one-year anniversary of the date of grant so long as the executive remains continuously employed with us. In the event the executives are terminated without “Cause,” or the executive resigns for “Good Reason” (as such terms are defined in the Amended Agreements), or the executive is terminated due to his death or “Disability” (as each such term is defined in the Amended Agreement), all unvested outstanding restricted units shall receive accelerated vesting. Where the executive is terminated for “Cause,” all restricted units, whether vested or unvested, will be forfeited. Upon the occurrence of a “Change of Control” (as defined in the VNR LTIP), all unvested outstanding restricted units shall vest.

In addition, the February Amended Agreements provide for each executive to receive an annual grant of 15,000 phantom units granted pursuant to the VNR LTIP and the June Amended Agreement provides for the executive to receive an annual grant of 12,500 phantom units granted pursuant to the VNR LTIP. During the year ended December 31, 2012, two of our executives were granted 15,000 phantom units each under the February Amended Agreements, and one executive was granted 12,500 phantom units under the June Amended Agreement. The phantom units are also subject to a three-year vesting period, although the vesting is not pro-rata, but a one-time event which shall occur on the three-year anniversary of the date of grant so long as the executive remains continuously employed with us during such time. Additionally, on August 1, 2012, three of our executives were granted a total of 390,000 phantom units. These phantom unit grants were made under the VNR LTIP and are subject to vesting in five equal annual installments, with the first vesting date being May 18, 2013, and each subsequent vesting date occurring on each annual anniversary of the first vesting date. The phantom units are accompanied by dividend equivalent rights, which entitle the executives to receive the value of any distributions made by us on our units generally with respect to the number of phantom shares that the executive received pursuant to this grant. In the event the executive is terminated for “Cause” (as such term is defined in the Amended Agreements), all phantom units, whether vested or unvested, will be forfeited. The phantom units, once vested, shall be settled upon the earlier to occur of (a) the occurrence of a “Change of Control” (as defined in the VNR LTIP), or (b) the executive’s separation from service. The amount to be paid in connection with these phantom units, can be paid in cash or in units at the election of the officers and will be equal to the appreciation in value of the units from the date of the grant until the determination date (December 31, 2013). As of December 31, 2012, an accrued liability of $1.9 million has been recorded and non-cash unit-based compensation expense of $1.2 million, $0.5 million and $0.2 million has been recognized in the Selling, general and administrative expense line item in the Consolidated Statement of Operations for years ended December 31, 2012, 2011 and 2010, respectively.

In 2012, VNR employees were granted a total of 49,941 common units under the LTIP which will vest equally over a four-year period. Also, in 2012, four board members were granted a total of 14,112 common units which will vest one year from the date of grant. All of these grants have distribution equivalent rights that provide the grantee with a payment equal to the distribution on unvested units. Additionally, during the year ended December 31, 2012, VNR employees received a total of 26,462 common units as additional compensation.

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

As of December 31, 2012, a summary of the status of the non-vested units under the VNR LTIP is presented below:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2011	366,670	$27.92
Granted	64,053	$27.95
Forfeited	(20,395)	$28.24
Vested	(120,515)	$27.76
Non-vested units at December 31, 2012	289,813	$27.92

At December 31, 2012, there was approximately $5.6 million of unrecognized compensation cost related to non-vested restricted units.  The cost is expected to be recognized over an average period of approximately 2.3 years. Our Consolidated Statements of Operations reflects non-cash compensation of $5.4 million, $3.0 million and $1.0 million in the Selling, general and administrative expenses line item for the years ended December 31, 2012, 2011 and 2010, respectively.

ENP Long-Term Incentive Plan

As a result of the ENP Merger, on December 1, 2011, all obligations under ENP 's Long-Term Incentive Plan ("ENP LTIP") were assumed by VNR and all of the 143,266 non-vested units under the ENP LTIP were substituted with 107,449 Vanguard common units based on an exchange ratio of 0.75 Vanguard common unit for each ENP non-vested unit. During the eleven months ended November 30, 2011, $0.8 million of non-cash unit-based compensation expense were recorded related to units granted under the ENP LTIP.

11.    Shelf Registration Statements

During the third quarter 2009, we filed a registration statement with the SEC which registered offerings of up to $300.0 million (the “2009 Shelf Registration Statement”) of any combination of debt securities, common units and guarantees of debt securities by our subsidiaries. The 2009 Shelf Registration Statement expired in August 2012. In July 2010, we filed a registration statement with the SEC which registered offerings of up to $800.0 million (the “2010 Shelf Registration Statement”) of any combination of debt securities, common units and guarantees of debt securities by our subsidiaries. In January 2012, we filed a registration statement (the “2012 Shelf Registration Statement”) with the SEC, which registered offerings of approximately 3.1 million common units held by certain selling unitholders. By means of the same registration statement, we also registered an indeterminate amount of common units, debt securities and guarantees of debt securities, which may be offered by us. In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the 2012 Shelf Registration Statement and 2010 Shelf Registration Statement.

Net proceeds, terms and pricing of each offering of securities issued under the 2010 and 2012 Shelf Registration Statements are determined at the time of such offerings. The 2010 and 2012 Shelf Registration Statements do not provide assurance that we will or could sell any such securities. Our ability to utilize the 2010 and 2012 Shelf Registration Statements for the purpose of issuing, from time to time, any combination of debt securities or common units will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.
In August 2010, we entered into an Equity Distribution Program Distribution Agreement (the “2010 Distribution Agreement”) relating to our common units representing limited liability company interests having an aggregate offering price of up to $60.0 million. Sales made pursuant to the 2010 Distribution Agreement were made through a prospectus supplement to our 2009 Shelf Registration Statement. Total net proceeds received under the 2010 Distribution Agreement through the expiration of the 2009 Shelf Registration Statement in August 2012 were approximately $6.3 million, after commissions, from the sales of 240,111 common units.

On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the existing agreement with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units under the 2011 Distribution Agreement, approximately $4.0 million of our common units were issued and sold under a prospectus supplement to our 2009 Shelf Registration Statement, which expired in August 2012. The remaining $196.0 million of the common units may be offered pursuant to a new prospectus supplement to the 2012 Shelf Registration Statement. Total net proceeds received under the 2011 Distribution Agreement through December 31, 2012, were approximately $5.5 million, after commissions, from the sales of 197,538 common units.

As a result of all our previous offerings, we have approximately $678.8 million remaining available as of December 31, 2012 under our 2010 Shelf Registration Statements.

Equity Offerings
In January 2012, we completed a public offering of 7,137,255 of our common units at a price of $27.71 per unit. The 7,137,255 common units offering included 4,000,000 million of our common units (“primary units”) and 3,137,255 common units (“secondary units”) offered by Denbury Onshore, LLC (“selling unitholder”). Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. The secondary units were obtained by the selling unitholder as partial consideration for the ENP Purchase. We also sold an additional 1,070,588 of our common units that were offered to the underwriters to cover over-allotments pursuant to this offering. We received proceeds of approximately $134.6 million from the offering of primary units and the sale of additional units offered to the underwriters, after deducting underwriting discounts of $5.5 million and offering costs of $0.4 million. We did not receive any proceeds from the sale of the secondary units. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility and our Second Lien Term Loan.

In September 2012, we completed a public offering of 6,900,000 of our common units at a price of $27.51 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $182.3 million from this offering, after deducting underwriting discounts of $7.4 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

In February 2013, we completed a public offering of 9,200,000 of our common units. See Note 12. Subsequent Events for further discussion.

Senior Notes Offerings

On April 4, 2012, we and our 100% owned finance subsidiary, VNRF, completed a public offering of $350.0 million aggregate principal amount of 7.875% senior unsecured notes due 2020 (the “Senior Notes”), at a public offering price of 99.274%, resulting in aggregate net proceeds of $338.7 million, after deducting underwriting discounts and financing fees. The Senior Notes offering was made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. The discount and financing fees will be amortized over the life of the Senior Notes. We used a portion of the net proceeds from this offering to repay all remaining indebtedness outstanding under our Second Lien Term Loan and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility.

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

12.    Subsequent Events

Distributions

On January 23, 2013, our board of directors declared a cash distribution attributable to the month of December 2012 of $0.2025 per unit that was paid on February 14, 2013 to unitholders of record as of the close of business on February 4, 2013. Also, on February 22, 2013, our board of directors declared a cash distribution attributable to the month of January 2013 of $0.2025 per unit payable on March 14, 2013 to unitholders of record as of the close of business on March 1, 2013.

Equity Offering

On February 5, 2013, we completed a public offering of 9,200,000 of our common units at a price of $27.85 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $246.1 million from this offering, after deducting underwriting discounts of $10.0 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

Acquisition

On February 26, 2013, we entered into a purchase and sale agreement to acquire natural gas, oil and NGLs properties in the Permian Basin in southeast New Mexico and West Texas for a purchase price of $275.0 million from Range Resources Corporation. The effective date of the acquisition is January 1, 2013 and we anticipate closing this acquisition on or before April 1, 2013. We intend to fund this acquisition with borrowings under our existing Reserve-Based Credit Facility.

Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per unit amounts)
2012
Oil, natural gas and NGLs sales	$82,717	$66,441	$78,871	$82,327	$310,356
Realized gain (loss) on commodity derivative contracts	(3,239)	2,165	318	1,712	956
Unrealized gain (loss) on commodity derivative contracts	(22,734)	83,309	(51,332)	26,647	35,890
Total revenues	$56,744	$151,915	$27,857	$110,686	$347,202
Total costs and expenses (1)	$52,188	$49,614	$63,311	$65,630	$230,743
Impairment of oil and natural gas properties	$—	$—	$18,029	$229,693	$247,722
Net gain (loss) on acquisition of oil and natural gas properties	$(330)	$14,126	$—	$(2,685)	$11,111
Net income (loss)	$(2,024)	$103,447	$(68,727)	$(201,511)	$(168,815)

Net income (loss) per unit:
Common & Class B units – basic	$(0.04)	$1.99	$(1.29)	$(3.41)	$(3.11)
Common & Class B units – diluted	$(0.04)	$1.98	$(1.29)	$(3.41)	$(3.11)

2011
Oil, natural gas and NGLs sales	$72,039	$80,371	$74,429	$86,003	$312,842
Loss on commodity cash flow hedges	(1,071)	(601)	(635)	(764)	(3,071)
Realized gain on commodity derivative contracts	1,379	1,193	1,902	5,802	10,276
Unrealized gain (loss) on commodity derivative contracts	(72,560)	31,546	109,639	(69,095)	(470)
Total revenues	$(213)	$112,509	$185,335	$21,946	$319,577
Total costs and expenses (1)	$43,257	$51,421	$49,835	$52,688	$197,201
Net gain (loss) on acquisition of oil and natural gas properties	$—	$(870)	$487	$16	$(367)
Net income (loss)	$(50,050)	$51,970	$125,945	$(39,735)	$88,130
Net income (loss) attributable to non-controlling interest	$(19,638)	$20,171	$50,061	$(24,527)	$26,067
Net income (loss) attributable to Vanguard unitholders	$(30,412)	$31,799	$75,884	$(15,208)	$62,063

Net income (loss) per unit:
Common & Class B units – basic	$(1.01)	$1.05	$2.51	$(0.42)	$1.95
Common & Class B units – diluted	$(1.01)	$1.05	$2.50	$(0.42)	$1.95

(1)	Includes lease operating expenses, production and other taxes, depreciation, depletion, amortization and accretion, and selling, general and administration expenses.

Supplemental Oil and Natural Gas Information (Unaudited)

We are a publicly-traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States.

Capitalized costs related to oil, natural gas and NGLs producing activities and related accumulated depletion, amortization and accretion were as follows at December 31:

	2012	2011
	(in thousands)
Aggregate capitalized costs relating to oil, natural gas and NGLs producing activities	$2,126,268	$1,549,821
Aggregate accumulated depletion, amortization and impairment	(550,032)	(331,836)
Net capitalized costs	$1,576,236	$1,217,985
ASC Topic 410-20 asset retirement obligations (included above)	$63,114	$35,920

Costs incurred in oil, natural gas and NGLs producing activities, whether capitalized or expensed, were as follows for the years ended December 31:

	2012	2011	2010
	(in thousands)
Property acquisition costs	$705,198	$208,850	$896,676
Development costs	50,405	34,096	15,662
Total cost incurred	$755,603	$242,946	$912,338

No internal costs or interest expense were capitalized in 2012, 2011 or 2010.

Net quantities of proved developed and undeveloped reserves of oil, natural gas and NGLs and changes in these reserves during the years ended December 31, 2012, 2011 and 2010 are presented below. Information in these tables is based on reserve reports prepared by our independent petroleum engineers, DeGolyer and MacNaughton and Netherland, Sewell & Associates, Inc. in 2012 and DeGolyer and MacNaughton in 2011 and 2010. Additionally, information in these tables includes the non-controlling interest in the ENP reserves of approximately 53.3% at December 31, 2010.

	Gas (in MMcf)	Oil (in MBbls)	NGL (in MBbls)
Net proved reserves
January 1, 2010	83,149	6,413	3,550
Revisions of previous estimates	(7)	333	957
Extensions, discoveries and other	76	17	—
Purchases of reserves in place	75,715	32,040	1,211
Production	(4,990)	(682)	(210)
December 31, 2010	153,943	38,121	5,508
Revisions of previous estimates	(9,154)	4,823	(72)
Extensions, discoveries and other	325	92	—
Purchases of reserves in place	28,202	4,578	2,380
Sales of reserves in place	(73)	(85)	—
Production	(10,413)	(2,726)	(431)
December 31, 2011	162,830	44,803	7,385
Revisions of previous estimates	(9,513)	(2,540)	53
Extensions, discoveries and other	253	468	7
Purchases of reserves in place	446,141	2,713	12,159
Sales of reserves in place	(33,546)	(468)	—
Production	(19,652)	(2,758)	(664)
December 31, 2012	546,513	42,218	18,940

Proved developed reserves
December 31, 2010	119,313	31,854	3,934
December 31, 2011	131,477	40,090	6,173
December 31, 2012	400,014	37,545	8,391

Proved undeveloped reserves
December 31, 2010	34,630	6,267	1,574
December 31, 2011	31,353	4,713	1,212
December 31, 2012	146,499	4,673	10,549

Revisions of previous estimates of reserves are a result of changes in oil and natural gas prices, production costs, well performance and the reservoir engineer’s methodology. Our reserves increased by 45.9 MMBOE during the year ended December 31, 2010 due primarily to the ENP and Parker Creek Acquisitions completed during 2010. Our reserves increased by 10.0 MMBOE during the year ended December 31, 2011 due primarily to the acquisitions completed during 2011. Our reserves increased by 72.9 MMBOE during the year ended December 31, 2012 due primarily to the Arkoma Basin Acquisition and Rockies Acquisition completed during 2012, offset by the divestiture of our Appalachian properties in the Unit Exchange.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2012, except for the acquisition discussed in Note 12. Subsequent Events.

Our proved undeveloped reserves at December 31, 2012, as estimated by our independent reserve engineers, were 39.6 MMBOE, consisting of 4.6 MMBbls of oil, 146.5 Bcf of natural gas and 10.5 MMBbls of NGLs. Our proved undeveloped reserves increased by 28.5 MMBOE during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in proved undeveloped reserves resulted from the addition of 31.0 MMBOE from the acquisitions of natural gas and oil properties completed during 2012 which were offset by 2.2 MMBOE divested in the Unit Exchange. Additionally, during 2012, we developed approximately 0.3 MMBOE of our total proved undeveloped reserves booked as of December 31, 2011 through the drilling of three wells. At December 31, 2012, none of our proved undeveloped properties are scheduled to be drilled on a date more than five years from the date the reserves were initially booked as proved undeveloped. Additionally, none of our proved undeveloped reserves at December 31, 2012 have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves.

Results of operations from producing activities were as follows for the years ended December 31:

	2012	2011 (1)	2010
	(in thousands)
Production revenues (2)	$311,312	$320,047	$107,299
Production costs (3)	(103,735)	(92,565)	(24,858)
Depreciation, depletion, amortization and accretion	(102,518)	(84,205)	(22,019)
Impairment of oil and natural gas properties	(247,722)	—	—
Results of operations from producing activities	$(142,663)	$143,277	$60,422

(1)
Results of operations from producing activities from the properties acquired in connection with the ENP Purchase during 2011 through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest in ENP.

(2)	Production revenues include losses on commodity cash flow hedges and realized gains on commodity derivative contracts in 2012, 2011 and 2010.

(3)	Production cost includes lease operating expenses and production related taxes, including ad valorem and severance taxes.

The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at December 31 is as follows:

	2012	2011	2010 (1)
	(in thousands)
Future cash inflows	$5,935,790	$5,102,442	$3,670,000
Future production costs	(2,110,841)	(1,701,143)	(1,266,940)
Future development costs	(386,319)	(143,156)	(156,714)
Future net cash flows	3,438,630	3,258,143	2,246,346
10% annual discount for estimated timing of cash flows	(1,862,083)	(1,781,910)	(1,127,898)
Standardized measure of discounted future net cash flows	$1,576,547	$1,476,233	$1,118,448

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

For the December 31, 2012, 2011, and 2010 calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using the average natural gas and oil price based upon the 12-month average price of $94.67, $96.24, and $79.40 per barrel of crude oil, respectively, and $2.76, $4.12, and $4.38 per MMBtu for natural gas, respectively, adjusted for quality, transportation fees and a regional price differential. We may receive amounts different than the standardized measure of discounted cash flow for a number of reasons, including price changes and the effects of our hedging activities.

The following are the principal sources of change in our standardized measure of discounted future net cash flows:

	Year Ended December 31, (1)
	2012	2011 (2)	2010
	(in thousands)
Sales and transfers, net of production costs	$(206,621)	$(220,277)	$(60,046)
Net changes in prices and production costs	(212,610)	325,906	91,799
Extensions discoveries and improved recovery, less related costs	41,556	3,665	891
Changes in estimated future development costs	(16,707)	(8,283)	(9,476)
Previously estimated development costs incurred during the period	50,405	34,096	15,662
Revision of previous quantity estimates	(73,424)	70,777	16,728
Accretion of discount	147,623	111,845	17,867
Purchases of reserves in place (3)	465,217	214,225	856,299
Sales of reserves in place	(40,918)	(2,707)	—
Change in production rates, timing and other	(54,207)	(171,462)	10,051
Net change	$100,314	$357,785	$939,775

(1)	This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, is set forth in Item 9A(b) below.

BDO USA, LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report in Item 9A(d) below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Attestation Report

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited Vanguard Natural Resources, LLC's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vanguard Natural Resources, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vanguard Natural Resources, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss) , members’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 1, 2013

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 11.     EXECUTIVE COMPENSATION

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

Financial statements

The following consolidated financial statements are included in “Part II— Item 8, Financial Statements and Supplementary Data” of this Annual Report:

(b)     Exhibits

The following exhibits are incorporated by reference into the filing indicated or are filed herewith.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
1.1	Amended and Restated Equity Distribution Agreement, dated September 9, 2011, by and among Vanguard Natural Resources, LLC and Knight Capital Americas, L.P.	Form 8-K, filed September 12, 2011 (File No. 001-33756)
1.2	Amendment No. 1 to Amended and Restated Equity Distribution Agreement, dated December 2, 2011, by and among Vanguard Natural Resources, LLC and Knight Capital Americas, L.P.	Previously filed with our Quarterly report on Form 10-Q on May 4, 2012 (File No. 001-33756)
1.3	Amendment No. 2 to Amended and Restated Equity Distribution Agreement, dated March 5, 2012, by and among Vanguard Natural Resources, LLC and Knight Capital Americas, L.P.	Previously filed with our Quarterly report on Form 10-Q on May 4, 2012 (File No. 001-33756)
1.4	Amendment No. 3 to Amended and Restated Equity Distribution Agreement, dated May 4, 2012, by and among Vanguard Natural Resources, LLC and Knight Capital Americas, L.P.	Previously filed with our Quarterly report on Form 10-Q on August 3, 2012 (File No. 001-33756)
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Second Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed November 2, 2007 (File No. 001-33756)
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
Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.3	Form of 7.875% Senior Notes due 2020	Form 8-K, filed April 4, 2012 (File No. 001-33756)
10.1+	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.2+	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.3+	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.4+	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.6
Amended and Restated Indemnity Agreement by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, dated September 11, 2007
Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.7	Registration Rights Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.8	Purchase Agreement, dated April 18, 2007, between Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
10.9+	Employment Agreement, dated May 15, 2007, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form S-1/A, filed July 5, 2007 (File No. 333-142363)

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.10+	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.11	Purchase and Sale Agreement, dated December 21, 2007, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 13, 2008 (File No. 001-33756)
10.12	Amended Purchase and Sale Agreement, dated January 31, 2008, among Vanguard Permian, LLC and Apache Corporation	Form 8-K/A, filed February 4, 2008 (File No. 001-33756)
10.13	Purchase and Sale Agreement, dated July 18, 2008, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2008 (File No. 001-33756)
10.14+	Form of Indemnity Agreement dated August 7, 2008	Previously filed with our Quarterly report on Form 10-Q on August 13, 2008 (File No. 001-33756)
10.15	Purchase and Sale Agreement, dated July 17, 2009, among Vanguard Permian, LLC and Segundo Navarro Drilling, Ltd.	Form 8-K, filed July 21, 2009 (File No. 001-33756)
10.16
Purchase and Sale Agreement, Lease Amendment and Lease Royalty Conveyance Agreement and Conveyance Agreement, dated November 27, 2009, among Vanguard Permian, LLC and Fortson Production Company and Benco Energy, Inc.
Form 8-K, filed December 4, 2009 (File No. 001-33756)
10.17+	Second Amended and Restated Employment Agreement, effective January 1, 2010, by and between Scott W. Smith, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form 8-K, filed February 8, 2010 (File No. 001-33756)
10.18+	Second Amended and Restated Employment Agreement, effective January 1, 2010, by and between Richard A. Robert, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Form 8-K, filed February 8, 2010 (File No. 001-33756)
10.19+	Restricted Unit Award Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC. and Scott W. Smith	Form 8-K, filed February 8, 2010 (File No. 001-33756)
10.20+	Restricted Unit Award Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC. and Richard A. Robert	Form 8-K, filed February 8, 2010 (File No. 001-33756)
10.21+	Phantom Unit Award Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC. and Scott W. Smith	Form 8-K, filed February 8, 2010 (File No. 001-33756)
10.22+	Phantom Unit Award Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC. and Richard A. Robert	Form 8-K, filed February 8, 2010 (File No. 001-33756)
10.23	Asset Purchase Agreement, dated April 30, 2010, by and between Alpine Gas Investors, LP and Vanguard Permian, LLC	Form 8-K, filed May 5, 2010 (File No. 001-33756)
10.24
Second Amendment to Second Amended and Restated Credit Agreement, dated June 1, 2010, among Vanguard Natural Gas, LLC, Citibank, N.A. , Existing Lenders (as defined therein), and Credit Agricole Corporate and Investment Bank
Form 8-K, filed June 4, 2010 (File No. 001-33756)
10.25+	Employment Agreement, dated June 18, 2010, by and between Britt Pence, VNR Holdings, LLC and Vanguard Natural Resources, LLC	Previously filed with our Quarterly report on Form 10-Q on August 4, 2010 (File No. 001-33756)
10.26+	Restricted Unit Award Agreement, by and between Vanguard Natural Resources, LLC and Britt Pence	Previously filed with our Quarterly report on Form 10-Q on August 4, 2010 (File No. 001-33756)
10.27+	Phantom Unit Award Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Britt Pence	Previously filed with our Quarterly report on Form 10-Q on August 4, 2010 (File No. 001-33756)

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.28
Purchase and Sale Agreement, dated November 16, 2010 among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Denbury Resources Inc., Encore Partners GP Holdings LLC, Encore Partners LP Holdings LLC and Encore Operating, L.P.
Form 8-K, filed November 17, 2010 (File No. 001-33756)
10.29	Term Loan, dated November 16, 2010 by and between Vanguard Natural Gas, LLC and BNP Paribas, as administrative agent, and the lenders party thereto	Form 8-K, filed November 17, 2010 (File No. 001-33756)
10.30	Third Amendment to Second Amended and Restated Credit Agreement, dated November 16, 2010 by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto	Form 8-K, filed November 17, 2010 (File No. 001-33756)
10.31	Registration Rights Agreement, dated December 31, 2010, by and between Vanguard Natural Resources, LLC and Encore Operating, L.P.	Form 8-K, filed January 3, 2011 (File No. 001-33756)
10.32
Second Amended and Restated Administrative Services Agreement, dated December 31, 2010, by and among Vanguard Natural Gas, LLC, Denbury Resources Inc., Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Operating, L.P. and Encore Energy Partners Operating LLC
Form 8-K, filed January 3, 2011 (File No. 001-33756)
10.33	First Amendment, dated December 31, 2010, to Term Loan Agreement among Vanguard Natural Gas, LLC, BNP Paribas, as Administrative Agent, and the Lenders party thereto	Form 8-K, filed January 3, 2011 (File No. 001-33756)
10.34
Fourth Amendment, dated December 31, 2010, to Second Amended and Restated Credit Agreement among Vanguard Natural Gas, LLC, the Guarantors named therein, Citibank, N.A., as Administrative Agent and L/C Issuer, and the Lenders party thereto
Form 8-K, filed January 3, 2011 (File No. 001-33756)
10.35
Purchase and Sale Agreement, dated June 22, 2011, by and among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EnerVest Institutional Fund X-A, L.P. and EnerVest Institutional Fund X-WI, L.P.
Form 8-K, filed June 23, 2011 (File No. 001-33756)
10.36	Purchase and Sale Agreement, dated June 22, 2011, by and among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EV Properties, L.P.	Form 8-K, filed June 23, 2011 (File No. 001-33756)
10.37
Agreement and Plan of Merger, dated July 10, 2011, by and among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners L.P. and Encore Energy Partners GP LLC
Form 8-K, filed July 11, 2011 (File No. 001-33756)
10.38
Voting Agreement dated as of July 10, 2011, by and among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners GP LLC and Encore Energy Partners LP.
Form 8-K, filed July 11, 2011 (File No. 001-33756)
10.39	Third Amended and Restated Credit Agreement dated September 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto	Form 8-K, filed October 5, 2011 (File No. 001-33756)
10.40
Confidentiality Agreement, dated April 27, 2011, by and among Vanguard Natural Resources, LLC, the Conflicts Committee of the Board of Directors of Encore Energy Partners GP LLC and Encore Energy Partners GP LLC.
Form S-4/A, filed September 6, 2011 (File No. 333-175944)

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.41	Standstill Agreement, dated April 29, 2011, by and between Vanguard Natural Resources, LLC and the Conflicts Committee of the Board of Directors of Encore Energy Partners GP LLC.	Form S-4/A, filed September 6, 2011 (File No. 333-175944)
10.42
First Amendment, dated November 30, 2011, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.
Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.43	Term Loan Agreement, dated November 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.	Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.44	Unit Exchange Agreement, dated February 21, 2012, among Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, and Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust	Form 8-K, filed February 29, 2012 (File No. 001-33756)
10.45	Purchase and Sale Agreement, dated June 1, 2012 between Vanguard Permian, LLC and Antero Resources Corporation	Form 8-K, filed June 4, 2012 (File No. 001-33756)
10.46	Second Amendment, dated June 29, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Form 8-K, filed July 10, 2012 (File No. 001-33756)
10.47	First Amendment to the Vanguard Natural Resources, LLC Long-Term Incentive Plan	Previously filed with our Quarterly report on Form 10-Q on November 2, 2012 (File No. 001-33756)
10.48	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Scott W. Smith	Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.49	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Richard Robert	Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.50	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Britt Pence	Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.51	Purchase and Sale Agreement, dated November 1, 2012 between Encore Energy Partners Operating, LLC and Bill Barrett Corporation.	Form 8-K, filed November 5, 2012 (File No. 001-33756)
10.52	Purchase and Sale Agreement, dated November 9, 2012 between Encore Energy Partners Operating, LLC and Halliburton Energy Services, Inc.	Form 8-K, filed November 15, 2012 (File No. 001-33756)
10.53
Third Amendment, dated December 31, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto
Filed herewith
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Filed herewith
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of DeGolyer and MacNaughton, Independent Petroleum Engineers and Geologists	Filed herewith
23.3	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists	Filed herewith
24.1	Power of Attorney (included on signature page hereto)	Filed herewith

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Report of DeGolyer and MacNaughton, Independent Petroleum Engineers and Geologists	Filed herewith
99.2	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2013.

VANGUARD NATURAL RESOURCES, LLC
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

March 1, 2013	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 1, 2013	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 1, 2013	/s/ W. Richard Anderson
W. Richard Anderson
Director

March 1, 2013	/s/ Bruce W. McCullough
Bruce W. McCullough
Director

March 1, 2013	/s/ John R. McGoldrick
John R. McGoldrick
Director

March 1, 2013	/s/ Loren Singletary
Loren Singletary
Director