Form 10-Q
period 2013-06-30
Vanguard Natural Resources, LLC
filed 2013-08-01
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
☐  Yes ☒  No

Common units outstanding on July 31, 2013: 77,497,503.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "Q1 Quarterly Report") and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil, natural gas and NGLs sales	$116,737	$66,441	$213,419	$149,158
Realized gain (loss) on commodity derivative contracts	(2,588)	2,165	3,184	(1,074)
Unrealized gain on commodity derivative contracts	61,183	83,309	26,136	60,575
Total revenues	175,332	151,915	242,739	208,659

Costs and expenses:
Production:
Lease operating expenses	26,509	16,681	50,682	35,240
Production and other taxes	9,964	7,251	19,307	14,111
Depreciation, depletion, amortization, and accretion	42,911	20,855	81,604	42,652
Selling, general and administrative expenses	6,900	4,827	13,449	9,799
Total costs and expenses	86,284	49,614	165,042	101,802

Income from operations	89,048	102,301	77,697	106,857

Other income (expense):
Interest expense	(15,963)	(9,830)	(31,401)	(15,159)
Realized loss on interest rate derivative contracts	(962)	(566)	(1,909)	(1,142)
Unrealized gain (loss) on interest rate derivative contracts	3,374	(2,623)	4,036	(3,044)
Gain on acquisition of oil and natural gas properties, net	5,827	14,126	5,827	13,796
Other	(23)	39	28	115
Total other income (expense)	(7,747)	1,146	(23,419)	(5,434)
Net income	$81,301	$103,447	$54,278	$101,423
Distributions to Preferred unitholders	(152)	—	(152)	—
Net income available to Common and Class B unitholders	$81,149	$103,447	$54,126	$101,423

Net income per Common and Class B units – basic	$1.14	$1.99	$0.80	$1.94
Net income per Common and Class B units – diluted	$1.14	$1.98	$0.80	$1.94

Weighted average common units outstanding:
Common units – basic	70,798	51,611	67,601	51,839
Common units – diluted	70,798	51,781	67,601	51,892
Class B units – basic & diluted	420	420	420	420

 See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,611	$11,563
Trade accounts receivable, net	72,270	51,880
Derivative assets	41,674	46,690
Other current assets	3,957	3,858
Total current assets	142,512	113,991

Oil and natural gas properties, at cost	2,476,504	2,126,268
Accumulated depletion, amortization and impairment	(629,643)	(550,032)
Oil and natural gas properties evaluated, net – full cost method	1,846,861	1,576,236

Other assets
Goodwill	420,955	420,955
Derivative assets	65,303	53,240
Other assets	34,117	35,712
Total assets	$2,509,748	$2,200,134

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$5,682	$8,417
Affiliates	266	32
Accrued liabilities:
Lease operating	14,069	7,884
Development capital	12,496	4,754
Interest	11,627	11,573
Production and other taxes	18,100	12,852
Derivative liabilities	5,378	5,366
Oil and natural gas revenue payable	12,031	8,226
Distribution payable	16,072	11,919
Other	12,022	8,479
Total current liabilities	107,743	79,502

Long-term debt	997,752	1,247,631
Derivative liabilities	4,394	11,996
Asset retirement obligations, net of current portion	70,452	60,096
Other long-term liabilities	1,345	3,445
Total liabilities	1,181,686	1,402,670

Commitments and contingencies (Note 8)
Members’ equity
Preferred units, 2,520,000 units issued and outstanding at June 30, 2013	60,880	—
Common units, 77,090,911 units issued and outstanding at June 30, 2013 and 58,706,282 at December 31, 2012	1,264,656	794,426
Class B units, 420,000 issued and outstanding at June 30, 2013 and December 31, 2012	2,526	3,038
Total members’ equity	1,328,062	797,464
Total liabilities and members’ equity	$2,509,748	$2,200,134

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND THE YEAR ENDED DECEMBER 31, 2012
(in thousands)
(Unaudited)

	Preferred Units	Preferred Units Amount	Common Units	Common Units Amount	Class B Units	Class B Units Amount	Total Members’ Equity
Balance at December 31, 2011	—	$—	48,320	$839,714	420	$4,207	$843,921
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(151,021)	—	(1,169)	(152,190)
Issuance of Common units, net of offering costs of $1,109	—	—	12,149	321,900	—	—	321,900
Common units received in exchange for Appalachian Basin properties	—	—	(1,900)	(52,480)	—	—	(52,480)
Unit-based compensation	—	—	87	4,178	—	—	4,178
Options exercised	—	—	50	950	—	—	950
Net loss	—	—	—	(168,815)	—	—	(168,815)
Balance at December 31, 2012	—	$—	58,706	$794,426	420	$3,038	$797,464
Issuance of Common units for the acquisition of oil and natural gas properties	—	—	1,075	29,992	—	—	29,992
Issuance of Preferred units, net of offering costs of $135	2,520	60,880	—	—	—	—	60,880
Issuance of Common units, net of offering costs of $636	—	—	17,304	468,100	—	—	468,100
Distributions to Preferred unitholders (see Note 9)	—	—	—	(152)	—	—	(152)
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(83,778)	—	(512)	(84,290)
Unit-based compensation	—	—	6	1,790	—	—	1,790
Net income	—	—	—	54,278	—	—	54,278
Balance at June 30, 2013	2,520	$60,880	77,091	$1,264,656	420	$2,526	$1,328,062

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
Operating activities	2013	2012
Net income	$54,278	$101,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	81,604	42,652
Amortization of deferred financing costs	1,909	1,405
Amortization of debt discount	121	55
Deferred taxes	(504)	(124)
Compensation related items	3,503	1,818
Amortization of premiums paid on derivative contracts	109	6,959
Amortization of value on derivative contracts acquired	15,428	—
Unrealized gains on commodity and interest rate derivative contracts, net	(30,172)	(57,531)
Gain on acquisition of oil and natural gas properties, net	(5,827)	(13,796)
Changes in operating assets and liabilities:
Trade accounts receivable	(24,177)	4,994
Payables to affiliates	234	(1,436)
Other current assets	(783)	399
Price risk management activities, net	(93)	(5,289)
Accounts payable and oil and natural gas revenue payable	1,070	4,345
Accrued expenses and other current liabilities	22,117	11,260
Other assets	138	424
Net cash provided by operating activities	118,955	97,558

Investing activities
Additions to property and equipment	(1,545)	(286)
Additions to oil and natural gas properties	(29,418)	(23,360)
Acquisitions of oil and natural gas properties and derivative contracts	(270,535)	(453,040)
Deposits and prepayments of oil and natural gas properties	(1,047)	(4,411)
Proceeds from the sale of leasehold interests	—	5,377
Net cash used in investing activities	(302,545)	(475,720)

Financing activities
Proceeds from long-term debt	388,500	855,959
Repayment of long-term debt	(638,500)	(545,500)
Proceeds from preferred unit offerings, net	60,880	—
Proceeds from common unit offerings, net	468,100	137,862
Distributions to Common and Class B unitholders	(80,289)	(62,631)
Financing fees	(2,053)	(10,379)
Net cash provided by financing activities	196,638	375,311

Net increase (decrease) in cash and cash equivalents	13,048	(2,851)
Cash and cash equivalents, beginning of period	11,563	2,851
Cash and cash equivalents, end of period	$24,611	$—

Supplemental cash flow information:
Cash paid for interest	$29,470	$7,123
Non-cash investing and financing activities:
Asset retirement obligations, net	$9,548	$9,398
Common units issued for the acquisition of oil and gas properties	$29,992	$—
Common units received in exchange for Appalachian Basin properties	$—	$52,478

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

We were formed in October 2006 and completed our initial public offering in 2007. Our common units are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol "VNR."

1.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and were prepared from our records. We derived the Consolidated Balance Sheet as of December 31, 2012, from the audited financial statements contained in our 2012 Annual Report.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2012 Annual Report, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year.

As of June 30, 2013, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2012 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

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

Capitalized costs are limited to a ceiling based on the present value of future net revenues, computed using the 12-month unweighted average of first-day-of-the-month historical price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write-downs are included in the Consolidated Statements of Operations as an impairment charge. No ceiling test impairment was required during the six months ended June 30, 2013 or 2012.

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

During the three months ended June 30, 2013, we completed certain acquisitions of oil and natural gas properties located in our various operating regions. The total consideration transferred for the purchase of these properties amounted to $296.3 million, in the aggregate, including cash consideration of $266.3 million and $30.0 million paid in common equity by issuing 1,075,000 VNR common units, at an agreed price of $27.65 per common unit, valued at the closing price of $27.90 at the closing date of the acquisition. During the three and six months ended June 30, 2013, our acquisitions resulted in a gain of $7.3 million and in goodwill of $1.5 million, which was immediately impaired and recorded as a loss, resulting in a net gain of $5.8 million for each period.

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

During 2012, we completed other smaller acquisitions of oil and natural gas properties located in various operating regions. We paid, in the aggregate, approximately $24.8 million in total consideration for these properties.

During the three months ended June 30, 2012, we recognized a gain on acquisition of oil and natural gas properties of $14.1 million. During the six months ended June 30, 2012, our acquisitions resulted in a gain of $14.1 million and in goodwill of $0.3 million , which was immediately impaired and recorded as a loss, resulting in a net gain of $13.8 million for the period. For a complete description of our 2012 acquisitions, please refer to footnote 2 of our consolidated financial statements contained in our 2012 Annual Report.

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three and six months ended June 30, 2013 and 2012 to show the effect on our consolidated results of operations as if our acquisitions completed in 2013 had occurred on January 1, 2012, and as if the Arkoma Basin Acquisition, the Rockies Acquisition and our other smaller acquisitions completed during 2012 had occurred on January 1, 2011.

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and natural gas properties acquired during 2013 and 2012, adjusted for (1) the assumption of asset retirement obligations and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions, and (4) interest expense on the Senior Notes (defined in Note 3. Long-Term Debt), including the amortization of discount on bonds payable. The impact of the issuance of 1,075,000 VNR common units as consideration for one of our 2013 acquisitions is also reflected in the pro forma results. As discussed in Note 3 of our consolidated financial statements, we used a portion of the net proceeds from the Senior Notes offering to repay all indebtedness outstanding under a second lien term loan and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility. The repayment therefore resulted in an increase in the amount available for borrowing under our Reserve-Based Credit Facility. The pro forma results assume that the increase in borrowing capacity provided us available funding for the Arkoma Basin Acquisition. The unaudited pro forma results also reflect the impact of the Unit Exchange, including the elimination of the results of operations from the properties we previously owned in the Appalachian Basin and the receipt of the 1.9 million common units received as consideration for the exchange, as if it had occurred on January 1, 2011. The net gain on acquisitions of oil and natural gas properties was excluded from the pro forma results for the three and six months ended June 30, 2013 and 2012. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma (in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$178,510	$199,250	$258,714	$342,210
Net income	$76,627	$73,286	$50,855	$95,933
Net income per unit:
Common & Class B units – basic and diluted	$1.06	$1.38	$0.74	$1.83

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the Unit Exchange in the pro forma results presented above are as follows:

	Pro forma (in thousands)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$—	$3,267
Excess of revenues over direct operating expenses	$(18)	$(400)

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for all of our acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Arkoma Basin Acquisition
Revenues	$16,368	$—	$28,281	$—
Excess of revenues over direct operating expenses	$13,851	$—	$23,292	$—
Rockies Acquisition
Revenues	$15,762	$—	$32,411	$—
Excess of revenues over direct operating expenses	$10,675	$—	$22,388	$—
All other acquisitions
Revenues	$13,242	$488	$16,385	$496
Excess of revenues over direct operating expenses	$8,891	$374	$10,698	$382

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$450,000	$700,000
Senior Notes	7.875% (2)	April 1, 2020	550,000	550,000
			$1,000,000	$1,250,000
Unamortized discount on Senior Notes			(2,248)	(2,369)
Total long-term debt			$997,752	$1,247,631

(1)	Variable interest rate was 1.95% and 2.22% at June 30, 2013 and December 31, 2012, respectively.

(2)	Effective interest rate was 8.0%.

Senior Secured Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and a borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). As of June 30, 2013, there were $450.0 million of outstanding borrowings and $848.3 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $1.7 million reduction in availability for letters of credit (discussed below).

On April 17, 2013, we entered into the Fourth Amendment to the Credit Agreement, which provided for, among others, (a) the extension of the maturity date to April 16, 2018, (b) the increase of our borrowing base from $1.2 billion to $1.3 billion and (c) increased hedging flexibility. However, under the amended Credit Agreement, we are only committed to and paying for a borrowing utilization of $1.2 billion, but we have the flexibility to request the additional $100.0 million of availability if needed in the future.

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At June 30, 2013, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At June 30, 2013, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility allows us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4. Price and Interest Rate Risk Management Activities for further discussion.

Letters of Credit

At June 30, 2013, we have unused irrevocable standby letters of credit of approximately $1.7 million, which expire on December 31, 2013. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At June 30, 2013, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, $276.6 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

4. Price and Interest Rate Risk Management Activities

We have entered into derivative contracts with counterparties that are lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts are based on certain market indexes and prices at our primary sales points. During the first half of 2013, our derivative transactions included the following:

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

•
Three-way collar contracts - which combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price drops below the price of the short put. This allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.

•	Swaption agreements - where we provide options to counterparties to extend swap contracts into subsequent years.

•
Call options sold - a structure that may be combined with an existing swap to raise the strike price, putting us in either a higher asset position, or a lower liability position. In general, selling a call option is used to enhance an existing position or a position that we intend to enter into simultaneously.

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

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the daily average settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell at that level. Range bonus accumulators are used to enhance an existing position or a position that we intend to enter into simultaneously.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our Reserve-Based Credit Facility, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

Any premiums paid on derivative contracts and the fair value of derivative contracts acquired in connection with our acquisitions are capitalized as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid or the contracts are assumed. Premium payments are reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows. When the consideration for an acquisition is cash, the fair value of any derivative contracts acquired in the acquisition is reflected in cash flows from investing activities. Over time, as the derivative contracts settle, the differences between the cash received and the premiums paid or amortization of fair value of contracts acquired are recognized as a realized gain or loss on commodity or interest rate derivate contracts, and the cash received or paid is reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows.

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

As of June 30, 2013, we had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
July 1, 2013 – December 31, 2013	24,048,800	$4.58	1,076,400	$90.47	92,000	$40.30
January 1, 2014 – December 31, 2014	39,750,225	$4.55	1,669,875	$90.07	182,500	$40.30
January 1, 2015 – December 31, 2015	38,507,500	$4.58	438,000	$90.38	—	$—
January 1, 2016 – December 31, 2016	34,953,000	$4.67	73,200	$92.25	—	$—
January 1, 2017 – December 31, 2017	7,602,000	$4.75	—	$—	—	$—

Swaptions and Call Options Sold

Calls were sold or options were provided to counterparties under swaption agreements to extend the swap into subsequent years as follows:

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
July 1, 2013 – December 31, 2013	—	$—	92,000	$99.50
January 1, 2014 – December 31, 2014	1,642,500	$5.69	492,750	$117.22
January 1, 2015 – December 31, 2015	—	$—	508,445	$105.98
January 1, 2016 – December 31, 2016	—	$—	622,200	$125.00

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential	Pricing Index
July 1, 2013 – December 31, 2013	460,000	$(0.32)	Rocky Mountains and NYMEX Henry Hub Basis Differential
January 1, 2014 – December 31, 2014	452,500	$(0.32)	Rocky Mountains and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
July 1, 2013 – December 31, 2013	294,400	$(0.84)	WTI Midland and WTI Cushing Basis Differential
	165,600	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
	42,000	$9.60	Light Louisiana Sweet Crude and WTI Basis Differential
January 1, 2014 – December 31, 2014	584,000	$(0.84)	WTI Midland and WTI Cushing Basis Differential
	328,500	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
	182,500	$(3.95)	Light Louisiana Sweet Crude and Brent Basis Differential
January 1, 2015 – December 31, 2015	365,000	$(0.90)	WTI Midland and WTI Cushing Basis Differential

Collars

	Oil
Contract Period	Bbls	Floor	Ceiling
July 1, 2013 – December 31, 2013	41,400	$88.89	$102.36
January 1, 2014 – December 31, 2014	12,000	$100.00	$116.20

Three-Way Collars

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
July 1, 2013 – December 31, 2013	598,000	$93.85	$101.67	$72.19
January 1, 2014 – December 31, 2014	1,313,850	$93.47	$101.26	$72.57
January 1, 2015 – December 31, 2015	924,055	$92.10	$101.55	$72.04
January 1, 2016 – December 31, 2016	549,000	$90.00	$95.00	$70.00

Put Options Sold

	Oil
Contract Period	Bbls	Put Sold ($/Bbl)
July 1, 2013 – December 31, 2013	404,800	$65.34
January 1, 2015 – December 31, 2015	438,000	$70.83
January 1, 2016 – December 31, 2016	73,200	$75.00

Put Spread Options

	Oil
Contract Period	Bbls	Floor	Put Sold
January 1, 2015 – December 31, 2015	255,500	$100.00	$75.00

Range Bonus Accumulators

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
July 1, 2013 – December 31, 2013	368,000	$3.88	$104.15	$72.63
January 1, 2014 – December 31, 2014	912,500	$4.94	$103.20	$70.50

Interest Rate Swaps

As of June 30, 2013, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed Libor Rates
July 1, 2013 to December 10, 2016	$20,000	2.17%
July 1, 2013 to October 31, 2016	$40,000	1.65%
July 1, 2013 to August 5, 2015 (1)	$30,000	2.25%
July 1, 2013 to August 6, 2016	$25,000	1.80%
July 1, 2013 to October 31, 2016	$20,000	1.78%
July 1, 2013 to September 23, 2016	$75,000	1.15%
July 1, 2013 to March 7, 2016	$75,000	1.08%
July 1, 2013 to September 7, 2016	$25,000	1.25%
July 1, 2013 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

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

	June 30, 2013
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$141,982	$(35,289)	$106,693
Interest rate derivative contracts	284	—	284
Total derivative instruments	$142,266	$(35,289)	$106,977

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(38,252)	$35,289	$(2,963)
Interest rate derivative contracts	(6,809)	—	(6,809)
Total derivative instruments	$(45,061)	$35,289	$(9,772)

	December 31, 2012
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$134,905	$(35,001)	$99,904
Interest rate derivative contracts	132	(106)	26
Total derivative instruments	$135,037	$(35,107)	$99,930

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(41,775)	$35,001	$(6,774)
Interest rate derivative contracts	(10,694)	106	(10,588)
Total derivative instruments	$(52,469)	$35,107	$(17,362)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (See Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $142.3 million at June 30, 2013.

We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments only with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives, and therefore the risk of such loss is partially mitigated as of June 30, 2013.

Gain (Loss) on Derivative Contracts

Gains and losses on derivative contracts are reported on the accompanying Consolidated Statements of Operations in “realized or unrealized gain (loss) on commodity derivative contracts” and “realized or unrealized gain (loss) on interest rate derivative contracts.” Realized gains (losses) represent amounts related to the settlement of derivative instruments, offset by the amortization of premiums paid and the amortization of the value on derivative contracts acquired. Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices and interest rates change. The following presents our reported gains and losses on derivative instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains (losses):
Commodity derivatives	$(2,588)	$2,165	$3,184	$(1,074)
Interest rate swaps	(962)	(566)	(1,909)	(1,142)
	$(3,550)	$1,599	$1,275	$(2,216)
Unrealized gains (losses):
Commodity derivatives	$61,183	$83,309	$26,136	$60,575
Interest rate swaps	3,374	(2,623)	4,036	(3,044)
	$64,557	$80,686	$30,172	$57,531
Net gains (losses):
Commodity derivatives	$58,595	$85,474	$29,320	$59,501
Interest rate swaps	2,412	(3,189)	2,127	(4,186)
	$61,007	$82,285	$31,447	$55,315

5.  Fair Value Measurements

We estimate the fair values of financial and non-financial assets and liabilities under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of ASC Topic 820. Primarily, ASC Topic 820 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, recognition of asset retirement obligations and to long-lived assets written down to fair value when they are impaired. It does not apply to oil and natural gas properties accounted for under the full cost method, which are subject to impairment based on SEC rules. ASC Topic 820 applies to assets and liabilities carried at fair value on the Consolidated Balance Sheets, as well as to supplemental information about the fair values of financial instruments not carried at fair value.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. The carrying amounts of our Senior Notes approximate fair value because they approximate the amounts for which the Senior Notes traded in the secondary market at June 30, 2013. We consider this fair value estimate as a Level 1 input.

Derivative instruments. Our commodity derivative instruments consist of fixed-price swaps, basis swaps, swaptions, call options sold, put spread options, put options sold, collars, three-way collars and range bonus accumulators. We account for our commodity derivatives and interest rate derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps, basis-swaps and swaptions based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option value of the contract floors, ceilings, collars and three-way collars using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We consider the fair value estimate for these derivative instruments as Level 2 input. We estimate the value of the range bonus accumulators using an option pricing model for both Asian Range Digital options and Asian Put options that takes into account market volatility, market prices and contract parameters. Range bonus accumulators are complex in structure requiring sophisticated valuation methods, and greater subjectivity. As such, range bonus accumulators valuation may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in valuations with less certainty. We consider the fair value estimate for range bonus accumulators as Level 3 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2013
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$105,321	$1,372	$106,693
Interest rate derivative contracts	—	284	—	284
Total derivative instruments	$—	$105,605	$1,372	$106,977
Liabilities:
Commodity price derivative contracts	$—	$(2,963)	$—	$(2,963)
Interest rate derivative contracts	—	(6,809)	—	(6,809)
Total derivative instruments	$—	$(9,772)	$—	$(9,772)

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$99,904	$—	$99,904
Interest rate derivative contracts	—	26	—	26
Total derivative instruments	$—	$99,930	$—	$99,930
Liabilities:
Commodity price derivative contracts	$—	$(6,276)	$(498)	$(6,774)
Interest rate derivative contracts	—	(10,588)	—	(10,588)
Total derivative instruments	$—	$(16,864)	$(498)	$(17,362)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

Unobservable Inputs (Level 3)
(in thousands)
Unobservable inputs at January 1, 2013	$(498)
Total gains	1,525
Settlements	345
Unobservable inputs at June 30, 2013	$1,372

Change in unrealized gains included in earnings related to derivatives still held as of June 30, 2013	$1,870

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

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 "Asset Retirement Obligations."  During the six months ended June 30, 2013 and 2012, in connection with new wells drilled and wells acquired during the period, we incurred and recorded asset retirement obligations totaling $10.2 million and $9.7 million, respectively, at fair value. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.8% and 5.3%; and (4) the average inflation factor (2.5%). These inputs require significant judgments and estimates by the Company's management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of June 30, reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for six months ended June 30, were as follows (in thousands):

	2013	2012
Asset retirement obligations at January 1,	$63,114	$35,921
Liabilities added during the current period	10,236	9,733
Accretion expense	1,299	541
Retirements	(307)	(335)
Change in estimate	(381)	—
Total asset retirement obligation at June 30,	73,961	45,860
Less: current obligations	(3,509)	(2,067)
Long-term asset retirement obligation at June 30,	$70,452	$43,793

7.  Related Party Transactions

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

Prior to the completion of the Unit Exchange, we relied on Vinland Energy Eastern, LLC (“Vinland”) to execute our drilling program, operate our wells and gather our natural gas in the Appalachian Basin. We reimbursed Vinland $60.00 per well per month (in addition to normal third party operating costs) for operating our oil and natural gas properties in the Appalachian Basin under a Management Services Agreement (“MSA”) which costs were reflected in our lease operating expenses. Under a Gathering and Compression Agreement (“GCA”), Vinland received a $0.25 per Mcf transportation fee on existing wells drilled prior to December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” In June 2010, we began discussions with Vinland regarding an amendment to the GCA to go into effect beginning on July 1, 2010. The amended agreement would provide gathering and compression services based upon actual costs plus a margin of $0.055 per mcf. We and Vinland agreed in principle to this change effective July 1, 2010 and jointly operated on this basis, however, no formal agreement between us and Vinland was signed. Under the GCA, the transportation fee that we paid to Vinland only encompassed transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets applied. These transportation fees were outlined in the GCA and are reflected in our lease operating expenses. Costs incurred under the MSA and GCA were $0.6 million and $0.4 million, respectively, for the three and six months ended June 30, 2012. As a result of the Unit Exchange, the MSA and GCA were terminated, and thus no costs were incurred under the MSA or GCA during the three and six months ended June 30, 2013.

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

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of June 30, 2013. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
July 1, 2013 - December 31, 2013	$3,968
2014	5,756
2015	5,256
2016	4,797
2017	4,146
Thereafter	8,636
Total	$32,559

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

We were a party to litigation related to the ENP Merger ("ENP Litigation") as discussed in Part II—Item 8—Financial Statements Supplementary Data in our 2012 Annual Report. On July 22, 2013, the ENP Litigation was dismissed. Please see Part II—Item 1—Legal Proceedings in this Quarterly Report for a detailed discussion on the developments of the ENP Litigation.

9.  Preferred Units, Common Units and Net Income per Common Unit

Basic net income per common unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income available to common and Class B unitholders by the weighted average number of units outstanding during the period. Diluted net income per common unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. As of June 30, 2013, we had three classes of units outstanding: (i) units representing limited liability company interests (“common units”) listed on the NASDAQ under the symbol VNR, (ii) Class B units, granted to executive officers and an employee and (iii) Series A Cumulative Redeemable Perpetual Preferred Units representing preferred equity company interests ("Series A Preferred Units") listed on the NASDAQ under the symbol VNRAP as discussed in Note 11. Shelf Registration Statements. The Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income per unit. Series A Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income per unit.

For the three and six months ended June 30, 2013, the 561,934 phantom units granted to officers, board members and employees from 2010 to date under the VNR LTIP have been excluded in the computation of net income per common unit as they had no dilutive effect. Of the 561,934 phantom units granted to date, 127,500 of them were granted to officers prior to June 30, 2012 and have been included in the computation of net income per common unit for the three months ended June 30, 2012 as they had a dilutive effect and have been excluded for the six months ended June 30, 2012 as they had no dilutive effect. For the three and six months ended June 30, 2012, the 175,000 options previously granted to officers under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“VNR LTIP”) have been included in the computation of diluted earnings per common unit as 48,852 and 52,359 additional common units, respectively, that would have been issued and outstanding under the treasury stock method assuming the options had been exercised at the beginning of the period. All options were exercised by the officers during the third and fourth quarter of 2012.

In accordance with ASC Topic 260, dual presentation of basic and diluted net income per common unit has been presented in the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 including each class of units issued and outstanding during the respective periods: common units and Class B units.  Net income available to common unitholders per unit is allocated to the common units and the Class B units on an equal basis.

The Series A Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series A Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units, at our option, in connection with a change of control. At any time on or after June 15, 2023, we may redeem the Series A Preferred Units, in whole or in part, out of amounts legally available therefor, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. We may also redeem the Series A Preferred Units in the event of a change of control. Holders of Series A Preferred Units will have no voting rights except for limited voting rights if we fail to pay dividends for eighteen or more monthly periods (whether or not consecutive) and in certain other limited circumstances or as required by law.

Distributions Declared

Distributions on the Series A Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors. We will pay cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.1641 per preferred unit, or 7.875% of the liquidation preference, per year. The initial prorated monthly distribution of $0.1422 on the Series A Preferred Units was paid on July 15, 2013. For the six months ended June 30, 2013, we accrued $0.2 million of preferred dividends attributable to the partial month from the date of offering, June 19, 2013 through the period ended June 30, 2013. On July 18, 2013, our board of directors declared a cash distribution for the Series A Preferred Units. See Note 12. Subsequent Events for further discussion.

The following table shows the amount per unit, declared date, record date and payment date of the cash distributions we paid on each of our common units for each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

On August 2, 2012, we announced a change in the payment of our distributions from quarterly to monthly commencing with the July 2012 distribution. On July 18, 2013, our board of directors declared a cash distribution on the common units attributable to the month of June 2013. See Note 12. Subsequent Events for further discussion.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2013
Second Quarter
May	$0.2050	June 20, 2013	July 1, 2013	July 15, 2013
April	$0.2050	April 30, 2013	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	April 19, 2013	May 1, 2013	May 15, 2013
February	$0.2025	March 21, 2013	April 1, 2013	April 12, 2013
January	$0.2025	February 18, 2013	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	January 25, 2013	February 4, 2013	February 14, 2013
November	$0.2025	December 19, 2012	January 2, 2013	January 14, 2013
October	$0.2025	November 16, 2012	December 3, 2012	December 14, 2012
Third Quarter
September	$0.20	October 18, 2012	November 1, 2012	November 14, 2012
August	$0.20	September 17, 2012	October 1, 2012	October 15, 2012
July	$0.20	August 20, 2012	September 4, 2012	September 14, 2012
Second Quarter	$0.60	July 23, 2012	August 7, 2012	August 14, 2012
First Quarter	$0.5925	April 24, 2012	May 8, 2012	May 15, 2012
2011
Fourth Quarter	$0.5875	January 18, 2012	February 7, 2012	February 14, 2012

10. Unit-Based Compensation

Executive Employment Agreements

In June and July 2013, we and VNRH entered into new amended and restated executive employment agreements (the "Amended Agreements") with each of our three executive officers, Messrs. Smith, Robert and Pence. The Amended Agreements were effective January 1, 2013 and the initial term of the Amended Agreements ends on January 1, 2016, with a subsequent twelve month term extension automatically commencing on January 1, 2016 and each successive January 1 thereafter, provided that neither VNRH nor the executives deliver a timely non-renewal notice prior to a term expiration date.

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth, and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. Each of the four components will be weighted equally in calculating the respective executive officer's annual bonus. The annual bonus does not require a minimum payout, although the maximum payout may not exceed two (2) times the executive's respective annual base salary. As of June 30, 2013, an accrued liability was recognized and compensation expense of $0.9 million was recorded related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

In the event of the Company's Change in Control, as defined in the VNR LTIP, the executives are entitled to certain change in control payments and benefits, consisting of: (i) an amount equal to two (2) times their then-current base salary and annual bonus and (ii) accelerated vesting of any outstanding restricted units, phantom units, or any other awards granted under the VNR LTIP held by the executives at the time of the change of control, with any settlement of these awards being made according to the terms of the VNR LTIP and the applicable individual award agreement.

The executives are entitled to severance payments and benefits upon certain qualifying terminations. Upon a termination by VNRH without "Cause" (as such term is defined in the Amended Agreements) or termination by either executive for "Good Reason" (as such term is defined in the Amended Agreements), the executive is entitled to (i) an amount equal to three (3) times the executive's then-current base salary and (ii) accelerated vesting of any outstanding restricted units, phantom units, or any other awards granted under the VNR LTIP held by the executives at the time of such termination, with any settlement of these awards being made according to the terms of the VNR LTIP. Upon an executive's termination by "Disability" (as such term is defined in the Amended Agreements) or death, the executive is entitled to (a) an amount equal to one times the executive's then-current base salary and (b) accelerated vesting of any outstanding restricted units, phantom units, or any other awards granted under the VNR LTIP held by the executives at the time of such termination, with any settlement of these awards being made according to the terms of the VNR LTIP. As a condition to receiving any of the severance payments and benefits heretofore described, the terminated executive (or his legal representative, as applicable) must execute and not revoke a customary severance and release agreement, including a waiver of all claims.

The Amended Agreements also provide that the executives are eligible to participate in the benefit programs generally available to senior executives of VNRH. The Amended Agreements also contain standard non-competition, non-solicitation and confidentiality provisions.

Restricted and Phantom Units

Under the Amended Agreements, the executives are also eligible to receive annual equity-based compensation awards, consisting of restricted units and/or phantom units granted under the VNR LTIP. Each of the executives are eligible to receive annual equity-based compensation awards having an aggregate fair market value equal to the executive's then-current annual base salary times a set multiplier, which such multiplier is five (5) times in the case of Mr. Smith, three and a half (3.5) times in the case of Mr. Robert, and two and three-quarters (2.75) in the case of Mr. Pence.

The restricted units are subject to a three-year vesting period. One-third of the aggregate number of the units vest on each one-year anniversary of the date of grant so long as the executive remains continuously employed with the Company. The restricted units include a tandem grant of distribution equivalent rights (“DERs”), which entitle the executives to receive the value of any dividends made by us on our units generally with respect to the number of restricted units that the executives received pursuant to the grant. In the event the executive is terminated without “Cause”, or the executive resigns for “Good Reason”, or the executive is terminated due to his death or Disability, all unvested outstanding restricted units shall receive accelerated vesting. If the executive is terminated for Cause, all unvested restricted units are forfeited. Upon the occurrence of a Change of Control, all unvested outstanding restricted units shall receive accelerated vesting.

The phantom units are also subject to a three-year vesting period. One-third of the aggregate number of the units vest on each one-year anniversary of the date of grant so long as the executive remains continuously employed with the Company. The phantom units include a tandem grant of DERs, which entitle the executives to receive the value of any dividends made by the Company on its units generally with respect to the number of phantom units that the executives received pursuant to the grant. In the event the executive is terminated without Cause, or the executive resigns for Good Reason, or the executive is terminated due to his death or Disability, all unvested outstanding phantom units shall receive accelerated vesting. If the executive is terminated for Cause, all unvested restricted units are forfeited. Upon the occurrence of a Change of Control, all unvested outstanding restricted units shall receive accelerated vesting.

The restricted units and the phantom units are subject to all the terms and conditions of the VNR LTIP as well as the individual award agreements which govern the awards. Neither the restricted units nor the phantom units are transferable, other than by will or the laws of descent and distribution. The Company shall withhold from the settlement or payment of the awards, as applicable, any amounts or units necessary to satisfy the Company's withholding obligations.

On August 1, 2012, three of our executives were granted a total of 390,000 phantom units. These phantom unit grants were made under the VNR LTIP and are subject to vesting in five equal annual installments, with the first vesting date being May 18, 2013, and each subsequent vesting date occurring on each annual anniversary of the first vesting date. During the six months ended June 30, 2013, our four independent board members were granted a total of 18,684 phantom units which will vest one year from the date of grant and VNR employees were granted a total of 68,504 phantom units. The phantom units are accompanied by dividend equivalent rights, which entitle the board members and VNR employees to receive the value of any distributions made by us on our units generally with respect to the number of phantom shares that the board members and the VNR employees received pursuant to these grants.

As of June 30, 2013, an accrued liability of $3.6 million has been recorded related to phantom units granted to executive officers, board members and employees and non-cash unit-based compensation expense of $0.7 million and $0.09 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations for three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Non-Vested Restricted Unit Grants

Historically, we have granted restricted common units to employees as partial consideration for services to be performed and have accounted for these grants under ASC Topic 718, "Compensation-Stock Compensation." The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant.  This value is amortized over the vesting period as referenced above.  A summary of the status of the non-vested units as of June 30, 2013 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2012	289,813	$27.97
Forfeited	(5,428)	$29.09
Vested	(105,490)	$27.31
Non-vested restricted units at June 30, 2013	178,895	$28.33

At June 30, 2013, there was approximately $4.1 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 2.1 years. Our Consolidated Statements of Operations reflect non-cash compensation of $1.8 million and $0.9 million in the Selling, general and administrative expenses line item for the three months ended June 30, 2013 and 2012, respectively, and $3.5 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

11.  Shelf Registration Statements

During the third quarter 2009, we filed a registration statement with the SEC which registered offerings of up to $300.0 million (the “2009 Shelf Registration Statement”) of any combination of debt securities, common units and guarantees of debt securities by our subsidiaries. The 2009 Shelf Registration Statement expired in August 2012. In July 2010, we filed a registration statement with the SEC which registered offerings of up to $800.0 million (the “2010 Shelf Registration Statement”) of any combination of debt securities, common units and guarantees of debt securities by our subsidiaries. The 2010 Shelf Registration Statement expired in July 2013.

In January 2012, we filed a registration statement (the “2012 Shelf Registration Statement”) with the SEC, which registered offerings of approximately 3.1 million common units held by certain selling unitholders. By means of the same registration statement, we also registered an indeterminate amount of common units, debt securities and guarantees of debt securities, which may be offered by us. In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. On June 12, 2013, we filed a post-effective amendment to the 2012 Shelf Registration Statement with the SEC, which registered an indeterminate amount of Series A Cumulative Redeemable Perpetual Preferred Units representing preferred equity interests in the Company.

Net proceeds, terms and pricing of each offering of securities issued under the 2012 Shelf Registration Statement are determined at the time of such offerings. The 2012 Shelf Registration Statement does not provide assurance that we will or could sell any such securities. Our ability to utilize the 2012 Shelf Registration Statement for the purpose of issuing, from time to time, any combination of debt securities, common units or preferred units will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.
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

On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the existing agreement with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units provided for under the 2011 Distribution Agreement, approximately $4.0 million of our common units were issued and sold under a prospectus supplement to our 2009 Shelf Registration Statement, which expired in August 2012. The remaining $196.0 million of the common units may be offered pursuant to a new prospectus supplement to the 2012 Shelf Registration Statement. Total net proceeds received under the 2011 Distribution Agreement during the six months ended June 30, 2013, were approximately $31.5 million, after commissions, from the sales of 1,103,499 common units.

Equity Offerings

Common Units

On February 5, 2013, we completed a public offering of 9,200,000 of our common units at a price of $27.85 per unit, which includes 1,200,000 common units purchased pursuant to the underwriters' over-allotment option. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $246.1 million from this offering, after deducting underwriting discounts of $10.0 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

On June 4, 2013, we completed a public offering of 7,000,000 of our common units at a price of $28.35 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $190.9 million from this offering, after deducting underwriting discounts of $7.4 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility. In July 2013, we received additional proceeds of $8.9 million from the sale of an additional 325,000 of our common units that were purchased by the underwriters to cover over-allotments. See Note 12. Subsequent Events for further discussion.

Preferred Units

On June 19, 2013, we completed a public offering of 2,520,000 7.875% Series A Preferred Units at a price of $25.00 per unit. The total of 2,520,000 Series A Preferred Units includes 320,000 Series A Preferred Units purchased pursuant to the underwriters' over-allotment option. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $60.9 million from this offering, after deducting discounts of $2.0 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

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

12.  Subsequent Events

Equity Offering

On July 1, 2013, we received proceeds of approximately $8.9 million, after deducting underwriting discounts of $0.3 million, from the sale of an additional 325,000 of our common units at a price of $28.35 per unit. The units sold represent a partial exercise of the option that was offered to the underwriters to purchase additional units to cover over-allotments pursuant to the equity offering completed on June 4, 2013 as discussed in Note 11, Shelf Registration Statements. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

Distributions

On July 31, 2013, our board of directors approved an increase to our monthly cash distribution from $0.2050 to $0.2075 per common unit ($2.46 to $2.49 on an annualized basis) effective with our July distribution expected to be paid on September 13, 2013.

On July 18, 2013, our board of directors declared a cash distribution for our common unitholders attributable to the month of June 2013 of $0.2050 per common unit ($2.46 on an annualized basis) expected to be paid on August 14, 2013 to Vanguard unitholders of record on August 1, 2013.

Also on July 18, 2013, our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per preferred unit expected to be paid on August 15, 2013 to Vanguard preferred unitholders of record on August 8, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its Consolidated Subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the six months ended June 30, 2013 and 2012. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our 2012 Annual Report and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

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

As of June 30, 2013, based on internal reserve estimates, our total estimated proved reserves were 175.7 MMBOE, of which approximately 27% were oil reserves, 56% were natural gas reserves and 17% were NGLs reserves.  Of these total estimated proved reserves, approximately 77%, or 134.7 MMBOE, were classified as proved developed. Also, at June 30, 2013, we owned working interests in 7,020 gross (2,557 net) productive wells. Our operated wells accounted for approximately 59% of our total estimated proved reserves at June 30, 2013. Our average net daily production for the six months ended June 30, 2013 and the year ended December 31, 2012 was 34,809 BOE/day and 18,298 BOE/day, respectively. We own working interests in approximately 785,495 gross undeveloped acres surrounding our existing wells. As of June 30, 2013, based on internal reserve estimates, approximately 23%, or 41.0 MMBOE, of our estimated proved reserves were attributable to our working interests in undeveloped acreage.

Recent Developments

The NASDAQ Stock Market

On April 11, 2013, we announced the transfer of our stock exchange listing from the New York Stock Exchange to The NASDAQ Global Select Market (“NASDAQ”), an exchange of The NASDAQ OMX Group Inc. (Nasdaq: NDAQ). Our common units commenced trading on the NASDAQ on April 23, 2013 and remain listed under the ticker symbol “VNR.”

Acquisition of Oil and Natural Gas Properties

On April 1, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties in the Permian Basin in southeast New Mexico and West Texas from Range Resources Corporation for an adjusted purchase price of $266.3 million. The purchase price was funded with borrowings under our Reserve-Based Credit Facility (defined in Note 3 of the Notes to the Consolidated Financial Statements included in Part I—Item 1—Unaudited Financial Statements) and is subject to customary post-closing adjustments to be determined based on an effective date of January 1, 2013. We refer to this acquisition as the "Range Acquisition."

On June 28, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties located in the San Juan Basin in New Mexico, the D-J Basin in Colorado and the Permian Basin in West Texas from a private seller for an adjusted purchase price of $30.0 million, subject to customary post-closing adjustments. As consideration for the purchase, we issued 1,075,000 VNR common units, at an agreed upon price of $27.65 per common unit, valued at the closing price of $27.90. The effective date of this acquisition is July 1, 2013.

Equity offerings

Common Units

On June 4, 2013, we completed a public offering of 7,000,000 of our common units at a price of $28.35 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $190.9 million from this offering, after deducting underwriting discounts of $7.4 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility. In July 2013, we received additional proceeds of $8.9 million from the sale of an additional 325,000 of our common units that were purchased by the underwriters to cover over-allotments.

Preferred Units

On June 19, 2013, we completed a public offering of 2,520,000 7.875% Series A Preferred Units at a price of $25.00 per unit. The total of 2,520,000 Series A Preferred Units includes 320,000 Series A Preferred Units purchased pursuant to the underwriters' over-allotment option. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $60.9 million from this offering, after deducting discounts of $2.0 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

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

Production Decline

We also face the challenge of oil, natural gas and NGLs production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the six months ended June 30, 2013, we drilled 3 gross (1.2 net) operated wells and completed 5 gross (2.0 net) operated wells. We also participated in the drilling of 46 gross (2.2 net) non-operated wells and 41 gross (3.0 net) non-operated wells were completed during the first six months of 2013. Our ability to add production through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals as well as voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our cash flow at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt or equity securities on favorable terms, or at all, and we may be unable to refinance our borrowings when our credit facilities expire. Additionally, in the event of significant declines in commodity prices, the borrowing base under our Reserve-Based Credit Facility may be redetermined such that it could affect our ability to make distributions.

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

In the current natural gas price environment, where the historical 12-month unweighted average of first-day-of-the-month historical price (the “12-month average price”) is significantly less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, "Business Combinations," ("ASC Topic 805"), upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. Furthermore, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain attributes, such as declining oil and natural gas prices, occur.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(a)	2012(a)	2013(a)	2012(a)(b)
Revenues:
Oil sales	$69,701	$56,117	$128,217	$120,520
Natural gas sales	36,010	4,570	63,534	14,738
NGLs sales	11,026	5,754	21,668	13,900
Oil, natural gas and NGLs sales	116,737	66,441	213,419	149,158
Realized gain (loss) on commodity derivative contracts	(2,588)	2,165	3,184	(1,074)
Unrealized gain on commodity derivative contracts	61,183	83,309	26,136	60,575
Total revenues	$175,332	$151,915	$242,739	$208,659
Costs and expenses:
Production:
Lease operating expenses	$26,509	$16,681	$50,682	$35,240
Production and other taxes	9,964	7,251	19,307	14,111
Depreciation, depletion, amortization, and accretion	42,911	20,855	81,604	42,652
Selling, general and administrative expenses	5,125	3,921	9,946	7,981
Non-cash compensation	1,775	906	3,503	1,818
Total costs and expenses	$86,284	$49,614	$165,042	$101,802
Other income (expense):
Interest expense	$(15,963)	$(9,830)	$(31,401)	$(15,159)
Realized loss on interest rate derivative contracts	$(962)	$(566)	$(1,909)	$(1,142)
Unrealized gain (loss) on interest rate derivative contracts	$3,374	$(2,623)	$4,036	$(3,044)
Gain on acquisition of oil and natural gas properties, net	$5,827	$14,126	$5,827	$13,796
Other	$(23)	$39	$28	$115

(a)
During 2013 and 2012, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included with ours from the closing date of the acquisition forward.

(b)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin in connection with the Unit Exchange. As such, there are no operating results from these properties included in our operating results from the closing date of the divestiture forward.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Oil, natural gas and NGLs sales increased $50.3 million to $116.7 million during the three months ended June 30, 2013 as compared to the same period in 2012. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended June 30,		Percentage Increase / (Decrease)
	2013(a)	2012(a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$87.38	$81.69	7%
Natural Gas (Price/Mcf)	$2.73	$2.49	10%
NGLs (Price/Bbl)	$33.85	$44.47	(24)%
Average realized prices, including hedges(b):
Oil (Price/Bbl)	$86.31	$82.67	4%
Natural Gas (Price/Mcf)	$3.17	$5.32	(40)%
NGLs (Price/Bbl)	$34.23	$44.47	(23)%
Total production volumes:
Oil (MBbls)	798	687	16%
Natural Gas (MMcf)	13,176	1,839	616%
NGLs (MBbls)	326	129	153%
Combined (MBOE)	3,319	1,123	196%
Average daily production volumes:
Oil (Bbls/day)	8,765	7,549	16%
Natural Gas (Mcf/day)	144,795	20,203	617%
NGLs (Bbls/day)	3,579	1,422	152%
Combined (BOE/day)	36,477	12,338	196%

(a)
During 2013 and 2012, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included with ours from the closing date of the acquisition forward.

(b)	Excludes amortization of premiums paid and amortization on derivative contracts acquired.

The increase in oil, natural gas and NGLs sales during the three months ended June 30, 2013 compared to the same period in 2012 was due primarily to the increase in production from our acquisitions that were completed during 2013 and 2012. Natural gas revenues increased from $4.6 million in the second quarter of 2012 to $36.0 million in the second quarter of 2013 as a result of a 11,337 MMcf increase in our natural gas production volumes. Our average realized natural gas price, including hedges, decreased 40% from $5.32 per Mcf during the three months ended June 30, 2012 compared to $3.17 per Mcf in the same period of 2013, primarily due to a 19% decrease in our weighted average natural gas hedge price. NGLs revenues also increased 92% during the second quarter of 2013 compared to the same period in 2012 primarily due to a 197 MBbls increase in NGLs production volumes, offset by a $10.62 per Bbl decrease in our average realized NGLs price, excluding hedges. Oil revenues increased 24% from $56.1 million in the second quarter of 2012 to $69.7 million in the second quarter of 2013 as a result of an 111 MBbls increase in our oil production volumes and a $5.69 per Bbl, or 7%, increase in our average realized oil price, excluding hedges. This price increase was primarily due to improvements in the Big Horn Basin and Permian Basin oil differentials during the three months ended June 30, 2013, as well as a higher average NYMEX price, which increased from $93.45 per Bbl in the second quarter of 2012 to $94.20 per Bbl in the second quarter of 2013. Overall, our total production for the three months ended June 30, 2013 increased by 196% on a BOE basis compared to the same period in 2012. On a BOE basis, crude oil, natural gas, and NGLs accounted for 24%, 66% and 10%, respectively, of our production during the three months ended June 30, 2013 compared to crude oil, natural gas and NGLs of 61%, 27% and 12%, respectively, of our production during the same period in 2012.

Hedging and Price Risk Management Activities

During the three months ended June 30, 2013, we recognized a $2.6 million realized loss on commodity derivative contracts, of which $5.0 million related to cash received in settlements offset by $0.1 million in amortization of premiums paid during the period and $7.5 million in amortization of the value on derivative contracts acquired. We also recognized a $61.2 million unrealized gain related to the change in fair value of derivative contracts. These realized and unrealized gains resulted from changes in commodity prices.

The purpose of our hedging program is to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and by us paying the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our current hedges are not accounted for as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected as a non-cash, unrealized gain or loss in our Consolidated Statements of Operations. However, these fair value changes that are reflected in the Consolidated Statements of Operations only reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $9.8 million to $26.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, of which $8.0 million related to increased lease operating expenses for oil and natural gas properties acquired during the second half of 2012 and first half of 2013. The remaining $1.8 million increase is related to increased maintenance and repair expenses on existing wells and increased plugging and abandonment costs.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $2.7 million for the three months ended June 30, 2013 as compared to the same period in 2012. As a percentage of wellhead revenues, production, severance and ad valorem taxes decreased from 10.9% for the three months ended June 30, 2012 to 8.5% for the three months ended June 30, 2013, primarily due to lower tax rates in New Mexico and Texas on the oil and natural gas properties acquired in the Range Acquisition and an accrued refund from the state of Texas for overpaid severance taxes on oil and natural gas properties in Texas pertaining to marketing cost reductions and tax reimbursements.

Depreciation, depletion, amortization, and accretion increased by approximately $22.1 million to $42.9 million for the three months ended June 30, 2013 from approximately $20.9 million for the three months ended June 30, 2012, primarily due to a higher depletion base associated with properties acquired in the Arkoma Basin Acquisition, the Rockies Acquisition and the Range Acquisition.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended June 30, 2013 increased $2.1 million to $6.9 million as compared to the three months ended June 30, 2012. The three months ended June 30, 2013 included an approximate $1.0 million increase in non-cash compensation expense related to additional restricted and phantom unit grants in the second half of 2012 and the first half of 2013. Furthermore, the three months ended June 30, 2013 included approximately $1.1 million of increased compensation related expenses due to additional employees.

Other Income and Expense

Interest expense increased to $16.0 million for the three months ended June 30, 2013 from $9.8 million for the three months ended June 30, 2012 primarily due to higher average outstanding debt under the Reserve-Based Credit Facility and a higher interest rate as a result of the Senior Notes offerings completed in April and October 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Oil, natural gas and NGLs sales increased $64.3 million to $213.4 million during the six months ended June 30, 2013 as compared to the same period in 2012. The key oil, natural gas and NGLs revenue measurements were as follows:

	Six Months Ended June 30,		Percentage Increase / (Decrease)
	2013(a)	2012(a)(b)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$84.19	$87.39	(4)%
Natural Gas (Price/Mcf)	$2.52	$3.45	(27)%
NGLs (Price/Bbl)	$37.17	$52.00	(29)%
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$82.96	$84.67	(2)%
Natural Gas (Price/Mcf)	$3.34	$5.71	(42)%
NGLs (Price/Bbl)	$37.41	$52.00	(28)%
Total production volumes:
Oil (MBbls)	1,523	1,379	10%
Natural Gas (MMcf)	25,167	4,267	490%
NGLs (MBbls)	583	267	118%
Combined (MBOE)	6,300	2,358	167%
Average daily production volumes:
Oil (Bbls/day)	8,414	7,578	11%
Natural Gas (Mcf/day)	139,043	23,443	493%
NGLs (Bbls/day)	3,220	1,469	119%
Combined (BOE/day)	34,809	12,953	169%

(a)
During 2013 and 2012, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included with ours from the closing date of the acquisition forward.

(b)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin in connection with the Unit Exchange. As such, there are no operating results from these properties included in our operating results from the closing date of the divestiture forward.

(c)	Excludes amortization of premiums paid and amortization on derivative contracts acquired.

The increase in oil, natural gas and NGLs sales during the six months ended June 30, 2013 compared to the same period in 2012 was due primarily to the increase in production from our acquisitions that were completed during 2013 and 2012. Natural gas revenues increased 331% from $14.7 million in the first half of 2012 to $63.5 million in the first half of 2013 as a result of a 20,900 MMcf increase in our natural gas production volumes. The impact of the increase in production volumes was offset by a $0.93 per Mcf decrease in our average realized natural gas price received, excluding hedges. Our average realized natural gas price, including hedges, decreased 42% from $5.71 per Mcf during the six months ended June 30, 2012 compared to $3.34 per Mcf in the same period of 2013, primarily due to a 17% decrease in our weighted average gas natural hedge price. NGLs revenues also increased 56% during the first half of 2013 compared to the same period in 2012 primarily due to a 316 MBbls increase in NGLs production volumes, offset by a $14.83 per Bbl, or 29%, decrease in our average realized NGLs price, excluding hedges. Oil revenues increased 6% from $120.5 million in the first half of 2012 to $128.2 million in the first half of 2013 as a result of a 144 MBls increase in our oil production volumes offset by a $3.20 per Bbl, or 4%, decrease in our average realized oil price, excluding hedges. This decrease was primarily due to a lower average NYMEX price, which decreased from $98.21 per Bbl in the first half of 2012 to $94.26 per Bbl in the first half of 2013. Overall, our total production for the six months ended June 30, 2013 increased by 167% on a BOE basis compared to the same period in 2012. On a BOE basis, crude oil, natural gas, and NGLs accounted for 24%, 67% and 9%, respectively, of our production during the six months ended June 30, 2013 compared to crude oil, natural gas and NGLs of 59%, 30% and 11%, respectively, of our production during the same period in 2012.

Hedging and Price Risk Management Activities

During the six months ended June 30, 2013, we recognized a $3.2 million realized gain on commodity derivative contracts, of which $18.7 million related to cash received in settlements offset by $0.1 million in amortization of premiums paid during the period and $15.4 million in amortization of the value on derivative contracts acquired. We also recognized a

$26.1 million unrealized gain related to the change in fair value of derivative contracts. These realized and unrealized gains resulted from changes in commodity prices.

The purpose of our hedging program is to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and by us paying the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our current hedges are not accounted for as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected as a non-cash, unrealized gain or loss in our Consolidated Statements of Operations. However, these fair value changes that are reflected in the Consolidated Statements of Operations only reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $15.4 million to $50.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, of which $13.8 million related to increased lease operating expenses for oil and natural gas properties acquired during the second half of 2012 and first half of 2013 and $3.8 million related to increased maintenance and repair expenses on existing wells. Additionally, this increase was offset by approximately $2.2 million of lease operating expenses incurred in the first quarter of 2012 associated with the Appalachian Basin properties divested in March 2012 in connection with the Unit Exchange.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $5.2 million for the six months ended June 30, 2013 as compared to the same period in 2012. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 9.0% and 9.5% for the six months ended June 30, 2013 and June 30, 2012, respectively.

Depreciation, depletion, amortization, and accretion increased by approximately $38.9 million to $81.6 million for the six months ended June 30, 2013 from approximately $42.7 million for the six months ended June 30, 2012, primarily due to a higher depletion base associated with properties acquired in the Arkoma Basin Acquisition, the Rockies Acquisition and the Range Acquisition, offset by a decrease in the depletion base associated with the Appalachian properties divested in connection with the Unit Exchange.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the six months ended June 30, 2013 increased by $3.7 million to $13.4 million as compared to the six months ended June 30, 2012. The six months ended June 30, 2013 included an approximate $1.7 million increase in non-cash compensation expense related to additional restricted and phantom unit grants in the second half of 2012 and the first half of 2013. Furthermore, the six months ended June 30, 2013 included approximately $1.6 million of increased compensation-related expenses due to additional employees, and approximately $0.4 million in transition fees related to the Rockies Acquisition completed in the fourth quarter of 2012.

Other Income and Expense

Interest expense increased to $31.4 million for the six months ended June 30, 2013 from $15.2 million for the six months ended June 30, 2012 primarily due to higher average outstanding debt under the Reserve-Based Credit Facility and a higher interest rate as a result of the Senior Notes offerings completed in April and October 2012.

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

As of June 30, 2013, our critical accounting policies were consistent with those discussed in our 2012 Annual Report.

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

Liquidity and Capital Resources

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and the public debt and equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties; however, we have in the past and expect in the future to distribute to unitholders a significant portion of our free cash flow.  As we execute our business strategy, we continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity or debt, depending on market conditions. As of July 31, 2013, we had $878.3 million available to be borrowed under our Reserve-Based Credit Facility.

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

Cash Flow from Operations

Net cash provided by operating activities was $119.0 million during the six months ended June 30, 2013, compared to $97.6 million during the six months ended June 30, 2012. Changes in working capital decreased total cash flows by $1.5 million for the six months ended June 30, 2013 and increased total cash flows by $14.7 million in the same period in 2012. Contributing to the decrease in working capital during 2013 was a $24.2 million increase in accounts receivable related to the timing of receipts from production from the acquisitions. The decrease in working capital was offset by a $23.2 million increase in accounts payable and oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. Unrealized derivative gains and losses are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the six months ended June 30, 2013 or 2012.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, respectively, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps, basis swaps, swaptions, put spread options, collars, three-way collars and range bonus accumulators to reduce our exposure to the volatility in oil and natural gas prices. However, unlike natural gas, we are unable to hedge certain oil price differentials which could significantly impact our cash flow from operations. See Note 4. Price and Interest Rate Risk Management Activities in Notes to Consolidated Financial Statements and Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for details about derivative contracts in place through 2017.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $302.5 million for the six months ended June 30, 2013, compared to $475.7 million during the same period in 2012. Cash used in investing activities during the first six months of 2013 included $270.5 million for the acquisition of oil and natural gas properties, $29.4 million for the drilling and development of oil and natural gas properties, $1.5 million for additions to property and equipment and $1.0 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties. Cash used in investing activities during the first six months of 2012 was primarily attributable to $453.0 million for the acquisition of oil and natural gas properties, $23.4 million for the drilling and development of oil and natural gas properties and $4.4 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties, offset by $5.4 million in proceeds from the sale of leasehold interests in the Williston Basin.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $196.6 million for the six months ended June 30, 2013, compared to $375.3 million for the six months ended June 30, 2012. Cash provided by financing activities included net proceeds from our public common unit and preferred unit offerings of $529.0 million and proceeds from borrowings under our long-term debt of $388.5 million. Additionally, cash used in financing activities during the six months ended June 30, 2013 included $638.5 million cash used in the repayments of our long-term debt, $80.3 million cash paid to common unitholders in the form of distributions and $2.1 million paid for financing costs. Net cash provided by financing activities during the six months ended June 30, 2012 included proceeds from borrowings under our long-term debt of $856.0 million and net proceeds from our public common equity offerings of $137.9 million, offset by cash used in financing activities including $545.5 million cash used in the repayments of our long-term debt, $62.6 million cash used in distributions to common unitholders and $10.4 million paid for financing costs.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and a borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). As of June 30, 2013, there were $450.0 million of outstanding borrowings and $848.3 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $1.7 million reduction in availability for letters of credit (discussed below).

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

As of June 30, 2013, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at June 30, 2013. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the reserve-based credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At June 30, 2013, we have unused irrevocable standby letters of credit of approximately $1.7 million, which expire on December 31, 2013. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit are provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At June 30, 2013, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $276.6 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

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

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

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

Commitments and Contractual Obligations

A summary of our contractual obligations as of June 30, 2013 is provided in the following table (in thousands):

	Payments Due by Year
	2013	2014	2015	2016	2017	After 2017	Total
Management base salaries	$693	$1,385	$1,385	$—	$—	$—	$3,463
Asset retirement obligations (1)	2,098	5,819	1,943	5,863	1,369	56,869	73,961
Derivative liabilities (2)	10,710	12,902	13,697	7,745	7	—	45,061
Reserved Based Credit Facility (3)	—	—	—	—	—	450,000	450,000
Senior Notes and related interest	21,656	43,313	43,313	43,313	43,312	651,062	845,969
Operating leases	421	856	850	670	683	114	3,594
Development commitments (4)	18,613	—	—	—	—	—	18,613
Firm transportation agreements (5)	3,968	5,756	5,256	4,797	4,146	8,636	32,559
Total	$58,159	$70,031	$66,444	$62,388	$49,517	$1,166,681	$1,473,220

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) plus the following adjustments:

•	Net interest expense, including write-off of deferred financing fees and realized gains and losses on interest rate derivative contracts;

•	Depreciation, depletion and amortization (including accretion of asset retirement obligations);

•	Amortization of premiums paid on derivative contracts;

•	Amortization of value on derivative contracts acquired;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Gains on acquisition of oil and natural gas properties, net;

•	Taxes;

•	Compensation related items, which include unit-based compensation expense and unrealized fair value on phantom units granted to officers; and

•	Material transaction costs incurred on acquisitions.

Adjusted EBITDA is a significant performance metric used by management and by external users of our financial statements such as investors, research analysts, and others to assess the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and our operating performance and return on capital as compared to those of other companies in our industry.

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

For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, Adjusted EBITDA increased 81%, from $44.5 million to $80.3 million. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, Adjusted EBITDA increased 56%, from $97.7 million to $152.7 million. The following table presents a reconciliation of consolidated net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$81,301	$103,447	$54,278	$101,423
Plus:
Interest expense, including realized losses on interest rate derivative contracts	16,925	10,396	33,310	16,301
Depreciation, depletion, amortization and accretion	42,911	20,855	81,604	42,652
Amortization of premiums paid on derivative contracts	55	3,725	109	6,959
Amortization of value on derivative contracts acquired	7,504	—	15,428	—
Unrealized gains on commodity and interest rate derivative contracts	(64,557)	(80,686)	(30,172)	(57,531)
Gain on acquisition of oil and natural gas properties, net	(5,827)	(14,126)	(5,827)	(13,796)
Taxes	76	(67)	(241)	(137)
Compensation related items	1,775	906	3,503	1,818
Material transaction costs incurred on acquisitions	119	—	722	—
Adjusted EBITDA	$80,282	$44,450	$152,714	$97,689

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

Pricing for oil, natural gas and NGLs production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the potential exists that if commodity prices decline to a certain level for an extended period of time we may not be able to add new hedges at similar price levels of existing hedges which would negatively impact our cash flow and may impact our ability to maintain existing distributions to our unitholders. Furthermore, the borrowing base for our Reserve-Based Credit Facility can be decreased at the borrowing base redetermination date to an amount lower than the amount of debt currently outstanding and, because it would be uneconomical, production could decline to levels below our hedged volumes. Furthermore, the risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write downs may occur if we experience substantial downward adjustments to our estimated proved reserves, or if estimated future development costs increase.

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

•
Three-way collar contracts - which combine a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price drops below the price of the short put. This allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price.

•	Swaption agreements - where we provide options to counterparties to extend swap contracts into subsequent years.

•
Call options sold - a structure that may be combined with an existing swap to raise the strike price, putting us in either a higher asset position, or a lower liability position. In general, selling a call option is used to enhance an existing position or a position that we intend to enter into simultaneously.

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

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the daily average settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell at that level. Range bonus accumulators are used to enhance an existing position or a position that we intend to enter into simultaneously.

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Substantially all of our natural gas hedges are at regional sales points in our operating regions, which mitigate the risk of basis differential to the Henry Hub index. Typically, management intends to hedge 75% to 85% of projected oil and natural gas production up to a four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. Currently, we are unable to hedge oil differentials in certain operating areas which exposes our cash flow to increased volatility in these areas. We have also entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. However, a liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGL hedging market is constrained in terms of price, volume, tenor and number of counterparties, which limits our ability to hedge our NGL production effectively or at all. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if they believe that they can take advantage of an unusual market condition allowing them to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

At June 30, 2013, the fair value of commodity derivative contracts was an asset of approximately $103.7 million, of which $38.6 million settles during the next twelve months.

The following table summarizes natural gas commodity derivative contracts in place at June 30, 2013:

	July 1, - December 31, 2013	Year 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	24,048,800	39,750,225	38,507,500	34,953,000	7,602,000
Fixed Price ($/MMBtu)	$4.58	$4.55	$4.58	$4.67	$4.75

	July 1, - December 31, 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	1,076,400	1,669,875	438,000	73,200
Fixed Price ($/Bbl)	$90.47	$90.07	$90.38	$92.25
Collars:
Notional Volume (Bbls)	41,400	12,000	—	—
Floor Price ($/Bbl)	$88.89	$100.00	$—	$—
Ceiling Price ($/Bbl)	$102.36	$116.20	$—	$—
Three-Way Collars:
Notional Volume (Bbls)	598,000	1,313,850	924,055	549,000
Floor Price ($/Bbl)	$93.85	$93.47	$92.10	$90.00
Ceiling Price ($/Bbl)	$101.67	$101.26	$101.55	$95.00
Put Sold ($/Bbl)	$72.19	$72.57	$72.04	$70.00
Put Spread Options:
Notional Volume (Bbls)	—	—	255,500	—
Floor Price ($/Bbl)	$—	$—	$100.00	$—
Put Sold ($/Bbl)	$—	$—	$75.00	$—
Total Oil Positions:
Notional Volume (Bbls)	1,715,800	2,995,725	1,617,555	622,200
Floor Price ($/Bbl)	$91.61	$91.60	$92.88	$90.26

	July 1, - December 31, 2013	Year 2014
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Bbls)	35,678	70,773
Fixed Price ($/Bbl)	$11.03	$11.03
Mont Belvieu Propane
Notional Volume (Bbls)	26,671	52,907
Fixed Price ($/Bbl)	$37.91	$37.91
Mont Belvieu N. Butane
Notional Volume (Bbls)	7,599	15,075
Fixed Price ($/Bbl)	$65.62	$65.62
Mont Belvieu Isobutane
Notional Volume (Bbls)	8,105	16,078
Fixed Price ($/Bbl)	$70.24	$70.24
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	13,947	27,667
Fixed Price ($/Bbl)	$88.57	$88.57
Total NGLs Positions:
Notional Volume (Bbls)	92,000	182,500
Fixed Price ($/Bbl)	$40.30	$40.30

As of June 30, 2013, the Company sold the following oil put option contracts:

	July 1, - December 31, 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Notional Volume (Bbls)	404,800	—	438,000	73,200
Put Sold ($/Bbl)	$65.34	$—	$70.83	$75.00

As of June 30, 2013, the Company had the following open range bonus accumulators contracts:

	July 1, - December 31, 2013	Year 2014
Oil Positions:
Notional Volume (Bbls)	368,000	912,500
Bonus ($/Bbl)	$3.88	$4.94
Range Ceiling ($/Bbl)	$104.15	$103.20
Range Floor ($/Bbl)	$72.63	$70.50

The weighted average floor price of the oil positions as of June 30, 2013, including the impact of the range bonus accumulators, is $92.44 for contracts that settle in 2013 and $93.11 for contracts that settle in 2014.

As of June 30, 2013, the Company had the following open basis swap contracts:

	July 1, - December 31, 2013	Year 2014
Gas Positions:
Rocky Mountains and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	460,000	452,500
Weighted-basis differential ($/MMBtu)	$(0.32)	$(0.32)

	July 1, - December 31, 2013	Year 2014	Year 2015
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	294,400	584,000	365,000
Weighted-basis differential ($/Bbl)	$(0.84)	$(0.84)	$(0.90)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	165,600	328,500	—
Weighted-basis differential ($/Bbl)	$(1.05)	$(1.05)	$—
Light Louisiana Sweet Crude and WTI Basis Differential
Notional Volume (Bbls)	42,000	—	—
Weighted-basis differential ($/Bbl)	$9.60	$—	$—
Light Louisiana Sweet Crude and Brent Basis Differential
Notional Volume (Bbls)	—	182,500	—
Weighted-basis differential ($/Bbl)	$—	$(3.95)	$—

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	July 1, - December 31, 2013	Year 2014	Year 2015	Year 2016
Gas Positions:
Notional Volume (MMBtu)	—	1,642,500	—	—
Weighted Average Fixed Price ($/MMBtu)	$—	$5.69	$—	$—
Oil Positions:
Notional Volume (Bbls)	92,000	492,750	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$99.50	$117.22	$105.98	$125.00

Interest Rate Risks

At June 30, 2013, we had debt outstanding of $1.0 billion. The amount outstanding under our Reserve-Based Credit Facility at June 30, 2013 was $450.0 million and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.02 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under unrealized gains (losses) on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at June 30, 2013 (in thousands):

	July 1, - December 31, 2013	Year 2014	Year 2015(1)(2)	Year 2016
Weighted Average Notional Amount	$360,000	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.30%	1.27%	1.49%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed LIBOR rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

Counterparty Risk

At June 30, 2013, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at June 30, 2013
Barclays (A+)	$1,476	$3,812	$—	$—	$5,288
BBVA Compass (BBB-)	234	195	—	—	429
BMO (A+)	6,933	1,509	—	—	8,442
CIBC (A+)	2,544	2,637	—	—	5,181
Citibank (A)	—	5,131	(336)	—	4,795
Credit Agricole (A)	—	—	(325)	(692)	(1,017)
Natixis (A)	1,359	2,536	(80)	—	3,815
RBC (AA-)	764	1,507	(1,257)	—	1,014
Scotia Capital (A+)	3,236	5,439	(545)	(1,268)	6,862
Wells Fargo (AA-)	11,557	3,126	(2,128)	(1,551)	11,004
Deutsche Bank (A+)	793	1,251	—	—	2,044
Comerica (A)	—	161	(220)	—	(59)
Fifth Third Bank (BBB+)	4	442	—	—	446
JP Morgan (A)	11,390	35,631	—	—	47,021
Bank of America (A)	1,384	1,926	(487)	(883)	1,940
Total	$41,674	$65,303	$(5,378)	$(4,394)	$97,205

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

We were a party to the ENP Litigation as discussed in Part I—Item 3—Legal Proceedings in our 2012 Annual Report. A detailed discussion on the developments of the ENP Litigation is as follows.

On April 5, 2011, Stephen Bushansky, a purported unitholder of ENP, filed a putative class action complaint in the Delaware Court of Chancery on behalf of the unitholders of ENP. Another purported unitholder of ENP, William Allen, filed a similar action in the same court on April 14, 2011. The Bushansky and Allen actions have been consolidated under the caption In re: Encore Energy Partners LP Unitholder Litigation, C.A. No. 6347-VCP (the “Delaware State Court Action”). On December 28, 2011, those plaintiffs jointly filed their second amended consolidated class action complaint naming as defendants ENP, Scott W. Smith, Richard A. Robert, Douglas Pence, W. Timothy Hauss, John E. Jackson, David C. Baggett, Martin G. White, and Vanguard. That putative class action complaint alleged, among other things, that defendants breached the partnership agreement by recommending a transaction that was not fair and reasonable. Plaintiffs sought compensatory damages. Vanguard filed a motion to dismiss this lawsuit. On August 31, 2012, the Chancery Court entered an order granting Vanguard's motion to dismiss the complaint for failure to state a claim and dismissing the Delaware State Court Action with prejudice. On September 27, 2012, Mr. Allen filed a notice of appeal of the dismissal of his lawsuit. On July 22, 2013, the Delaware Supreme Court affirmed the dismissal of the lawsuit.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities units, please refer to Part I—Item 1A—Risk Factors in our 2012 Annual Report, as supplemented by the risk factor set forth below, and to Part II—Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. There have been no other material changes to the risk factors set forth in our 2012 Annual Report and Part II—Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
In addition to the discussion in our 2012 Annual Report, on May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development or production activities or be precluded from drilling wells.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed June 19, 2013 (File No. 001-33756)
4.1	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit B to Exhibit 3.3).	Form 8-K, filed June 19, 2013 (File No. 001-33756)
10.1	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Scott W. Smith	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.2	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Richard A. Robert	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.3	Form of Restricted Unit Award Agreement	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.4	Form of Phantom Unit Award Agreement	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.5	Fourth Amendment, dated April 16, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: August 1, 2013
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)