Form 10-Q
period 2013-09-30
Vanguard Natural Resources, LLC
filed 2013-10-31
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
☐  Yes ☒  No

Common units outstanding on October 30, 2013: 77,500,753.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”), our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013 and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil, natural gas and NGLs sales	$121,510	$78,871	$334,929	$228,029
Realized gain (loss) on commodity derivative contracts	(5,359)	318	(2,175)	(756)
Unrealized gain (loss) on commodity derivative contracts	(12,355)	(51,332)	13,781	9,243
Total revenues	103,796	27,857	346,535	236,516

Costs and expenses:
Production:
Lease operating expenses	25,339	19,514	76,021	54,754
Production and other taxes	11,097	7,053	30,404	21,164
Depreciation, depletion, amortization, and accretion	41,750	31,245	123,354	73,897
Impairment of oil and natural gas properties	—	18,029	—	18,029
Selling, general and administrative expenses	5,730	5,499	19,179	15,298
Total costs and expenses	83,916	81,340	248,958	183,142

Income (loss) from operations	19,880	(53,483)	97,577	53,374

Other income (expense):
Interest expense	(14,832)	(12,389)	(46,233)	(27,548)
Realized loss on interest rate derivative contracts	(987)	(468)	(2,896)	(1,610)
Unrealized gain (loss) on interest rate derivative contracts	(742)	(2,463)	3,294	(5,507)
Gain (loss) on acquisition of oil and natural gas properties, net	(236)	—	5,591	13,796
Other	38	76	66	191
Total other expense	(16,759)	(15,244)	(40,178)	(20,678)
Net income (loss)	$3,121	$(68,727)	$57,399	$32,696
Distributions to Preferred unitholders	(1,240)	—	(1,392)	—
Net income (loss) available to Common and Class B unitholders	$1,881	$(68,727)	$56,007	$32,696

Net income (loss) per Common and Class B units – basic and diluted	$0.02	$(1.29)	$0.78	$0.62

Weighted average common units outstanding:
Common units – basic	77,483	52,719	70,931	52,135
Common units – diluted	77,748	52,719	71,361	52,188
Class B units – basic & diluted	420	420	420	420

 See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,426	$11,563
Trade accounts receivable, net	75,050	51,880
Derivative assets	30,733	46,690
Other current assets	4,051	3,858
Total current assets	117,260	113,991

Oil and natural gas properties, at cost	2,492,082	2,126,268
Accumulated depletion, amortization and impairment	(670,413)	(550,032)
Oil and natural gas properties evaluated, net – full cost method	1,821,669	1,576,236

Other assets
Goodwill	420,955	420,955
Derivative assets	62,849	53,240
Other assets	33,262	35,712
Total assets	$2,455,995	$2,200,134

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$9,638	$8,417
Affiliates	163	32
Accrued liabilities:
Lease operating	9,421	7,884
Development capital	8,231	4,754
Interest	22,693	11,573
Production and other taxes	19,393	12,852
Derivative liabilities	11,638	5,366
Oil and natural gas revenue payable	19,333	8,226
Distribution payable	16,339	11,919
Other	10,819	8,479
Total current liabilities	127,668	79,502

Long-term debt	957,815	1,247,631
Derivative liabilities	5,337	11,996
Asset retirement obligations, net of current portion	70,059	60,096
Other long-term liabilities	1,345	3,445
Total liabilities	1,162,224	1,402,670

Commitments and contingencies (Note 8)

Members’ equity
Preferred units, 2,520,000 units issued and outstanding at September 30, 2013	60,635	—
Common units, 77,498,386 units issued and outstanding at September 30, 2013 and 58,706,282 at December 31, 2012	1,230,871	794,426
Class B units, 420,000 issued and outstanding at September 30, 2013 and December 31, 2012	2,265	3,038
Total members’ equity	1,293,771	797,464
Total liabilities and members’ equity	$2,455,995	$2,200,134

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE YEAR ENDED DECEMBER 31, 2012
(in thousands)
(Unaudited)

	Preferred Units	Preferred Units Amount	Common Units	Common Units Amount	Class B Units	Class B Units Amount	Total Members’ Equity
Balance at December 31, 2011	—	$—	48,320	$839,714	420	$4,207	$843,921
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(151,021)	—	(1,169)	(152,190)
Issuance of Common units, net of offering costs of $1,109	—	—	12,149	321,900	—	—	321,900
Common units received in exchange for Appalachian Basin properties	—	—	(1,900)	(52,480)	—	—	(52,480)
Unit-based compensation	—	—	87	4,178	—	—	4,178
Options exercised	—	—	50	950	—	—	950
Net loss	—	—	—	(168,815)	—	—	(168,815)
Balance at December 31, 2012	—	$—	58,706	$794,426	420	$3,038	$797,464
Issuance of Common units for the acquisition of oil and natural gas properties	—	—	1,075	29,992	—	—	29,992
Issuance of Preferred units, net of offering costs of $380	2,520	60,635	—	—	—	—	60,635
Issuance of Common units, net of offering costs of $325	—	—	17,628	477,279	—	—	477,279
Distributions to Preferred unitholders (see Note 9)	—	—	—	(1,392)	—	—	(1,392)
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(132,097)	—	(773)	(132,870)
Unit-based compensation	—	—	89	5,264	—	—	5,264
Net income	—	—	—	57,399	—	—	57,399
Balance at September 30, 2013	2,520	$60,635	77,498	$1,230,871	420	$2,265	$1,293,771

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
Operating activities	2013	2012
Net income	$57,399	$32,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	123,354	73,897
Impairment of oil and natural gas properties	—	18,029
Amortization of deferred financing costs	2,811	2,086
Amortization of debt discount	184	113
Deferred taxes	(563)	(139)
Compensation related items	4,445	3,258
Amortization of premiums paid on derivative contracts	165	10,516
Amortization of value on derivative contracts acquired	22,872	14,096
Unrealized gains on commodity and interest rate derivative contracts, net	(17,075)	(3,736)
Gain on acquisition of oil and natural gas properties, net	(5,591)	(13,796)
Changes in operating assets and liabilities:
Trade accounts receivable	(27,006)	(985)
Payables to affiliates	131	(1,362)
Other current assets	(1,093)	388
Price risk management activities, net	(147)	(8,176)
Accounts payable and oil and natural gas revenue payable	12,328	8,741
Accrued expenses and other current liabilities	26,488	23,113
Other assets	431	422
Net cash provided by operating activities	199,133	159,161

Investing activities
Additions to property and equipment	(1,735)	(392)
Additions to oil and natural gas properties	(42,192)	(40,285)
Acquisitions of oil and natural gas properties and derivative contracts	(270,097)	(452,114)
Deposits and prepayments of oil and natural gas properties	(5,262)	(4,761)
Proceeds from the sale of leasehold interests	—	5,522
Net cash used in investing activities	(319,286)	(492,030)

Financing activities
Proceeds from long-term debt	435,500	896,459
Repayment of long-term debt	(725,500)	(750,000)
Proceeds from preferred unit offerings, net	60,635	—
Proceeds from common unit offerings, net	477,279	322,021
Distributions to Preferred unitholders	(1,185)	—
Distributions to Common and Class B unitholders	(128,657)	(104,508)
Financing fees	(2,056)	(10,484)
Exercised options granted to officers	—	950
Net cash provided by financing activities	116,016	354,438

Net increase (decrease) in cash and cash equivalents	(4,137)	21,569
Cash and cash equivalents, beginning of period	11,563	2,851
Cash and cash equivalents, end of period	$7,426	$24,420

Supplemental cash flow information:
Cash paid for interest	$32,344	$11,480
Non-cash investing and financing activities:
Asset retirement obligations, net	$9,138	$8,797
Common units issued for the acquisition of oil and gas properties	$29,992	$—
Common units received in exchange for Appalachian Basin properties	$—	$52,478

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

As of September 30, 2013, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2012 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

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

Capitalized costs are limited to a ceiling based on the present value of future net revenues, computed using the 12-month unweighted average of first-day-of-the-month historical price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write-downs are included in the Consolidated Statements of Operations as an impairment charge. No ceiling test impairment was required during the nine months ended September 30, 2013. We recorded a non-cash ceiling test impairment of oil and natural gas properties for the quarter ended September 30, 2012 of $18.0 million. The impairment was a result of a decline in natural gas prices at the measurement date, September 30, 2012. This impairment was calculated using the 12-month average price of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil.

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

During the nine months ended September 30, 2013, we completed certain acquisitions of oil and natural gas properties located in our various operating regions. The total consideration transferred for the purchase of these properties amounted to $297.3 million, in the aggregate, including cash consideration of $267.3 million and $30.0 million paid in common equity by issuing 1,075,000 VNR common units, at an agreed price of $27.65 per common unit, valued at the closing price of $27.90 at the closing date of the acquisition. During the three months ended September 30, 2013, we completed an acquisition that resulted in goodwill of $0.2 million, which was immediately impaired and recorded as a loss. During the nine months ended September 30, 2013, our acquisitions resulted in a gain of $7.3 million and in goodwill of $1.7 million, which was immediately impaired and recorded as a loss, resulting in a net gain of $5.6 million for the period.

On December 31, 2012, we completed the acquisition of natural gas and liquids properties in the Piceance Basin in Colorado and Powder River and Wind River Basins in Wyoming, with an effective date of October 1, 2012. We completed this acquisition for an adjusted purchase price of $324.7 million. We refer to this acquisition as the "Rockies Acquisition."

On June 29, 2012, we completed the acquisition of natural gas and liquids properties in the Woodford Shale in Oklahoma and Fayetteville Shale in Arkansas of the Arkoma Basin, with an effective date of April 1, 2012. Additionally, upon closing of this acquisition, we assumed natural gas swaps. We completed this acquisition for an adjusted purchase price of $428.5 million. We refer to this acquisition as the "Arkoma Basin Acquisition."

During 2012, we completed other smaller acquisitions of oil and natural gas properties located in various operating regions. We paid, in the aggregate, approximately $24.8 million in total consideration for these properties.

During the nine months ended September 30, 2012, our acquisitions resulted in a gain of $14.1 million and in goodwill of $0.3 million, which was immediately impaired and recorded as a loss, resulting in a net gain of $13.8 million for the period. For a complete description of our 2012 acquisitions, please refer to footnote 2 of our consolidated financial statements contained in our 2012 Annual Report.

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three and nine months ended September 30, 2013 and 2012 to show the effect on our consolidated results of operations as if our acquisitions completed in 2013 had occurred on January 1, 2012, and as if the Arkoma Basin Acquisition, the Rockies Acquisition and our other smaller acquisitions completed during 2012 had occurred on January 1, 2011.

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and natural gas properties acquired during 2013 and 2012, adjusted for (1) the assumption of asset retirement obligations and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired, (3) interest expense on additional borrowings necessary to finance the acquisitions, and (4) interest expense on the Senior Notes (defined in Note 3. Long-Term Debt), including the amortization of discount on bonds payable. The impact of the issuance of 1,075,000 VNR common units as consideration for one of our 2013 acquisitions is also reflected in the pro forma results. As discussed in Note 3 of our consolidated financial statements, we used a portion of the net proceeds from the Senior Notes offering to repay all indebtedness outstanding under a second lien term loan and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility. The repayment therefore resulted in an increase in the amount available for borrowing under our Reserve-Based Credit Facility. The pro forma results assume that the increase in borrowing capacity provided us available funding for the Arkoma Basin Acquisition. The unaudited pro forma results also reflect the impact of the Unit Exchange, including the elimination of the results of operations from the properties we previously owned in the Appalachian Basin and the receipt of the 1.9 million common units received as consideration for the exchange, as if it had occurred on January 1, 2011. The net gain and loss on acquisitions of oil and natural gas properties was excluded from the pro forma results for the three and nine months ended September 30, 2013 and 2012. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma (in thousands, except per unit data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$103,796	$65,635	$362,510	$407,845
Net income (loss)	$2,117	$(68,987)	$52,972	$31,670
Net income (loss) per unit:
Common & Class B units – basic and diluted	$0.03	$(1.27)	$0.73	$0.60

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the Unit Exchange in the pro forma results for the nine months ended September 30, 2012 presented above are as follows:

(in thousands)
Revenues	$3,267
Excess of revenues over direct operating expenses	$(400)

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for all of our acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Arkoma Basin Acquisition
Revenues	$14,473	$12,048	$42,754	$12,048
Excess of revenues over direct operating expenses	$11,894	$9,953	$35,186	$9,953
Rockies Acquisition
Revenues	$14,820	$—	$47,231	$—
Excess of revenues over direct operating expenses	$8,827	$—	$31,215	$—
All other acquisitions
Revenues	$15,903	$551	$32,288	$1,047
Excess of revenues over direct operating expenses	$11,285	$400	$21,983	$782

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	September 30, 2013	December 31, 2012
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$410,000	$700,000
Senior Notes	7.875% (2)	April 1, 2020	550,000	550,000
			$960,000	$1,250,000
Unamortized discount on Senior Notes			(2,185)	(2,369)
Total long-term debt			$957,815	$1,247,631

(1)	Variable interest rate was 1.93% and 2.22% at September 30, 2013 and December 31, 2012, respectively.

(2)	Effective interest rate was 8.0%.

Senior Secured Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and an initial borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). As of September 30, 2013, there were $410.0 million of outstanding borrowings and $888.3 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $1.7 million reduction in availability for letters of credit (discussed below).

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

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At September 30, 2013, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At September 30, 2013, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility allows us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4. Price and Interest Rate Risk Management Activities for further discussion.

Letters of Credit

At September 30, 2013, we have unused irrevocable standby letters of credit of approximately $1.7 million. The letters of credit have an initial term that ends on December 31, 2013 with subsequent twelve month term extensions automatically commencing each year thereafter. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The issuers of the Senior Notes and Additional Senior Notes are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to certain customary release provisions, including: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets; (ii) upon the sale or other disposition of our equity interests in the subsidiary; (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture; (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture; (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities; or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At September 30, 2013, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, $389.4 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

4. Price and Interest Rate Risk Management Activities

We have entered into derivative contracts with counterparties that are lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts are based on certain market indexes and prices at our primary sales points. During the first nine months of 2013, our derivative transactions included the following:

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

•
Put options sold - a structure that may be combined with an existing swap to raise the strike price, putting us in either a higher asset position or a lower liability position. In general, selling a put option is used to enhance an existing position or a position that we intend to enter into simultaneously.

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

Under ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”), all derivative instruments are recorded on the Consolidated Balance Sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We have elected not to designate our current portfolio of derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included as unrealized gains (losses) on commodity derivative contracts or gains (losses) on interest rate derivative contracts in the accompanying Consolidated Statements of Operations. We net derivative assets and liabilities for counterparties where we have a legal right of offset.

As of September 30, 2013, we had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
October 1, 2013 – December 31, 2013	12,024,400	$4.63	538,200	$90.47	46,001	$40.30
January 1, 2014 – December 31, 2014	39,750,225	$4.55	1,669,875	$90.07	273,750	$40.87
January 1, 2015 – December 31, 2015	38,507,500	$4.58	619,000	$91.26	91,250	$42.00
January 1, 2016 – December 31, 2016	34,953,000	$4.67	73,200	$92.25	—	$—
January 1, 2017 – December 31, 2017	7,602,000	$4.75	—	$—	—	$—

Swaptions and Call Options Sold

Calls were sold or options were provided to counterparties under swaption agreements to extend the swap into subsequent years as follows:

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
October 1, 2013 – December 31, 2013	—	$—	46,000	$99.50
January 1, 2014 – December 31, 2014	1,642,500	$5.69	492,750	$117.22
January 1, 2015 – December 31, 2015	—	$—	508,445	$105.98
January 1, 2016 – December 31, 2016	—	$—	622,200	$125.00

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential	Pricing Index
October 1, 2013 – December 31, 2013	230,000	$(0.32)	Rocky Mountain CIG and NYMEX Henry Hub Basis Differential
January 1, 2014 – December 31, 2014	452,500	$(0.32)	Rocky Mountain CIG and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
October 1, 2013 – December 31, 2013	147,200	$(0.84)	WTI Midland and WTI Cushing Basis Differential
	82,800	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
	21,000	$9.60	Light Louisiana Sweet Crude and WTI Basis Differential
January 1, 2014 – December 31, 2014	584,000	$(0.84)	WTI Midland and WTI Cushing Basis Differential
	328,500	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
	182,500	$(3.95)	Light Louisiana Sweet Crude and Brent Basis Differential
January 1, 2015 – December 31, 2015	365,000	$(0.90)	WTI Midland and WTI Cushing Basis Differential

Collars

	Oil
Contract Period	Bbls	Floor	Ceiling
October 1, 2013 – December 31, 2013	20,700	$88.89	$102.36
January 1, 2014 – December 31, 2014	12,000	$100.00	$116.20

Three-Way Collars

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
October 1, 2013 – December 31, 2013	299,000	$93.85	$101.67	$72.19
January 1, 2014 – December 31, 2014	1,313,850	$93.47	$101.26	$72.57
January 1, 2015 – December 31, 2015	924,055	$92.10	$101.55	$72.04
January 1, 2016 – December 31, 2016	549,000	$90.00	$95.00	$70.00

Put Options Sold

	Oil
Contract Period	Bbls	Put Sold ($/Bbl)
October 1, 2013 – December 31, 2013	202,400	$65.34
January 1, 2015 – December 31, 2015	619,000	$72.05
January 1, 2016 – December 31, 2016	73,200	$75.00

Put Spread Options

	Oil
Contract Period	Bbls	Floor	Put Sold
January 1, 2015 – December 31, 2015	255,500	$100.00	$75.00

Range Bonus Accumulators

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
October 1, 2013 – December 31, 2013	184,000	$3.88	$104.15	$72.63
January 1, 2014 – December 31, 2014	912,500	$4.94	$103.20	$70.50

Interest Rate Swaps

As of September 30, 2013, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed Libor Rates
October 1, 2013 to December 10, 2016	$20,000	2.17%
October 1, 2013 to October 31, 2016	$40,000	1.65%
October 1, 2013 to August 5, 2015 (1)	$30,000	2.25%
October 1, 2013 to August 6, 2016	$25,000	1.80%
October 1, 2013 to October 31, 2016	$20,000	1.78%
October 1, 2013 to September 23, 2016	$75,000	1.15%
October 1, 2013 to March 7, 2016	$75,000	1.08%
October 1, 2013 to September 7, 2016	$25,000	1.25%
October 1, 2013 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

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

	September 30, 2013
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$127,221	$(33,795)	$93,426
Interest rate derivative contracts	156	—	156
Total derivative instruments	$127,377	$(33,795)	$93,582

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(43,347)	$33,795	$(9,552)
Interest rate derivative contracts	(7,423)	—	(7,423)
Total derivative instruments	$(50,770)	$33,795	$(16,975)

	December 31, 2012
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$134,905	$(35,001)	$99,904
Interest rate derivative contracts	132	(106)	26
Total derivative instruments	$135,037	$(35,107)	$99,930

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(41,775)	$35,001	$(6,774)
Interest rate derivative contracts	(10,694)	106	(10,588)
Total derivative instruments	$(52,469)	$35,107	$(17,362)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (See Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $127.4 million at September 30, 2013.

We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments only with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives, and therefore the risk of such loss is partially mitigated as of September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gains (losses):
Commodity derivatives	$(5,359)	$318	$(2,175)	$(756)
Interest rate swaps	(987)	(468)	(2,896)	(1,610)
	$(6,346)	$(150)	$(5,071)	$(2,366)
Unrealized gains (losses):
Commodity derivatives	$(12,355)	$(51,332)	$13,781	$9,243
Interest rate swaps	(742)	(2,463)	3,294	(5,507)
	$(13,097)	$(53,795)	$17,075	$3,736
Net gains (losses):
Commodity derivatives	$(17,714)	$(51,014)	$11,606	$8,487
Interest rate swaps	(1,729)	(2,931)	398	(7,117)
	$(19,443)	$(53,945)	$12,004	$1,370

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. The carrying amounts of our Senior Notes approximate fair value because they approximate the amounts for which the Senior Notes traded in the secondary market at September 30, 2013. We consider this fair value estimate as a Level 1 input.

Derivative instruments. Our commodity derivative instruments consist of fixed-price swaps, basis swaps, swaptions, call options sold, put spread options, put options sold, collars, three-way collars and range bonus accumulators. We account for our commodity derivatives and interest rate derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps, basis-swaps and swaptions based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option value of the contract floors, ceilings, collars and three-way collars using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We consider the fair value estimate for these derivative instruments as a Level 2 input. We estimate the value of the range bonus accumulators using an option pricing model for both Asian Range Digital options and Asian Put options that takes into account market volatility, market prices and contract parameters. Range bonus accumulators are complex in structure requiring sophisticated valuation methods and greater subjectivity. As such, range bonus accumulators valuation may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in valuations with less certainty. We consider the fair value estimate for range bonus accumulators as a Level 3 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2013
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$93,426	$—	$93,426
Interest rate derivative contracts	—	156	—	156
Total derivative instruments	$—	$93,582	$—	$93,582
Liabilities:
Commodity price derivative contracts	$—	$(8,716)	$(836)	$(9,552)
Interest rate derivative contracts	—	(7,423)	—	(7,423)
Total derivative instruments	$—	$(16,139)	$(836)	$(16,975)

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$99,904	$—	$99,904
Interest rate derivative contracts	—	26	—	26
Total derivative instruments	$—	$99,930	$—	$99,930
Liabilities:
Commodity price derivative contracts	$—	$(6,276)	$(498)	$(6,774)
Interest rate derivative contracts	—	(10,588)	—	(10,588)
Total derivative instruments	$—	$(16,864)	$(498)	$(17,362)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

Unobservable Inputs (Level 3)
(in thousands)
Unobservable inputs at January 1, 2013	$(498)
Total losses	(1,122)
Settlements	784
Unobservable inputs at September 30, 2013	$(836)

Change in unrealized gains included in earnings related to derivatives still held as of September 30, 2013	$(338)

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

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 "Asset Retirement Obligations."  During the nine months ended September 30, 2013 and 2012, in connection with new wells drilled and wells acquired during the period, we incurred and recorded asset retirement obligations totaling $10.4 million and $9.2 million, respectively, at fair value. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.8% and 5.5%; and (4) the average inflation factor (2.5%). These inputs require significant judgments and estimates by the Company's management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of September 30, reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the nine months ended September 30, were as follows (in thousands):

	2013	2012
Asset retirement obligations at January 1,	$63,114	$35,921
Liabilities added during the current period	10,428	9,248
Accretion expense	2,032	914
Retirements	(348)	(451)
Change in estimate	(942)	—
Total asset retirement obligation at September 30,	74,284	45,632
Less: current obligations	(4,225)	(2,269)
Long-term asset retirement obligation at September 30,	$70,059	$43,363

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

Prior to the completion of the Unit Exchange, we relied on Vinland Energy Eastern, LLC (“Vinland”) to execute our drilling program, operate our wells and gather our natural gas in the Appalachian Basin. We reimbursed Vinland $60.00 per well per month (in addition to normal third party operating costs) for operating our oil and natural gas properties in the Appalachian Basin under a Management Services Agreement (“MSA”) which costs were reflected in our lease operating expenses. Under a Gathering and Compression Agreement (“GCA”), Vinland received a $0.25 per Mcf transportation fee on existing wells drilled prior to December 31, 2006 and $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” In June 2010, we began discussions with Vinland regarding an amendment to the GCA to go into effect beginning on July 1, 2010. The amended agreement would provide gathering and compression services based upon actual costs plus a margin of $0.055 per mcf. We and Vinland agreed in principle to this change effective July 1, 2010 and jointly operated on this basis, however, no formal agreement between us and Vinland was signed. Under the GCA, the transportation fee that we paid to Vinland only encompassed transporting the natural gas to third party pipelines at which point additional transportation fees to natural gas markets applied. These transportation fees were outlined in the GCA and are reflected in our lease operating expenses. Costs incurred under the MSA and GCA were $0.6 million and $0.4 million, respectively, for the nine months ended September 30, 2012. As a result of the Unit Exchange, the MSA and GCA were terminated, and thus no costs were incurred under the MSA or GCA in 2013.

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

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of September 30, 2013. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
October 1, 2013 - December 31, 2013	$1,526
2014	6,214
2015	5,256
2016	4,797
2017	4,146
Thereafter	8,636
Total	$30,575

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

9.  Preferred Units, Common Units and Net Income per Common and Class B Unit

Basic net income per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income available to common and Class B unitholders by the weighted average number of units outstanding during the period. Diluted net income per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. As of September 30, 2013, we had three classes of units outstanding: (i) units representing limited liability company interests (“common units”) listed on the NASDAQ under the symbol VNR, (ii) Class B units, granted to executive officers and an employee and (iii) Series A Cumulative Redeemable Perpetual Preferred Units representing preferred equity company interests ("Series A Preferred Units") listed on the NASDAQ under the symbol VNRAP as discussed in Note 11. Shelf Registration Statements. The Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income per unit. Series A Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income per unit.

For the three and nine months ended September 30, 2013, the 561,934 phantom units granted to officers, board members and employees from 2010 to date under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“VNR LTIP”) have been included in the computation of diluted income per common and Class B unit as 265,152 and 429,990 additional common units that would have been issued and outstanding under the treasury stock method assuming the phantom units had been exercised at the beginning of the respective periods. Of the 561,934 phantom units granted to date, 522,500 of them were granted to officers prior to September 30, 2012 and have been excluded in the computation of net income per common and Class B unit for the three and nine months ended September 30, 2012 as they had no dilutive effect. For the three months ended September 30, 2012, the 125,000 options previously granted to officers under the VNR LTIP have been excluded in the computation of earnings per unit as they had no dilutive effect. These options are included for the nine months ended September 30, 2012 as 53,189 additional common units that would have been issued and outstanding under the treasury stock method assuming the options had been exercised at the beginning of the period. All options were exercised by the officers during the third and fourth quarter of 2012.

In accordance with ASC Topic 260, dual presentation of basic and diluted net income per common and Class B unit has been presented in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 including each class of units issued and outstanding during the respective periods: common units and Class B units.  Net income available to common and Class B unitholders per unit is allocated to the common units and the Class B units on an equal basis.

The Series A Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series A Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units, at our option, in connection with a change of control. At any time on or after June 15, 2023, we may redeem the Series A Preferred Units, in whole or in part, out of amounts legally available therefore, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. We may also redeem the Series A Preferred Units in the event of a change of control. Holders of Series A Preferred Units will have no voting rights except for limited voting rights if we fail to pay dividends for eighteen or more monthly periods (whether or not consecutive) and in certain other limited circumstances or as required by law.

Distributions Declared

Distributions on the Series A Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors. We will pay cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.1641 per preferred unit, or 7.875% of the liquidation preference of $25.00 per preferred unit, per year. The initial prorated monthly distribution of $0.1422 on the Series A Preferred Units was paid on July 15, 2013. Subsequent to the initial distribution, monthly distributions were declared and paid to preferred unitholders at the monthly rate of $0.1641 per preferred unit. On October 21, 2013, our board of directors declared a cash distribution for the Series A Preferred Units. See Note 12. Subsequent Events for further discussion.

The following table shows the distribution amount per common and Class B unit, declared date, record date and payment date of the cash distributions we paid on each of our common and Class B units for each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

On August 2, 2012, we announced a change in the payment of our cash distributions on our common and Class B units from quarterly to monthly commencing with the July 2012 distribution. On October 21, 2013, our board of directors declared a cash distribution on the common and Class B units attributable to the month of September 2013. See Note 12. Subsequent Events for further discussion.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2013
Third Quarter
August	$0.2075	September 12, 2013	October 1, 2013	October 15, 2013
July	$0.2075	August 20, 2013	September 3, 2013	September 13, 2013
Second Quarter
June	$0.2050	July 18, 2013	August 1, 2013	August 14, 2013
May	$0.2050	June 20, 2013	July 1, 2013	July 15, 2013
April	$0.2050	April 30, 2013	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	April 19, 2013	May 1, 2013	May 15, 2013
February	$0.2025	March 21, 2013	April 1, 2013	April 12, 2013
January	$0.2025	February 18, 2013	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	January 25, 2013	February 4, 2013	February 14, 2013
November	$0.2025	December 19, 2012	January 2, 2013	January 14, 2013
October	$0.2025	November 16, 2012	December 3, 2012	December 14, 2012
Third Quarter
September	$0.20	October 18, 2012	November 1, 2012	November 14, 2012
August	$0.20	September 17, 2012	October 1, 2012	October 15, 2012
July	$0.20	August 20, 2012	September 4, 2012	September 14, 2012
Second Quarter	$0.60	July 23, 2012	August 7, 2012	August 14, 2012
First Quarter	$0.5925	April 24, 2012	May 8, 2012	May 15, 2012
2011
Fourth Quarter	$0.5875	January 18, 2012	February 7, 2012	February 14, 2012

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

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth, and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. Each of the four components will be weighted equally in calculating the respective executive officer's annual bonus. The annual bonus does not require a minimum payout, although the maximum payout may not exceed two (2) times the executive's respective annual base salary. As of September 30, 2013, an accrued liability was recognized and compensation expense of $1.3 million was recorded related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

Restricted and Phantom Units

Under the Amended Agreements, the executives are also eligible to receive annual equity-based compensation awards, consisting of restricted units and/or phantom units granted under the VNR LTIP. Each of the executives are eligible to receive annual equity-based compensation awards having an aggregate fair market value equal to the executive's then-current annual base salary times a set multiplier, which such multiplier is five (5) times in the case of Mr. Smith, three and a half (3.5) times in the case of Mr. Robert, and two and three-quarters (2.75) times in the case of Mr. Pence.

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

On August 1, 2012, three of our executives were granted a total of 390,000 phantom units. These phantom unit grants were made under the VNR LTIP and are subject to vesting in five equal annual installments, with the first vesting date being May 18, 2013, and each subsequent vesting date occurring on each annual anniversary of the first vesting date. During the nine months ended September 30, 2013, our four independent board members were granted a total of 18,684 phantom units which will vest one year from the date of grant and VNR employees were granted a total of 68,504 phantom units. The phantom units are accompanied by dividend equivalent rights, which entitle the board members and VNR employees to receive the value of any distributions made by us on our units generally with respect to the number of phantom shares that the board members and the VNR employees received pursuant to these grants.

As of September 30, 2013, an accrued liability of $1.1 million has been recorded related to phantom units granted to executive officers, board members and employees and non-cash unit-based compensation expense of $0.2 million and $0.60 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations for three months ended September 30, 2013 and 2012, respectively, and $1.9 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Non-Vested Restricted Unit Grants

Historically, we have granted restricted common units to employees as partial consideration for services to be performed and have accounted for these grants under ASC Topic 718, "Compensation-Stock Compensation." The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant.  This value is amortized over the vesting period as referenced above.  A summary of the status of the non-vested units as of September 30, 2013 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2012	289,813	$27.97
Forfeited	(6,507)	$29.07
Vested	(112,645)	$27.35
Non-vested restricted units at September 30, 2013	170,661	$28.34

At September 30, 2013, there was approximately $3.5 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.8 years. Our Consolidated Statements of Operations reflect non-cash compensation of $0.9 million and $1.4 million in the Selling, general and administrative expenses line item for the three months ended September 30, 2013 and 2012, respectively, and $4.4 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the existing agreement with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units provided for under the 2011 Distribution Agreement, approximately $4.0 million of our common units were issued and sold under a prospectus supplement to our 2009 Shelf Registration Statement, which expired in August 2012. The remaining $196.0 million of the common units may be offered pursuant to a new prospectus supplement to the 2012 Shelf Registration Statement. Total net proceeds received under the 2011 Distribution Agreement during the nine months ended September 30, 2013, were approximately $31.5 million, after commissions, from the sales of 1,103,499 common units.

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

On June 4, 2013, we completed a public offering of 7,000,000 of our common units at a price of $28.35 per unit. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $190.9 million from this offering, after deducting underwriting discounts of $7.4 million and offering costs of $0.1 million. In July 2013, we received proceeds of $8.9 million from the sale of an additional 325,000 of our common units at a price of $28.35 per unit that were purchased by the underwriters to cover over-allotments. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

Preferred Units

On June 19, 2013, we completed a public offering of 2,520,000 7.875% Series A Preferred Units at a price of $25.00 per unit. The total of 2,520,000 Series A Preferred Units includes 320,000 Series A Preferred Units purchased pursuant to the underwriters' over-allotment option. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement. We received proceeds of approximately $60.6 million from this offering, after deducting discounts of $2.0 million and offering costs of $0.4 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

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

12.  Subsequent Events

Distributions

On October 21, 2013, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of September 2013 of $0.2075 per common and Class B unit ($2.49 on an annualized basis) expected to be paid on November 14, 2013 to Vanguard unitholders of record on November 1, 2013.

Also on October 21, 2013, our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per preferred unit expected to be paid on November 15, 2013 to Vanguard preferred unitholders of record on November 8, 2013.

On October 30, 2013, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of October 2013 of $0.2075 per common unit ($2.49 on an annualized basis) expected to be paid on December 13, 2013 to Vanguard unitholders of record on December 2, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its Consolidated Subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the nine months ended September 30, 2013 and 2012. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our 2012 Annual Report and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

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

As of September 30, 2013, based on internal reserve estimates, our total estimated proved reserves were 175.2 MMBOE, of which approximately 27% were oil reserves, 56% were natural gas reserves and 17% were NGLs reserves.  Of these total estimated proved reserves, approximately 75%, or 131.9 MMBOE, were classified as proved developed. Also, at September 30, 2013, we owned working interests in 7,270 gross (2,545 net) productive wells. Our operated wells accounted for approximately 58% of our total estimated proved reserves at September 30, 2013. Our average net daily production for the nine months ended September 30, 2013 and the year ended December 31, 2012 was 34,957 BOE/day and 18,298 BOE/day, respectively. We own working interests in approximately 794,639 gross undeveloped acres surrounding our existing wells. As of September 30, 2013, based on internal reserve estimates, approximately 25%, or 43.3 MMBOE, of our estimated proved reserves were attributable to our working interests in undeveloped acreage.

Business Environment

Price Volatility

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as commodity prices, access to capital, economic, political and regulatory developments, and competition from other sources of energy. Oil, natural gas and NGLs prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil, natural gas or NGLs could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and our ability to pay cash distributions to our unitholders. We have mitigated the volatility on our cash flows by entering into oil price derivative contracts through 2016, natural gas price derivative contracts through 2017, and NGLs price derivative contracts through 2015. These hedges are placed on a portion of our proved producing and a portion of our total anticipated production during this time frame. As oil, natural gas and NGLs prices fluctuate, we will recognize non-cash, unrealized gains and losses in our Consolidated Statements of Operations related to the change in fair value of our commodity derivative contracts.

Production Decline

We also face the challenge of oil, natural gas and NGLs production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the nine months ended September 30, 2013, we drilled 3 gross (1.2 net) operated wells and completed 5 gross (2.0 net) operated wells. We also participated in the drilling of 68 gross (3.9 net) non-operated wells and 64 gross (4.3 net) non-operated wells were completed during the first nine months of 2013. Our ability to add production through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals as well as voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our cash flow at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt or equity securities on favorable terms, or at all, and we may be unable to refinance our borrowings when our credit facilities expire. Additionally, in the event of significant declines in commodity prices, the borrowing base under our Reserve-Based Credit Facility may be redetermined such that it could affect our ability to make distributions.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(a)	2012(a)	2013(a)	2012(a)(b)
Revenues:
Oil sales	$77,236	$56,606	$205,454	$177,126
Natural gas sales	30,655	15,193	94,189	29,931
NGLs sales	13,619	7,072	35,286	20,972
Oil, natural gas and NGLs sales	121,510	78,871	334,929	228,029
Realized gain (loss) on commodity derivative contracts	(5,359)	318	(2,175)	(756)
Unrealized gain (loss) on commodity derivative contracts	(12,355)	(51,332)	13,781	9,243
Total revenues	$103,796	$27,857	$346,535	$236,516
Costs and expenses:
Production:
Lease operating expenses	$25,339	$19,514	$76,021	$54,754
Production and other taxes	11,097	7,053	30,404	21,164
Depreciation, depletion, amortization, and accretion	41,750	31,245	123,354	73,897
Impairment of oil and natural gas properties	—	18,029	—	18,029
Selling, general and administrative expenses	4,788	4,059	14,734	12,040
Non-cash compensation	942	1,440	4,445	3,258
Total costs and expenses	$83,916	$81,340	$248,958	$183,142
Other income (expense):
Interest expense	$(14,832)	$(12,389)	$(46,233)	$(27,548)
Realized loss on interest rate derivative contracts	$(987)	$(468)	$(2,896)	$(1,610)
Unrealized gain (loss) on interest rate derivative contracts	$(742)	$(2,463)	$3,294	$(5,507)
Gain (loss) on acquisition of oil and natural gas properties, net	$(236)	$—	$5,591	$13,796
Other	$38	$76	$66	$191

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Oil, natural gas and NGLs sales increased $42.6 million to $121.5 million during the three months ended September 30, 2013 as compared to the same period in 2012. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended September 30,		Percentage Increase / (Decrease)
	2013(a)	2012(a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$97.38	$82.98	17%
Natural Gas (Price/Mcf)	$2.47	$1.84	34%
NGLs (Price/Bbl)	$35.51	$37.91	(6)%
Average realized prices, including hedges(b):
Oil (Price/Bbl)	$84.37	$83.14	1%
Natural Gas (Price/Mcf)	$3.48	$4.01	(13)%
NGLs (Price/Bbl)	$35.56	$37.91	(6)%
Average NYMEX prices:
Oil Price (Price/Bbl)	$105.82	$92.15	15%
Natural Gas Price (Price/Mcf)	$3.57	$2.81	27%
Total production volumes:
Oil (MBbls)	793	682	16%
Natural Gas (MMcf)	12,398	8,238	50%
NGLs (MBbls)	383	187	105%
Combined (MBOE)	3,243	2,242	45%
Average daily production volumes:
Oil (Bbls/day)	8,621	7,415	16%
Natural Gas (Mcf/day)	134,765	89,547	50%
NGLs (Bbls/day)	4,168	2,028	106%
Combined (BOE/day)	35,250	24,367	45%

(a)
During 2013 and 2012, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included with ours from the closing date of the acquisition forward.

(b)	Excludes amortization of premiums paid and amortization on derivative contracts acquired.

The increase in oil, natural gas and NGLs sales during the three months ended September 30, 2013 compared to the same period in 2012 was due primarily to the increase in production from our acquisitions that were completed during 2013 and 2012. Natural gas revenues increased from $15.2 million in the third quarter of 2012 to $30.7 million in the third quarter of 2013 as a result of a 4,160 MMcf increase in our natural gas production volumes. The impact of the increase in production volumes was offset by a 13% decrease in our average realized natural gas price, including hedges, from $4.01 per Mcf during the three months ended September 30, 2012 to $3.48 per Mcf in the same period of 2013, primarily due to a 17% decrease in our weighted average natural gas hedge price. NGLs revenues also increased 93% during the third quarter of 2013 compared to the same period in 2012 primarily due to a 196 MBbls increase in NGLs production volumes, offset by a $2.40 per Bbl decrease in our average realized NGLs price, excluding hedges. Oil revenues increased 36% from $56.6 million in the third quarter of 2012 to $77.2 million in the third quarter of 2013 as a result of an 111 MBbls increase in our oil production volumes and a $14.40 per Bbl, or 17%, increase in our average realized oil price, excluding hedges. This price increase was primarily due to a higher average NYMEX price, which increased from $92.15 per Bbl in the third quarter of 2012 to $105.82 per Bbl in the third quarter of 2013. Overall, our total production for the three months ended September 30, 2013 increased by 45% on a BOE basis compared to the same period in 2012. On a BOE basis, crude oil, natural gas, and NGLs accounted for 24%, 64% and 12%, respectively, of our production during the three months ended September 30, 2013 compared to crude oil, natural gas and NGLs of 30%, 61% and 9%, respectively, of our production during the same period in 2012.

Hedging and Price Risk Management Activities

During the three months ended September 30, 2013, we recognized a $5.4 million realized loss on commodity derivative contracts, which includes $2.1 million related to cash received in settlements offset by $0.1 million in amortization of premiums paid during the period and $7.4 million in amortization of the value on derivative contracts acquired. We also recognized a $12.4 million unrealized loss related to the change in fair value of derivative contracts. These realized and unrealized losses resulted from changes in commodity prices.

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

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $5.8 million to $25.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, of which $7.2 million related to increased lease operating expenses for oil and natural gas properties acquired during the fourth quarter of 2012 and first nine months of 2013. The increase was partially offset by a $1.4 million decrease in maintenance and repair expenses on existing wells.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $4.0 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to higher wellhead revenues as a result of the acquisitions completed during the fourth quarter of 2012 and the first nine months of 2013. As a percentage of wellhead revenues, production, severance and ad valorem taxes increased from 8.9% for the three months ended September 30, 2012 to 9.1% for the three months ended September 30, 2013.

Depreciation, depletion, amortization, and accretion increased by approximately $10.5 million to $41.8 million for the three months ended September 30, 2013 from approximately $31.2 million for the three months ended September 30, 2012, primarily due to a higher depletion base associated with properties acquired in the Rockies Acquisition and our other smaller acquisitions of oil and natural gas properties completed during the fourth quarter of 2012 and first nine months of 2013.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended September 30, 2013 increased $0.7 million to $4.8 million as compared to the three months ended September 30, 2012 primarily due to an increase in compensation related expenses resulting from additional employees hired during the fourth quarter of 2012 and the first nine months of 2013 and increased executive compensation. Non-cash compensation expense for the three months ended September 30, 2013 decreased $0.5 million to $0.9 million as compared to the three months ended September 30, 2012 primarily as a result of the vesting of prior period units granted to officers.

Other Income and Expense

Interest expense increased to $14.8 million for the three months ended September 30, 2013 from $12.4 million for the three months ended September 30, 2012 primarily due to a higher interest rate as a result of the Senior Notes offerings completed in October 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Oil, natural gas and NGLs sales increased $106.9 million to $334.9 million during the nine months ended September 30, 2013 as compared to the same period in 2012. The key oil, natural gas and NGLs revenue measurements were as follows:

	Nine Months Ended September 30,		Percentage Increase / (Decrease)
	2013(a)	2012(a)(b)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$88.70	$85.93	3%
Natural Gas (Price/Mcf)	$2.51	$2.39	5%
NGLs (Price/Bbl)	$36.51	$46.21	(21)%
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$83.45	$84.16	(1)%
Natural Gas (Price/Mcf)	$3.38	$4.59	(26)%
NGLs (Price/Bbl)	$36.68	$46.21	(21)%
Average NYMEX prices:
Oil Price (Price/Bbl)	$98.22	$96.20	2%
Natural Gas Price (Price/Mcf)	$3.68	$2.70	36%
Total production volumes:
Oil (MBbls)	2,316	2,061	12%
Natural Gas (MMcf)	37,565	12,505	200%
NGLs (MBbls)	966	454	113%
Combined (MBOE)	9,543	4,599	108%
Average daily production volumes:
Oil (Bbls/day)	8,484	7,523	13%
Natural Gas (Mcf/day)	137,601	45,639	201%
NGLs (Bbls/day)	3,540	1,656	114%
Combined (BOE/day)	34,957	16,786	108%

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

The increase in oil, natural gas and NGLs sales during the nine months ended September 30, 2013 compared to the same period in 2012 was due primarily to the increase in production from our acquisitions that were completed during 2013 and 2012. Natural gas revenues increased 215% from $29.9 million in the first nine months of 2012 to $94.2 million in the first nine months of 2013 as a result of a 25,060 MMcf increase in our natural gas production volumes. The impact of the increase in production volumes was offset by a 26% decrease in our average realized natural gas price, including hedges, from $4.59 per Mcf during the nine months ended September 30, 2012 to $3.38 per Mcf in the same period of 2013, primarily due to a 16% decrease in our weighted average natural gas hedge price. NGLs revenues also increased 68% during the first nine months of 2013 compared to the same period in 2012 primarily due to a 512 MBbls increase in NGLs production volumes, offset by a $9.70 per Bbl, or 21%, decrease in our average realized NGLs price, excluding hedges. Oil revenues increased 16% from $177.1 million in the first nine months of 2012 to $205.5 million in the first nine months of 2013 as a result of a 255 MBls increase in our oil production volumes and a $2.77 per Bbl, or 3%, increase in our average realized oil price, excluding hedges. This increase was primarily due to a higher average NYMEX price, which increased from $96.20 per Bbl in the first nine months of 2012 to $98.22 per Bbl in the first nine months of 2013. Overall, our total production for the nine months ended September 30, 2013 increased by 108% on a BOE basis compared to the same period in 2012. On a BOE basis, crude oil, natural gas, and NGLs accounted for 24%, 66% and 10%, respectively, of our production during the nine months ended September 30, 2013 compared to crude oil, natural gas and NGLs of 45%, 45% and 10%, respectively, of our production during the same period in 2012.

Hedging and Price Risk Management Activities

During the nine months ended September 30, 2013, we recognized a $2.2 million realized loss on commodity derivative contracts, which includes $20.9 million related to cash received in settlements offset by $0.2 million in amortization of premiums paid during the period and $22.9 million in amortization of the value on derivative contracts acquired. We also recognized a $13.8 million unrealized gain related to the change in fair value of derivative contracts. These realized and unrealized gains and losses resulted from changes in commodity prices.

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

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $21.3 million to $76.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, of which $21.0 million related to increased lease operating expenses for oil and natural gas properties acquired during the fourth quarter of 2012 and first nine months of 2013 and $2.5 million related to increased maintenance and repair expenses on existing wells. Additionally, this increase was offset by approximately $2.2 million of lease operating expenses incurred in the first quarter of 2012 associated with the Appalachian Basin properties divested in March 2012 in connection with the Unit Exchange.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $9.2 million for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to higher wellhead revenues as a result of the acquisitions completed during the fourth quarter of 2012 and the first nine months of 2013. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 9.1% and 9.3% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Depreciation, depletion, amortization, and accretion increased by approximately $49.5 million to $123.4 million for the nine months ended September 30, 2013 from approximately $73.9 million for the nine months ended September 30, 2012, primarily due to a higher depletion base associated with properties acquired in the Rockies Acquisition and our other smaller acquisitions of oil and natural gas properties completed during the fourth quarter of 2012 and first nine months of 2013, offset by a decrease in the depletion base associated with the Appalachian properties divested in connection with the Unit Exchange.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the nine months ended September 30, 2013 increased by $2.7 million to $14.7 million as compared to the nine months ended September 30, 2012. The nine months ended September 30, 2013 included approximately $2.3 million of increased compensation related expenses resulting from additional employees hired during the fourth quarter of 2012 and the first nine months of 2013 and increased executive compensation, and approximately $0.4 million in transition fees related to the Rockies Acquisition completed in the fourth quarter of 2012. Non-cash compensation expense for the nine months ended September 30, 2013 increased $1.2 million to $4.4 million as compared to the nine months ended September 30, 2012. This increase was primarily related to the additional restricted and phantom unit grants in the fourth quarter of 2012 and the first nine months of 2013.

Other Income and Expense

Interest expense increased to $46.2 million for the nine months ended September 30, 2013 from $27.5 million for the nine months ended September 30, 2012 primarily due to a higher interest rate as a result of the Senior Notes offerings completed in April and October 2012.

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

As of September 30, 2013, our critical accounting policies were consistent with those discussed in our 2012 Annual Report.

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

Liquidity and Capital Resources

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and the public debt and equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties. We have in the past and expect in the future to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity or debt, depending on market conditions. As of October 30, 2013, we had $873.2 million available to be borrowed under our Reserve-Based Credit Facility.

Our borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $1.3 billion. We are currently in the process of our semi-annual borrowing base redetermination and anticipate its completion in November 2013. Absent new acquisitions of oil and natural gas properties, if commodity prices decline in the future and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

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

Cash Flow from Operations

Net cash provided by operating activities was $199.1 million during the nine months ended September 30, 2013, compared to $159.2 million during the nine months ended September 30, 2012. Changes in working capital increased total cash flows by $11.1 million for the nine months ended September 30, 2013 and increased total cash flows by $22.1 million in the same period in 2012. Contributing to the increase in working capital during 2013 was a $38.8 million increase in accounts payable and oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The increase in working capital was offset by a $27.0 million increase in accounts receivable related to the timing of receipts from production from the acquisitions. Unrealized derivative gains and losses are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the nine months ended September 30, 2013 or 2012.

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

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $319.3 million for the nine months ended September 30, 2013, compared to $492.0 million during the same period in 2012. Cash used in investing activities during the first nine months of 2013 included $270.1 million for the acquisition of oil and natural gas properties, $42.2 million for the drilling and development of oil and natural gas properties, $1.7 million for additions to property and equipment and $5.3 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties. Cash used in investing activities during the first nine months of 2012 was primarily attributable to $452.1 million for the acquisition of oil and natural gas properties, $40.3 million for the drilling and development of oil and natural gas properties and $4.8 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties, offset by $5.5 million in proceeds from the sale of leasehold interests in the Williston Basin.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $116.0 million for the nine months ended September 30, 2013, compared to $354.4 million for the nine months ended September 30, 2012. Cash provided by financing activities included net proceeds from our public common unit and preferred unit offerings of $537.9 million and proceeds from borrowings under our long-term debt of $435.5 million. Additionally, cash used in financing activities during the nine months ended September 30, 2013 included $725.5 million cash used in the repayments of our long-term debt, $129.8 million cash paid to common, Class B and preferred unitholders in the form of distributions and $2.1 million paid for financing costs. Net cash provided by financing activities during the nine months ended September 30, 2012 included proceeds from borrowings under our long-term debt of $896.5 million and net proceeds from our public common equity offerings of $322.0 million, offset by cash used in financing activities including $750.0 million cash used in the repayments of our long-term debt, $104.5 million cash used in distributions to common and Class B unitholders and $10.5 million paid for financing costs.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and a borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). As of September 30, 2013, there were $410.0 million of outstanding borrowings and $888.3 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $1.7 million reduction in availability for letters of credit (discussed below).

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

As of September 30, 2013, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at September 30, 2013. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the reserve-based credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At September 30, 2013, we have unused irrevocable standby letters of credit of approximately $1.7 million. The letters of credit have an initial term that ends on December 31, 2013 with subsequent twelve month term extensions automatically commencing each year thereafter. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit are provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

Senior Notes

We and VNRF completed a public offering of Senior Notes on April 4, 2012 and Additional Senior Notes on October 9, 2012. The Additional Senior Notes have identical terms, other than the issue date, and constitute part of the same series as and are fungible with the Senior Notes. Further, like the Senior Notes, the Additional Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by our Subsidiary Guarantors, subject to the same guaranty release conditions. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to certain customary release provisions, including: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets; (ii) upon the sale or other disposition of our equity interests in the subsidiary; (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture; (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture; (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities; or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At September 30, 2013, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $389.4 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

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

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

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

Commitments and Contractual Obligations

A summary of our contractual obligations as of September 30, 2013 is provided in the following table (in thousands):

	Payments Due by Year
	2013	2014	2015	2016	2017	After 2017	Total
Management base salaries	$346	$1,385	$1,385	$—	$—	$—	$3,116
Asset retirement obligations (1)	2,060	2,773	2,251	6,241	1,784	59,175	74,284
Derivative liabilities (2)	9,642	21,439	12,871	6,810	8	—	50,770
Reserve-Based Credit Facility (3)	—	—	—	—	—	410,000	410,000
Senior Notes and related interest	32,484	43,313	43,313	43,313	43,312	651,062	856,797
Operating leases	237	938	932	751	766	142	3,766
Development commitments (4)	7,996	15,896	—	—	—	—	23,892
Firm transportation agreements (5)	1,526	6,214	5,256	4,797	4,146	8,636	30,575
Total	$54,291	$91,958	$66,008	$61,912	$50,016	$1,129,015	$1,453,200

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) plus the following adjustments:

•	Net interest expense, including realized gains and losses on interest rate derivative contracts;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Amortization of premiums paid on derivative contracts;

•	Amortization of value on derivative contracts acquired;

•	Unrealized gains and losses on commodity and interest rate derivative contracts;

•	Gains and losses on acquisition of oil and natural gas properties, net;

•	Taxes;

•	Compensation related items, which include unit-based compensation expense and unrealized fair value on phantom units granted to officers; and

•	Material transaction costs incurred on acquisitions.

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

For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, Adjusted EBITDA increased 25%, from $66.3 million to $82.7 million. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, Adjusted EBITDA increased 44%, from $164.0 million to $235.4 million. The following table presents a reconciliation of consolidated net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$3,121	$(68,727)	$57,399	$32,696
Plus:
Interest expense, including realized losses on interest rate derivative contracts	15,819	12,857	49,129	29,158
Depreciation, depletion, amortization, and accretion	41,750	31,245	123,354	73,897
Impairment of oil and natural gas properties	—	18,029	—	18,029
Amortization of premiums paid on derivative contracts	56	3,441	165	10,516
Amortization of value on derivative contracts acquired	7,444	14,213	22,872	14,096
Unrealized (gains) losses on commodity and interest rate derivative contracts	13,097	53,795	(17,075)	(3,736)
(Gain) loss on acquisition of oil and natural gas properties, net	236	—	(5,591)	(13,796)
Taxes	101	(16)	(140)	(153)
Compensation related items	942	1,440	4,445	3,258
Material transaction costs incurred on acquisitions	121	—	843	—
Adjusted EBITDA	$82,687	$66,277	$235,401	$163,965

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

At September 30, 2013, the fair value of commodity derivative contracts was an asset of approximately $83.9 million, of which $21.9 million settles during the next twelve months.

The following table summarizes natural gas commodity derivative contracts in place at September 30, 2013:

	October 1, - December 31, 2013	Year 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	12,024,400	39,750,225	38,507,500	34,953,000	7,602,000
Fixed Price ($/MMBtu)	$4.63	$4.55	$4.58	$4.67	$4.75

	October 1, - December 31, 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	538,200	1,669,875	619,000	73,200
Fixed Price ($/Bbl)	$90.47	$90.07	$91.26	$92.25
Collars:
Notional Volume (Bbls)	20,700	12,000	—	—
Floor Price ($/Bbl)	$88.89	$100.00	$—	$—
Ceiling Price ($/Bbl)	$102.36	$116.20	$—	$—
Three-Way Collars:
Notional Volume (Bbls)	299,000	1,313,850	924,055	549,000
Floor Price ($/Bbl)	$93.85	$93.47	$92.10	$90.00
Ceiling Price ($/Bbl)	$101.67	$101.26	$101.55	$95.00
Put Sold ($/Bbl)	$72.19	$72.57	$72.04	$70.00
Put Spread Options:
Notional Volume (Bbls)	—	—	255,500	—
Floor Price ($/Bbl)	$—	$—	$100.00	$—
Put Sold ($/Bbl)	$—	$—	$75.00	$—
Total Oil Positions:
Notional Volume (Bbls)	857,900	2,995,725	1,798,555	622,200
Floor Price ($/Bbl)	$91.61	$91.60	$92.93	$90.26

	October 1, - December 31, 2013	Year 2014	Year 2015
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Bbls)	17,839	70,773	—
Fixed Price ($/Bbl)	$11.03	$11.03	$—
Mont Belvieu Propane
Notional Volume (Bbls)	13,335	144,157	91,250
Fixed Price ($/Bbl)	$37.91	$40.50	$42.00
Mont Belvieu N. Butane
Notional Volume (Bbls)	3,800	15,075	—
Fixed Price ($/Bbl)	$65.62	$65.62	$—
Mont Belvieu Isobutane
Notional Volume (Bbls)	4,053	16,078	—
Fixed Price ($/Bbl)	$70.24	$70.24	$—
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	6,974	27,667	—
Fixed Price ($/Bbl)	$88.57	$88.57	$—
Total NGLs Positions:
Notional Volume (Bbls)	46,001	273,750	91,250
Fixed Price ($/Bbl)	$40.30	$40.87	$42.00

As of September 30, 2013, the Company sold the following oil put option contracts:

	October 1, - December 31, 2013	Year 2014	Year 2015	Year 2016
Oil Positions:
Notional Volume (Bbls)	202,400	—	619,000	73,200
Put Sold ($/Bbl)	$65.34	$—	$72.05	$75.00

As of September 30, 2013, the Company had the following open range bonus accumulators contracts:

	October 1, - December 31, 2013	Year 2014
Oil Positions:
Notional Volume (Bbls)	184,000	912,500
Bonus ($/Bbl)	$3.88	$4.94
Range Ceiling ($/Bbl)	$104.15	$103.20
Range Floor ($/Bbl)	$72.63	$70.50

The weighted average floor price of the oil positions as of September 30, 2013, including the impact of the range bonus accumulators, is $92.44 for contracts that settle in 2013 and $93.11 for contracts that settle in 2014.

As of September 30, 2013, the Company had the following open basis swap contracts:

	October 1, - December 31, 2013	Year 2014
Gas Positions:
Rocky Mountain CIG and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	230,000	452,500
Weighted-basis differential ($/MMBtu)	$(0.32)	$(0.32)

	October 1, - December 31, 2013	Year 2014	Year 2015
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	147,200	584,000	365,000
Weighted-basis differential ($/Bbl)	$(0.84)	$(0.84)	$(0.90)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	82,800	328,500	—
Weighted-basis differential ($/Bbl)	$(1.05)	$(1.05)	$—
Light Louisiana Sweet Crude and WTI Basis Differential
Notional Volume (Bbls)	21,000	—	—
Weighted-basis differential ($/Bbl)	$9.60	$—	$—
Light Louisiana Sweet Crude and Brent Basis Differential
Notional Volume (Bbls)	—	182,500	—
Weighted-basis differential ($/Bbl)	$—	$(3.95)	$—

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	October 1, - December 31, 2013	Year 2014	Year 2015	Year 2016
Gas Positions:
Notional Volume (MMBtu)	—	1,642,500	—	—
Weighted Average Fixed Price ($/MMBtu)	$—	$5.69	$—	$—
Oil Positions:
Notional Volume (Bbls)	46,000	492,750	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$99.50	$117.22	$105.98	$125.00

Interest Rate Risks

At September 30, 2013, we had debt outstanding of $957.8 million. The amount outstanding under our Reserve-Based Credit Facility at September 30, 2013 was $410.0 million and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.01 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under unrealized gains (losses) on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at September 30, 2013 (in thousands):

	October 1, - December 31, 2013	Year 2014	Year 2015(1)(2)	Year 2016
Weighted Average Notional Amount	$360,000	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.30%	1.27%	1.49%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed LIBOR rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

Counterparty Risk

At September 30, 2013, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current S&P financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at September 30, 2013
Bank of America (A)	$923	$2,826	$(578)	$(906)	$2,265
Barclays (A)	1,024	4,692	—	—	5,716
BBVA Compass (BBB-)	148	—	—	—	148
BMO (A+)	3,732	614	—	—	4,346
CIBC (A+)	980	2,389	—	—	3,369
Citibank (A)	—	5,443	(778)	—	4,665
Comerica (A)	—	—	(378)	(19)	(397)
Credit Agricole (A)	—	—	(386)	(727)	(1,113)
Deutsche Bank (A)	681	1,901	—	—	2,582
Fifth Third Bank (A-)	—	—	(203)	(93)	(296)
JP Morgan (A)	15,490	33,842	—	—	49,332
Morgan Stanley (A-)	—	133	—	—	133
Natixis (A)	1,256	1,673	(655)	—	2,274
RBC (AA-)	776	1,964	(2,617)	(223)	(100)
Scotia Capital (A+)	1,931	5,736	(679)	(1,407)	5,581
Wells Fargo (AA-)	3,792	1,636	(5,364)	(1,962)	(1,898)
Total	$30,733	$62,849	$(11,638)	$(5,337)	$76,607

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I-Item 1A-Risk Factors in our 2012 Annual Report and to Part II-Item 1A-Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013. There have been no other material changes to the risk factors set forth in our 2012 Annual Report and Part II-Item 1A-Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, other than as set forth below.

Treatment of distributions on our Series A Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Series A Preferred Units than the holders of our common units.
The Company will treat distributions on the Series A Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Series A Preferred Units as ordinary income. Although a holder of Series A Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, the company anticipates accruing and making the guaranteed payment distributions monthly. Otherwise, the holders of Series A Preferred Units are generally not anticipated to share in the Company’s items of income, gain, loss or deduction. Nor will the Company allocate any share of its nonrecourse liabilities to the holders of Series A Preferred Units.
A holder of Series A Preferred Units will be required to recognize gain or loss on a sale of units equal to the difference between the unitholder’s amount realized and tax basis in the units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Series A Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Series A Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the unitholder to acquire such Series A Preferred Unit. Gain or loss recognized by a unitholder on the sale or exchange of a Series A Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Series A Preferred Units will not be allocated a share of the Company’s items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.
Investment in the Series A Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of the

Series A Preferred Units will be treated as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) and will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of federal income tax actually due, non-U.S. holders may be required to file United States federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax exempt investors is not certain. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Series A Preferred Units.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed June 19, 2013 (File No. 001-33756)
3.3	Amendment No. 1 To Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed August 5, 2013 (File No. 001-33756)
4.1	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit B to Exhibit 3.3).	Form 8-K, filed June 19, 2013 (File No. 001-33756)
10.1	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Britt Pence	Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.2	Form of Restricted Unit Award Agreement	Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.3	Form of Phantom Unit Award Agreement	Form 8-K, filed July 11, 2013 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: October 31, 2013
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)