Form 10-K
period 2013-12-31
Vanguard Natural Resources, LLC
filed 2014-02-28
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33756

Vanguard Natural Resources, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1521161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3000 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 327-2255
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Units	The NASDAQ Global Select Market
7.875% Series A Cumulative Redeemable Perpetual Preferred Units	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of Vanguard Natural Resources, LLC common units held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,136,497,142 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 25, 2014, 79,365,361 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be furnished to unitholders in connection with its 2014 Annual Meeting of Unitholders are incorporated by reference in Part III— Items 10-14 of this annual report on Form 10-K for the year ending December 31, 2013 (this “Annual Report”). Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

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

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Permian, LLC (“Vanguard Permian”), Vanguard Operating, LLC ("VO"), VNR Finance Corp. (“VNRF”), Encore Energy Partners Operating LLC ("OLLC") and Encore Clear Fork Pipeline LLC. References in this report to “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

PART I

ITEM 1.  BUSINESS

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increasing our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2013, we own properties and oil and natural gas reserves primarily located in eight operating basins:

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Piceance Basin in Colorado;

•	the Gulf Coast Basin in Texas and Mississippi;

•	the Wind River Basin in Wyoming;

•	the Williston Basin in North Dakota and Montana; and

•	the Powder River Basin in Wyoming.

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on the NASDAQ Global Select Market (“NASDAQ”), an exchange of the NASDAQ OMX Group Inc. (Nasdaq: NDAQ), under the symbol “VNR.” Our preferred units are also listed on the NASDAQ under the symbol “VNRAP.”

Organizational Structure

The following diagram depicts our organizational structure as of February 28, 2014:

VANGUARD
NATURAL RESOURCES, LLC
NASDAQ: VNR
100%
100%
VANGUARD NATURAL GAS, LLC
VNR FINANCE CORP.
100%
VANGUARD PERMIAN, LLC
100%
ENCORE ENERGY PARTNERS OPERATING LLC
100%
VANGUARD OPERATING, LLC
100%
ENCORE CLEAR FORK PIPELINE LLC
100%
VNR HOLDINGS, LLC

Recent Developments

On December 23, 2013, we entered into a purchase and sale agreement to acquire natural gas and oil properties in the Pinedale and Jonah fields of Southwestern Wyoming for a purchase price of $581.0 million. We refer to this acquisition as the "Pinedale Acquisition." We completed this acquisition on January 31, 2014 for an adjusted purchase price of $549.1 million. The purchase price was funded with borrowings under our Reserve-Based Credit Facility (defined in Note 3 of the Notes to the Consolidated Financial Statements included in Part II-Item 8. Financial Statements and Supplementary Data) and is subject to additional customary post-closing adjustments to be determined based on an effective date of October 1, 2013. Based on internal reserve estimates, assuming December 2013 NYMEX strip pricing, the interests acquired have estimated total net proved reserves of 847 billion of cubic feet equivalents (765 billion cubic feet of natural gas when assuming SEC pricing), of which, 79% is natural gas and approximately 43% is proved developed.

The NASDAQ Stock Market

On April 11, 2013, we announced the transfer of our stock exchange listing from the New York Stock Exchange to the NASDAQ. Our common units commenced trading on the NASDAQ on April 23, 2013 and remain listed under the ticker symbol “VNR.” Our preferred units commenced trading on the NASDAQ on July 2, 2013 under the ticker symbol “VNRAP.”

2013 Acquisitions of Oil and Natural Gas Properties

On April 1, 2013, we completed the acquisition of natural gas, oil and NGLs properties in the Permian Basin in southeast New Mexico and West Texas from Range Resources Corporation for an adjusted purchase price of $266.2 million. The purchase price was funded with borrowings under our Reserve-Based Credit Facility. The effective date of this acquisition was January 1, 2013. As of December 31, 2013, based on internal reserve estimates, the interest acquired had estimated total net proved reserves of 23.0 MMBOE, of which 49% was natural gas reserves and 53% was proved developed producing.

On June 28, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties located in the San Juan Basin in New Mexico, the D-J Basin in Colorado and the Permian Basin in West Texas for an adjusted purchase price of $29.5 million. As consideration for the purchase, we issued 1,075,000 VNR common units, at an agreed upon price of $27.65 per common unit, valued at the closing price of $27.90. The effective date of this acquisition was July 1, 2013. As of December 31, 2013, based on internal reserve estimates, the interest acquired had estimated total net proved reserves of 21.6 MMcfe (3.6 MMBOE), of which 70% was natural gas reserves and 76% was proved developed producing.

Equity Offerings

Common Units

On February 5, 2013, we completed a public offering of 9,200,000 of our common units at a price of $27.85 per unit, which includes 1,200,000 common units purchased pursuant to the underwriters' over-allotment option. Offers were made pursuant to a prospectus supplement to the 2012 Shelf Registration Statement (discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We received proceeds of approximately $246.1 million from this offering, after deducting underwriting discounts of $10.0 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

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

Proved Reserves

Our total estimated proved reserves at December 31, 2013 were 172.2 MMBOE, of which approximately 26% were oil reserves, 57% were natural gas reserves and 17% were NGLs reserves. Of these total estimated proved reserves, approximately 78% were classified as proved developed. For December 31, 2013, estimated future cash inflows from estimated future production of proved reserves were computed using the average oil, natural gas and NGLs price based upon the 12-month average price of $96.90 per barrel of crude oil, $3.67 per MMBtu for natural gas, and $36.28 per barrel of NGLs.

At December 31, 2013, we owned working interests in 7,277 gross (2,551 net) productive wells. Our operated wells accounted for approximately 58% of our total estimated proved reserves at December 31, 2013. Our average net daily production for the year ended December 31, 2013 was 35,448 BOE/day. Our average proved reserves-to-production ratio, or average reserve life, is approximately 13 years based on our total proved reserves as of December 31, 2013 and our production for 2013.

Additionally, we own approximately 797,118 gross undeveloped acres surrounding our existing wells. As of December 31, 2013, we have identified 386 proved undeveloped drilling locations and over 440 other drilling locations on our leasehold acreage.

Business Strategies

Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders, and over the long-term to increase the amount of our future distributions by executing the following business strategies:

•	Manage our oil and natural gas assets with a focus on maintaining cash flow levels;

•
Replace reserves and/or production either through the development of our extensive inventory of proved undeveloped locations or make accretive acquisitions of oil and natural gas properties in the known producing basins of the continental United States characterized by a high percentage of producing reserves, long-life, stable production and step-out development opportunities;

•	Maintain a conservative capital structure to ensure financial flexibility for opportunistic acquisitions; and

•	Use hedging strategies to reduce the volatility in our revenues resulting from changes in oil, natural gas and NGLs prices.

Properties

As of December 31, 2013, through certain of our subsidiaries, we own interests in oil and natural gas properties located in eight operating basins. The following table presents the production for the year ended December 31, 2013 and the estimated proved reserves for each operating area:

	2013 Net Production	Net Estimated Proved Reserves	PV10 Value
	(MBOE)	(MBOE)	(in millions)
Arkoma Basin	3,957	62,255	$262.9
Permian Basin	2,445	42,432	$593.8
Big Horn Basin	1,282	21,209	$431.1
Piceance Basin	1,595	18,994	$132.6
Gulf Coast Basin	667	9,410	$181.6
Wind River Basin	877	8,682	$83.7
Williston Basin	555	5,796	$139.9
Powder River Basin	1,560	3,481	$8.4

The following is a description of our properties by operating basin:

Arkoma Basin Properties

Our Arkoma Basin properties include properties in the Woodford Shale, located in eastern Oklahoma, the Fayetteville Shale, located in Arkansas, and royalty interests and non-operated working interest. During 2013, the Arkoma Basin properties produced approximately 3,957 MBOE, of which 92% was natural gas. At December 31, 2013, the properties had total proved reserves of approximately 62,255 MBOE or 36% of our total estimated proved reserves at year end, of which 57% were proved developed and 82% were natural gas.

Permian Basin Properties

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States extending over West Texas and southeast New Mexico. The Permian Basin is characterized by oil and natural gas fields with long production histories and multiple producing formations. The majority of our producing wells in the Permian Basin are mature oil wells that also produce high-Btu casinghead gas with significant NGLs content. Our average working interest in these properties is approximately 66%. As of December 31, 2013, our Permian Basin properties consisted of 132,163 gross (94,231 net) acres. During 2013, our Permian Basin operations produced approximately 2,445 MBOE, of which 57% was oil, condensate and NGLs. At December 31, 2013, these properties accounted for approximately 42,432 MBOE or 25% of our total estimated proved reserves at year end, of which 84% were proved developed and 55% were oil, condensate and NGLs.

Big Horn Basin Properties

The Big Horn Basin is a prolific basin which is characterized by oil and natural gas fields with long production histories and multiple producing formations.

Our Big Horn Basin properties are comprised of assets in Wyoming, including the Gooseberry field, and the Elk Basin field in south central Montana. We own working interests ranging from 4% to 100% in our Big Horn Basin properties, which consisted of 25,072 gross (20,932 net) acres as of December 31, 2013. During 2013, our properties in the Big Horn Basin produced approximately 1,282 MBOE, of which 87% was oil.  At December 31, 2013, the Big Horn Basin properties accounted for approximately 21,209 MBOE or 12% of our total estimated proved reserves at year end, of which 96% were proved developed and 85% were oil.

Our Elk Basin field is located in Park County, Wyoming and Carbon County, Montana.  We operate all properties in the Elk Basin area which includes the Embar-Tensleep, Madison and Frontier formations as discussed below.

Embar-Tensleep Formation.  Production in the Embar-Tensleep formation is being enhanced through a tertiary recovery technique involving effluent gas, or flue gas, from a natural gas processing facility located in the Elk Basin field. From 1949 to 1974, flue gas was injected into the Embar-Tensleep formation to increase pressure and improve production of resident hydrocarbons. Flue gas injection was re-established in 1998, and pressure monitoring wells indicate that the reservoir pressure continues to increase. Our wells in the Embar-Tensleep formation of the Elk Basin field are drilled to a depth of 5,100 to 6,600 feet.

Madison Formation.  Production in the Madison formation is being enhanced through a waterflood. We believe that we can enhance production in the Madison formation by, among other things, reestablishing optimal injection and producing well patterns. The wells in the Madison formation of the Elk Basin field are drilled to a depth of 4,400 to 7,000 feet.

Frontier Formation.  The Frontier formation is being produced through primary recovery techniques. The wells in the Frontier formation of the Elk Basin field are typically drilled to a depth of 1,400 to 2,700 feet.

The Gooseberry field is located in Park County and Hot Springs, Wyoming, 60 miles south of Elk Basin, and is made up of two waterflood units in the Big Horn Basin. Gooseberry is an active waterflood project. The wells in the Gooseberry field are completed at depths ranging from 5,600 to 7,600 feet from the Phosphoria and Tensleep formations.

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

We also operate and own the Wildhorse pipeline system, which is an approximately 12-mile natural gas gathering system that transports approximately 1.0 MMcf/day of low-sulfur natural gas from the South Elk Basin fields to the Elk Basin natural gas processing plant.

Piceance Basin Properties

The Piceance Basin is located in northwestern Colorado. Our Piceance Basin properties are operated by Bill Barrett Corporation and are located in the Gibson Gulch. The Gibson Gulch area is a basin-centered gas play along the north end of the Divide Creek anticline near the eastern limits of the Piceance Basin’s productive Mesaverde (Williams Fork) trend at depths of approximately 7,500 feet. During 2013, our properties in the Piceance Basin produced approximately 1,595 MBOE, of which 70% was natural gas. At December 31, 2013, the Piceance Basin properties accounted for approximately 18,994 MBOE or 11% of our total estimated proved reserves at year end, of which 94% were proved developed and 69% were gas.

Gulf Coast Basin Properties

Our Gulf Coast Basin properties include properties in the onshore Gulf Coast area and in South Texas and Mississippi.

Most of our South Texas properties are operated by Lewis Petroleum and are located in two fields, Gold River North Field and Sun TSH Field, located in Webb and LaSalle Counties, Texas, respectively. Our working interest ranges from 25% to 100%. Most of the production is high Btu gas that is produced from the Olmos and Escondido sand formations from a depth averaging 7,500 feet.

The majority of our Mississippi properties, which we operate, are located in the Mississippi Salt Basin. The majority of our production comes from the Parker Creek Field in Jones County, Mississippi, where our working interest is approximately 65%. We also have a license for 10 square miles of 3-D seismic data for the development of Parker Creek Field. Our production is mainly oil that produces from the Hosston Formation from a depth ranging from approximately 13,000 feet to 15,000 feet.

Production from our properties in the onshore Gulf Coast Basin comes from the Silsbee Field in Hardin County, Texas.  The Silsbee Field is operated by Silver Oak Energy. Most of the Silsbee production is oil produced from the Yegua formation.

As of December 31, 2013, our Gulf Coast Basin properties consisted of 33,401 gross (20,399 net) acres. During 2013, the Gulf Coast Basin properties produced approximately 667 MBOE, of which 65% were oil, condensate and NGLs. At December 31, 2013, these properties accounted for approximately 9,410 MBOE or 6% of our total estimated proved reserves at year end, of which 92% were proved developed and 65% were oil, condensate and NGLs.

Wind River Basin Properties

The Wind River Basin is located in central Wyoming. Our activities are concentrated primarily in the eastern Wind River Basin, along the greater Waltman Arch. Our natural gas production in this basin is gathered through our own gathering systems and delivered to markets through pipelines owned by Kinder Morgan Interstate (“KMI”) and Colorado Interstate Gas (“CIG”). During 2013, our Wind River Basin properties produced approximately 877 MBOE, of which 78% was natural gas. At December 31, 2013, the properties had total proved reserves of approximately 8,682 MBOE or 5% of our total estimated proved reserves, of which 97% were proved developed and 72% were natural gas.

Williston Basin Properties

Our Williston Basin properties are located in North Dakota and Montana, which include, among others, the Horse Creek Field, the Charlson Madison Unit and the Elk field. The Horse Creek field is located in Bowman County, North Dakota and has producing oil wells from multiple horizons in the Red River formation. The Charlson Madison Unit produces from the unitized Madison formation. The Elk field is operated and produces from wells in McKenzie County, North Dakota. During 2013, the properties produced approximately 555 MBOE, of which 94% was oil. Our Williston Basin properties had estimated proved reserves at December 31, 2013 of 5,796 MBOE or 3% of our total estimated proved reserves at year end, of which 94% were proved developed and 90% were oil.

Powder River Basin Properties

The Powder River Basin is primarily located in northeastern Wyoming. Our development operations are conducted in our coalbed methane (“CBM”) fields. CBM wells are drilled to 1,500 feet on average, targeting the Big George Coals, typically producing water in a process called dewatering. This process lowers reservoir pressure, allowing the gas to desorb from the coal and flow to the well bore. As the reservoir pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a CBM well can range from five to eleven years depending on the coal seam. Our natural gas production in this basin is gathered through gathering and pipeline systems owned by Fort Union Gas Gathering, LLC and Thunder Creek Gas Services. During 2013, the properties produced approximately 1,560 MBOE, which was 100% natural gas. At December 31, 2013, the properties had total proved reserves of approximately 3,481 MBOE or 2% of our total estimated proved reserves at year end, of which 86% were proved developed.

Oil, Natural Gas and NGLs Prices

We analyze the prices we realize from sales of our oil and natural gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. The West Texas Intermediate, or “WTI” price of crude oil is a widely used benchmark in the pricing of domestic and imported oil in the United States. The relative value of crude oil is mainly determined by its quality and location. In the case of WTI pricing, the crude oil is light and sweet, meaning that it has a higher specific gravity (lightness) measured in degrees of API (“American Petroleum Institute”) gravity and low sulfur content, and is priced for delivery at Cushing, Oklahoma. In general, higher quality crude oils (lighter and sweeter) with fewer transportation requirements result in higher realized pricing for producers.

The difference between these market prices and the price received at the wellhead for oil and natural gas production is commonly referred to as a differential.  In recent years, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have affected this differential. Future crude oil and natural gas differentials cannot always be accurately predicted.

Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the inlet of the processing plant, we report inlet volumes of natural gas in Mcf as production. As a result of the incremental NGLs value and the improved differential, the price we were paid per Mcf for natural gas sold under certain contracts during 2013 increased to a level above NYMEX.

Our Arkoma Basin production in the southeastern Oklahoma Woodford Shale consists predominately of gas with a mix of high Btu processed gas and unprocessed lean gas. The gas production is gathered by multiple third party entities with the processed gas ultimately delivered to the Atlas Resources gas processing complex. The processed gas is subject to a processing agreement with Atlas Resources, where we take our residue gas in kind for sales, and NGLs are sold pursuant to the terms of the processing agreement to Atlas Resources. The lean gas is delivered directly to market. The gas is marketed into the Enable Gas: East index and Transcontinental Gas Pipeline Corp: Zone 4 index where we yielded a negative differential of $1.54 per Mcfe for the year ended December 31, 2013. The sale of oil has yielded a negative differential of $6.12 to calendar NYMEX.

In the Permian Basin, most of our gas production is casinghead gas produced in conjunction with our oil production.  Casinghead gas typically has a high Btu content and requires processing prior to sale to third parties. We have a number of processing agreements in place with gatherers/processors of our casinghead gas, and we share in the revenues associated with the sale of NGLs resulting from such processing, depending on the terms of the various agreements. For the year ended December 31, 2013, the average premium over NYMEX, from the sale of casinghead gas plus our share of the revenues from the sale of NGLs was $0.16 per Mcfe. Our oil production is sold under month-to-month sales contracts with purchasers that take delivery of the oil volumes at the tank batteries adjacent to the producing wells. We sell oil production from our operated Permian Basin properties at the wellhead to third party gathering and marketing companies. During 2013, we received the average WTI price less $5.49 per barrel in the Permian Basin.

The marketing of heavy sour crude oil production from our Big Horn Basin properties is done through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections to other interstate pipelines.  Our Big Horn Basin sweet crude oil production is transported from the field by a third-party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. During 2013, we received the average NYMEX price less $19.74 per barrel in the Big Horn Basin.

Production in the Piceance Basin is predominantly natural gas and is processed for the recovery of NGLs. Natural gas production is marketed by the operator into the Rockies market at the CIG index price. During 2013, we received the average CIG price less $0.78 per Mcf in the Piceance Basin.

In the Gulf Coast Basin, our natural gas production has a high Btu content and requires processing prior to sale to third parties. Through our relationship with the operator of our South Texas properties, an affiliate of Lewis Petroleum, we benefit from a processing agreement that was in place prior to our acquisition of these natural gas properties. Our proportionate share of the gas volumes are sold at the tailgate of the processing plant at the Houston Ship Channel Index price which typically results in a discount to NYMEX prices. However, with our share of the NGLs associated with the processing of such gas, our revenues on a Mcf basis are at a premium to the NYMEX prices. For the year ended December 31, 2013, the average premium over NYMEX from the sale of natural gas plus our share of the revenues from the sale of NGLs was $0.87 per Mcfe.

Our Wind River Basin properties are predominantly gas plays and natural gas production is approximately two-thirds processed with residue gas being sold into the Rockies market at CIG index price while the NGLs are sold to the processor pursuant to the processing agreement. The Powder River gas production is classified as Cold Bed Methane (CBM) gas and, as it is a very dry gas, is sold directly into the market upon being handled with conventional separation and treating. The CBM gas is sold into the Rockies market at the CIG index price as well. During 2013, we received the average CIG price plus a premium of $0.04 per Mcf in the Wind River Basin while we received the average CIG price less $1.97 per Mcf in the Powder River Basin.

In the Williston Basin, we have a combination of sweet and legacy sour oil sales. This oil is both connected to oil pipelines as well as trucked out for sales and there is minimal gas associated with this production. During 2013, we received the average NYMEX price less $9.62 per barrel in the Williston Basin.

We enter into derivative transactions in the form of hedging arrangements to reduce the impact of oil and natural gas price volatility on our cash flow from operations. Currently, we use fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators to hedge oil and natural gas prices. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated for a period of time, but not eliminated, the potential effects of fluctuation in oil and natural gas prices on our cash flow from operations. For a description of our derivative positions, please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Oil, Natural Gas and NGLs Data

Estimated Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGLs reserves and the present value of the estimated proved reserves at December 31, 2013, as estimated by our internal reserve engineers. The estimate of net proved reserves has not been filed with or included in reports to any federal authority or agency. The Standardized Measure value shown in the table is not intended to represent the current market value of our estimated oil, natural gas and NGLs reserves. Please see "Reserves Estimation Process" below and the “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our estimated proved reserves.

Reserve Data:
Estimated net proved reserves:
Crude oil (MMBbls)	45.3
Natural gas (Bcf)	586.5
NGLs (MMBbls)	29.2
Total (MMBOE)	172.2
Proved developed (MMBOE)	134.9
Proved undeveloped (MMBOE)	37.3
Proved developed reserves as % of total proved reserves	78%
Standardized Measure (in millions) (1)(2)	$1,834.0
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$96.90
Natural gas—Henry Hub per MMBtu	$3.67
NGLs—Volume-weighted average price per Bbl	$36.28

(1)
Standardized Measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) (using the 12-month unweighted average of first-day-of-the-month price, the “12-month average price”) without giving effect to non-property related expenses such as selling, general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion, amortization and accretion and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income tax expenses because we are not subject to income taxes and our reserves are owned by our subsidiaries which are also not subject to income taxes. Standardized Measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Item 1. Business—Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

(2)
For an explanation of Standardized Measure, please see “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the “12-month average price” for January through December 2013, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price. NGLs prices were calculated using the differentials to the WTI price per Bbl of $96.90.

The following tables set forth certain information with respect to our estimated proved reserves by operating basin as of December 31, 2013:

	Estimated Proved Developed Reserve Quantities				Estimated Proved Undeveloped Reserve Quantities				Estimated Proved Reserve Quantities
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (MMBOE)	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (MMBOE)	Total (MMBOE)
Operating Basin
Arkoma Basin	197.8	—	2.7	35.7	107.6	—	8.6	26.5	62.2
Permian Basin	99.9	12.5	6.4	35.5	15.7	3.0	1.3	6.9	42.4
Big Horn Basin	5.2	17.2	2.3	20.4	—	0.8	—	0.8	21.2
Piceance Basin	74.7	0.8	4.7	17.9	4.3	0.1	0.3	1.1	19.0
Gulf Coast Basin	19.3	4.0	1.4	8.6	0.2	0.7	—	0.8	9.4
Wind River Basin	37.0	0.7	1.5	8.4	0.3	0.3	—	0.3	8.7
Williston Basin	3.3	4.9	—	5.4	0.3	0.3	—	0.4	5.8
Powder River Basin	18.0	—	—	3.0	2.9	—	—	0.5	3.5
Total	455.2	40.1	19.0	134.9	131.3	5.2	10.2	37.3	172.2

	PV10 Value (1)
	Developed	Undeveloped	Total
Operating Basin	(in millions)
Arkoma Basin	$197.5	$65.4	$262.9
Permian Basin	522.9	70.9	593.8
Big Horn Basin	415.4	15.7	431.1
Piceance Basin	131.7	0.9	132.6
Gulf Coast Basin	159.3	22.3	181.6
Wind River Basin	78.8	4.9	83.7
Williston Basin	134.3	5.6	139.9
Powder River Basin	7.9	0.5	8.4
Total	$1,647.8	$186.2	$1,834.0

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

In accordance with the guidelines of the SEC, our internal reserve engineers’ estimates of future net revenues from our properties, and the standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the unweighted arithmetic average first day of the month prices for the 12-month period ended December 31, 2013 for each product.

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to the timing of future production, which may prove to be inaccurate.

From time to time, we engage reserve engineers to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither the reserve engineers nor any of their respective employees have any interest in those properties and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2013, we paid DeGolyer and MacNaughton (“D&M”) approximately $0.1 million for all reserve and economic evaluations.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2013, as estimated by our internal reserve engineers, were 37.3 MMBOE, consisting of 5.2 MMBbls of oil, 131.3 Bcf of natural gas and 10.2 MMBbls of NGLs. Our proved undeveloped reserves decreased by 2.3 MMBOE during the year ended December 31, 2013, as compared to our proved undeveloped reserves as of December 31, 2012. The decrease in proved undeveloped reserves during 2013 resulted from a decrease of 2.9 MMBOE due to revisions in the timing of our drilling development plan and a net decrease of 5.3 MMBOE due to revisions of previous quantity estimates and changes in prices. Additionally, we developed approximately 0.8 MMBOE of our total proved undeveloped reserves booked as of December 31, 2012 through the drilling of 14 gross (1.9 net) wells. The decrease is offset by the addition of 5.2 MMBOE from the acquisitions of natural gas and oil properties completed during 2013 and an increase of 1.5 MMBOE due to extensions.

We expect to spend approximately 66% of our planned five year future development costs within the next three years as reflected in our reserve report. During the year ended December 31, 2013, we spent $9.0 million or approximately 16% of our capital budget converting proved undeveloped reserves to proved developed reserves. Our development plan for drilling proved undeveloped wells includes the drilling of 143 net wells before the end of 2018 at an estimated cost of $332.0 million. This development plan calls for the drilling of 9 net wells during 2014, 47 net wells during 2015, 43 net wells during 2016, 33 net wells during 2017 and 11 net wells during 2018. Additionally, the expected plan of development of our natural gas proved undeveloped reserves, which represent 59% of our total proved undeveloped reserves at December 31, 2013, over the next five years is as follows:

Percent of Natural Gas Proved Undeveloped Reserves Expected to be Converted
2014	12%
2015	18%
2016	31%
2017	30%
2018	9%
Total	100%

At December 31, 2013, none of our proved undeveloped properties are scheduled to be drilled on a date more than five years from the date the reserves were initially booked as proved undeveloped. Additionally, none of our proved undeveloped reserves at December 31, 2013 have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves.

Substantially all of our developed and undeveloped acreage is held by production, which means that as long as our wells on the acreage continue to produce, we will continue to hold the leases. The leases in which we hold an interest that are not held by production are not material to us.

Reserves Estimation Process

Estimates of proved reserves at December 31, 2013 were based on studies performed by our internal reserves engineers in accordance with guidelines established by the SEC. Our reserves estimation process is a collaborative effort coordinated by our reserves engineering group in compliance with our internal controls for such process. Reserve information as well as models used to estimate such reserves are stored on secured databases.  Non-technical inputs used in reserve estimation models, including crude oil, natural gas and NGLs prices, production costs, future capital expenditures and our net ownership percentages are obtained from other departments within the Company. The technical staff within our reserves engineering group performs review procedures with respect to such non-technical inputs. Reserves variances are discussed among the internal reservoir engineers and the Executive Vice President of Operations.

Our reserves engineering group is directly responsible for our reserve evaluation process and consists of four professionals, three of whom hold, at a minimum, bachelor's degrees in engineering. Within our Company, Keith Froebel, Reserves and Budget Manager, is the technical person primarily responsible for overseeing the preparation of the reserve estimates. Mr. Froebel has over 30 years of experience and graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering in 1981. He is a member of the Society of Petroleum Engineers.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Independent Audit of Reserves

Beginning with our 2013 year-end reserves, we engage independent petroleum engineers to audit a substantial portion of our reserves. Our audit procedures require the independent engineers to prepare their own estimates of proved reserves for properties comprising at least 80% of our year-end proved reserves. Our Board of Directors requires that the independent petroleum engineers' estimate of reserve quantities for the properties audited by the independent petroleum engineers are within 10% of our internal estimate.  Once completed, our year-end reserves are presented to senior management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and the Executive Vice President of Operations, for approval.

For the year ended December 31, 2013, we engaged D&M, an independent petroleum engineering firm, to perform reserve audit services. The opinion by D&M for the year ended December 31, 2013 covered producing areas containing 83% of our proved reserves on a net-equivalent-barrel-of-oil basis.  D&M's opinion indicates that the estimates of proved reserves prepared by our internal reserves engineers for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M.  Such estimates by D&M in the aggregate varied by not more than 1.9% from those prepared by our reserves engineering group. The report prepared by D&M was developed utilizing geological and engineering data we provided. The report of D&M dated February 7, 2014, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M's technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Within D&M, the lead technical person primarily responsible for overseeing the audit of our reserves is Mr. Gregory K. Graves. Mr. Graves is a Senior Vice President with D&M and has over 29 years of experience in oil and gas reservoir studies and reserves evaluations. He graduated from the University of Texas at Austin in 1984 with a Bachelor of Science Degree in Petroleum Engineering and is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists. Mr. Graves meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately in the table below for the year ended December 31, 2011. None of our fields had proved reserves that were greater than 15% of our total proved reserves during 2013 and 2012.

	Net Production			Average Realized Sales Prices (4)			Production Cost (5)
	Crude Oil Bbls/day	Natural Gas Mcf/day	NGLs Bbls/day	Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per BOE
Year Ended December 31, 2013 (1)
All fields	8,462	137,632	4,047	$82.26	$3.39	$33.76	$8.15

Year Ended December 31, 2012 (2)
All fields	7,536	53,695	1,813	$84.00	$4.47	$45.11	$11.10

Year Ended December 31, 2011 (3)(6)
Elk Basin Field	2,098	315	328	$81.02	$3.38	$84.90	$10.99
All other fields	5,370	28,214	855	$83.02	$7.50	$59.96	$13.54
Total	7,468	28,529	1,183	$82.45	$7.45	$66.88	$13.07

(1)	Average daily production for 2013 calculated based on 365 days including production for all of our acquisitions from the closing dates of these acquisitions.

(2)	Average daily production for 2012 calculated based on 366 days including production for all of our acquisitions from the closing dates of these acquisitions.

(3)	Average daily production for 2011 calculated based on 365 days including production for all of our and ENP’s acquisitions from the closing dates of these acquisitions.

(4)
Average realized sales prices include the impact of hedges but exclude the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. For details on average sales prices without giving effect to the impact of hedges please see “Item 7. Management Discussion and Analysis of Financial Condition-Year Ended December 31, 2013 compared to Year Ended December 31, 2012” and “Item 7. Management Discussion and Analysis of Financial Condition -Year Ended December 31, 2012 compared to Year Ended December 31, 2011.”

(5)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

(6)
Production from the properties acquired in the ENP Purchase (discussed in "Description of the Business" in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP.

Productive Wells

The following table sets forth information at December 31, 2013 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Arkoma Basin	1,073	180	8	1	1,081	181
Permian Basin	569	274	2,594	722	3,163	996
Big Horn Basin	4	3	295	227	299	230
Piceance Basin	1,058	185	—	—	1,058	185
Gulf Coast Basin	199	190	101	53	300	243
Wind River Basin	216	172	48	44	264	216
Williston Basin	196	9	188	75	384	84
Powder River Basin	728	416	—	—	728	416
Total	4,043	1,429	3,234	1,122	7,277	2,551

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2013 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
	Gross (3)	Net (4)	Gross (3)	Net (4)	Gross (3)	Net (4)
Arkoma Basin	132,701	64,686	15,766	8,454	148,467	73,140
Permian Basin	115,357	84,115	16,806	10,116	132,163	94,231
Big Horn Basin	23,952	19,859	1,120	1,073	25,072	20,932
Piceance Basin	17,562	3,284	7,283	1,116	24,845	4,400
Gulf Coast Basin	20,861	14,394	12,540	6,005	33,401	20,399
Wind River Basin	22,989	21,026	208,696	176,343	231,685	197,369
Williston Basin	65,270	35,280	485,726	36,680	550,996	71,960
Powder River Basin	64,788	37,554	49,181	28,998	113,969	66,552
Total	463,480	280,198	797,118	268,785	1,260,598	548,983

(1)	Developed acres are acres spaced or assigned to productive wells.

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

Drilling Activity

In the Arkoma Basin, during 2013, we drilled eight and completed five operated horizontal wells in Pittsburg County, Oklahoma with approximately 40% working interest. We also participated in drilling 14 horizontal wells and completing five horizontal wells in Hughes and Coal counties in Woodford, Oklahoma with working interests ranging from 6% to 14%. In Fayetteville, Oklahoma, we participated in drilling 56 (3.4 net) and completing 43 (2.3 net) horizontal wells during the year mostly in the Cleburne and Van Buren counties. We also expect to participate in drilling and/or completing 65 wells in Woodford and Fayetteville in 2014.

In the Permian Basin, we participated in drilling and completing 12 vertical wells during 2013, mostly in the North Robertson and South Central Robertson fields in Gaines County, Texas. Our working interests in these wells were approximately 2% to 3.6%, except for one well where we have a 30% working interest. Most of these wells were drilled to a vertical depth of approximately 7,300 feet and completed in the Clearfork, Tubb, Glorietta or Wolfcamp formations. As a method to balance our capital investments, we promoted some of our working interest in a number of our Permian proved undeveloped locations including the horizontal Bone Springs wells in Ward County, Texas and are attempting to do the same with some vertical Wolfberry wells in Martin County, Texas.

In the Gulf Coast Basin, during 2013, we participated with 50% working interest in the drilling of two vertical wells in the Silsbee Field in Texas and also participated in drilling another two vertical wells in the NE Collins field in Mississippi with approximately 21% working interest. These wells were drilled to depths ranging from 8,250 feet to 19,000 feet.

In the Williston Basin, we participated in completing eight horizontal oil wells in North Dakota and Montana with working interests ranging from 3.8% to 40%. These wells are in the Bakken shale and Three Forks formation and were drilled to an average total depth of about 22,500 feet or a true vertical depth of approximately 11,000 feet. We expect to participate in the drilling of two Bakken wells in 2014.

In the Powder River Basin, we participated in drilling and completing four vertical Pumpkin Creek wells in Campbell County, Wyoming with a 1.3% working interest. These wells were drilled to a vertical depth of approximately 1,350 feet.

During 2014, we intend to concentrate our drilling on low risk, development opportunities with the majority of drilling capital focused on high Btu gas wells and oil wells. We currently anticipate a capital budget for 2014 of approximately $136.5 million, excluding any potential future acquisitions. We expect to spend 60% of the 2014 capital budget in the Green River Basin where we recently acquired assets in the Pinedale Acquisition. We will participate as a non-operated partner in the drilling and completion of vertical natural gas wells. Additionally, we expect to spend 15% of the 2014 capital budget in the Permian Basin, 13% in the Arkoma Basin and the balance in our other operating areas.

The following table sets forth information with respect to wells completed during the years ended December 31, 2013, 2012 and 2011. Our drilling activity during these periods has consisted entirely of drilling development wells. We have not drilled any exploratory wells during these periods. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil, natural gas, and NGLs regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2013	2012	2011
Gross wells:
Productive	78	27	15
Dry	—	—	—
Total	78	27	15
Net Development wells:
Productive	6.9	6.6	8.9
Dry	—	—	—
Total	6.9	6.6	8.9

Operations

Principal Customers

For the year ended December 31, 2013, sales of oil, natural gas and NGLs to Marathon Oil Company, Plains Marketing, LP, JP Morgan Ventures Energy Corp RV, Bill Barrett Corporation and Shell Trading (US) Company accounted for approximately 14%, 10%, 6%, 6% and 5%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2013 therefore accounted for 41% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline. However, if we were to lose a customer, we believe a substitute purchaser could be identified in a timely manner.

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

The marketing of heavy sour crude oil production from our Big Horn Basin properties is done through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections to other export pipelines. Our Big Horn Basin sweet crude oil production is transported from the field by a third party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. We sell oil production from our operated Permian Basin properties at the wellhead to third-party gathering and marketing companies.

Our natural gas is transported through our own and third-party gathering systems and pipelines, and we incur processing, gathering and transportation expenses to move our natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party gatherer, processor or transporter. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we may enter into firm transportation agreements to provide for pipeline capacity to flow and sell a portion of our gas volumes. In connection with our acquisitions completed during 2012, we have assumed firm gas transportation agreements with term delivery commitments of fixed and determinable quantities of natural gas. Please see “Item 7. Management's Discussion and Analysis and Results of Operations—Commitments and Contractual Obligations” for additional information regarding our long-term firm transportation contracts.

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

Type of Arrangement	Pipeline System /Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	WIC Medicine Bow	Rocky Mountains	35,000	01/14 – 03/14
Firm Transport	WIC Medicine Bow	Rocky Mountains	30,000	04/14 – 03/15
Firm Transport	WIC Medicine Bow	Rocky Mountains	25,000	01/14 – 06/20
Firm Transport	Questar Pipeline	Rocky Mountains	2,520	01/14 – 10/15
Firm Transport	Cheyenne Plains	Midcontinent	9,000	01/14 – 05/17
Firm Transport	Cheyenne Plains	Midcontinent	5,000	06/17 – 05/18
Firm Transport	Rockies Express	Northeast	25,000	01/14 – 11/19
Firm Transport	Colorado Interstate Gas	Rocky Mountains	9,600	01/14 – 12/14
Firm Transport	Gulf Crossing Pipeline	Mississippi-Alabama	20,000	01/14 – 07/14
Firm Transport	Gulf Crossing Pipeline	Mississippi-Alabama	10,000	01/14 – 07/15
Firm Transport	Gulf Crossing Pipeline	Mississippi-Alabama	10,000	01/14 – 07/16

Price Risk and Interest Rate Management Activities

We routinely enter into derivative transactions in the form of hedging arrangements to reduce the impact of oil, natural gas and NGLs price volatility on our cash flow from operations. Currently, we use fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators to hedge oil and natural gas prices. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated for a period of time, but not eliminated, the potential effects of fluctuation in oil and natural gas prices on our cash flow from operations. For a description of our derivative positions, please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in some of our operating areas, and as a result we generally perform the majority of our drilling in these areas during the summer and fall months. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increased costs or delay our operations. Generally, but not always, oil is typically in higher demand in the summer for its use in road construction and natural gas is in higher demand in the winter for heating. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas consumers utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

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

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	impose specific health and safety criteria addressing worker protection;

•	impose substantial liabilities for pollution resulting from operations; and

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of removal or remedial obligations, and the issuance of orders enjoining some or all of our operations deemed in non-compliance. Moreover, these laws and regulations may restrict our ability to produce oil, natural gas and NGLs by, among other things, limiting production from our wells, limiting the number of wells we are allowed to drill or limiting the locations at which we may conduct our drilling operations. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly well drilling, construction, completion and water management activities, or waste handling, disposal and clean-up requirements for the oil and natural gas industry could have a significant impact on our operating costs. We believe that operation of our wells is in substantial compliance with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot provide any assurance on how future compliance with existing or newly adopted environmental laws and regulations may impact our properties or the operations. For the year ended December 31, 2013, we did not incur any material capital expenditures for performance of remediation or installation of pollution control equipment at any of our facilities; however, we did incur capital expenditures in the ordinary course of business to comply with pollution control requirements. As of the date of this Annual Report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material adverse impact on our financial position or results of operations.

The following is a summary of the more significant existing environmental and occupational health and safety laws to which our business operations are subject and for which compliance may have a material adverse impact on our operations as well as the oil and natural gas exploration and production industry in general.

Waste Handling.  The Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state laws, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” as well as the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency, or “EPA,” individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and many other wastes associated with the exploitation, development, and production of crude oil, natural gas, or geothermal energy are currently regulated under RCRA's less stringent non-hazardous waste provisions. However, by amendment of existing RCRA laws and regulations, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could increase our costs to manage and dispose of generated wastes, which cost increase could be significant. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as RCRA hazardous wastes.

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

Our Elk Basin assets include a natural gas processing plant. Previous environmental investigations of the Elk Basin natural gas processing plant indicate historical soil and groundwater contamination by hydrocarbons and the presence of asbestos-containing material at the site. Although the environmental investigations did not identify an immediate need for remediation of the suspected historical hydrocarbon contamination or abatement of the asbestos, the extent of the hydrocarbon contamination is not known and, therefore, the potential liability for remediating this contamination may be significant. In the event we cease operating the gas plant, the cost of decommissioning it and addressing the previously identified environmental conditions and other conditions, such as waste disposal, could be significant. We do not anticipate ceasing operations at the Elk Basin natural gas processing plant in the near future nor a need to commence remedial activities at this time. However, a regulatory agency could require us to investigate and remediate any hydrocarbon contamination even while the gas plant remains in operation. As of December 31, 2013, we have recorded $5.7 million as future abandonment liability for the estimated cost for decommissioning the Elk Basin natural gas processing plant. Due to the significant uncertainty associated with the known and unknown environmental liabilities at the gas plant, our estimate of the future abandonment liability includes a large reserve. Our estimates of the future abandonment liability and compliance costs are subject to change and the actual cost of these items could vary significantly from those estimates.

Water Discharges.   The Federal Water Pollution Control Act, as amended, or “Clean Water Act,” and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into state waters as well as waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state with delegated authority. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure, or “SPCC,” requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by an oil spill or release. If an oil spill or release were to occur as a result of our operations, we expect that it would be contained and remediated in accordance with the Company's SPCC plan together with the assistance of trained first responders and any oil spill response contractor that we may have engaged to address such spills and releases. The Clean Water Act and analogous state laws can impose substantial administrative, civil and criminal penalties for non-compliance including spills and other non-authorized discharges.

The primary federal law for oil spill liability is the Oil Pollution Act, as amended, or “OPA,” which sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that are the site of a release of oil into waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. We believe we are in substantial compliance with the Clean Water Act, OPA and analogous state laws.

Hydraulic Fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in 2012 addressing the performance of such activities using diesel fuels. In 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and in its Semi-annual Regulatory Agenda published in July 2013, the agency continued to project the future issuance of an Advance Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states in which operate, including Montana, North Dakota, Texas and Wyoming, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. In addition, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report issued by the agency in December 2012 and a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2014. Also, in May 2013, the federal Bureau of Land Management, or “BLM,” published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability and control of well insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

Air Emissions.   The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and their implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to result in the emission of new or increased existing air pollutants, obtain and strictly comply with air permit requirements containing various emissions and operational limitations or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. To date, we believe that no significant difficulties have been encountered in obtaining air permits. Oil and natural gas exploration and production facilities may be required to incur certain capital expenditures in the future for air control equipment in connection with obtaining and maintaining operating permits and approvals for emissions of pollutants. For example, in August 2012, the EPA published final rules under the federal Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. We have reviewed this new rule and anticipate that the impacts on our operations will not be material.

Activities on Federal Lands.  Oil and natural gas exploitation and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or “NEPA.” NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Our current production activities, as well as proposed development plans, on federal lands require governmental permits or similar authorizations that are subject to the requirements of NEPA. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

Climate Changes.  In response to findings made by the EPA in December 2009 that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth's atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the Clean Air Act that establish Title V and Prevention of Significant Deterioration, or “PSD,” permitting reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources including, among others, onshore and offshore oil and natural gas production facilities in the United States on an annual basis, which include certain of our operations. We are conducting monitoring of GHG emissions from certain of our operations in accordance with the GHG emissions reporting rule and we believe that our monitoring and reporting activities are in substantial compliance with applicable reporting obligations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the Company's business, any such future laws and regulations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations. Still other scientists have concluded the earth is entering a new "Maunder Minimum," characterized by reduced solar activity which will materially cool the earth for some decades to come, producing related significant physical effect such as increased frequency of cold snaps, shortened growing seasons, and extensive periods of heavy freezing and other climatic events. If such effects were to occur, they could have an adverse effect on the provision of our production.

Endangered Species Act Considerations.  The federal Endangered Species Act, as amended, or “ESA,” restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, we believe our operations are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required.  Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA through the agency’s 2017 fiscal year.  The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

Occupational Safety and Health.  We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

Regulation of Transportation and Sales.   The availability, terms and cost of transportation significantly affect sales of oil, natural gas and NGLs. The interstate transportation of natural gas is subject to federal regulation primarily by the Federal Energy Regulatory Commission, or “FERC,” under the Natural Gas Act of 1938, or “NGA.”  FERC regulates interstate natural gas pipeline transportation rates and service conditions, which may affect the marketing and sales of natural gas.  FERC requires interstate pipelines to offer available firm transportation capacity on an open-access, non-discriminatory basis to all natural gas shippers.  FERC frequently reviews and modifies its regulations regarding the transportation of natural gas with the stated goal of fostering competition within all phases of the natural gas industry.  State laws and regulations generally govern the gathering and intrastate transportation of natural gas. Natural gas gathering systems in the states in which we operate are generally required to offer services on a non-discriminatory basis and are subject to state ratable take and common purchaser statutes.  Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling.  Similarly, common purchaser statutes generally require gatherers to purchase without discrimination in favor of one producer over another producer or one source of supply over another source of supply.

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

On August 6, 2009, the Federal Trade Commission, or “FTC,” issued a Final Rule prohibiting manipulative and deceptive conduct in the wholesale petroleum markets. The Final Rule applies to transactions in crude oil, gasoline, and petroleum distillates. The FTC promulgated the Final Rule pursuant to Section 811 of the Energy Independence and Security Act of 2007, or “EISA,” which makes it unlawful for anyone, in connection with the wholesale purchase or sale of crude oil, gasoline or petroleum distillates, to use any “manipulative or deceptive device or contrivance, in contravention of such rules and regulations as the Federal Trade Commission may prescribe.” The Final Rule prohibits any person, directly or indirectly, in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale, from: (a) knowingly engaging in any act, practice, or course of business – including making any untrue statement of material fact that operates or would operate as a fraud or deceit upon any person; or (b) intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product.

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

However, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission, or “CFTC.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

State Regulation.  The various states regulate the drilling for, and the production, gathering and sale of, oil, natural gas and NGLs, including imposing severance and other production-related taxes and requirements for obtaining drilling permits. Reduced rates or credits may apply to certain types of wells and production methods.

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

Federal, State or Native American Leases.  Our operations on federal, state, or Native American oil and natural gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the BLM and other agencies. For example, the BLM published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.

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

In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. We do not carry business interruption insurance except for our Elk Basin gas plant. We may not obtain insurance for certain risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable at a reasonable cost.  If a significant accident or other event occurs that is not fully covered by insurance, it could adversely affect us.

Employees

As of February 25, 2014, we had 172 full-time employees. We also contract for the services of independent consultants involved in land, regulatory, tax, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Offices

Our principal executive office is located at 5847 San Felipe, Suite 3000, Houston, Texas 77057. Our main telephone number is (832) 327-2255.

Available Information

Our website address is www.vnrllc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report. We make available on our website under "Investor Center-SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

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

As of February 26, 2014, we had an aggregate of approximately $1,485.0 million outstanding under our Reserve-Based Credit Facility and the Senior Notes with additional borrowing capacity of approximately $362.2 million under our Reserve-Based Credit Facility. As a result of our indebtedness, we will use a portion of our cash flow to pay interest and principal when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

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

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil, natural gas and NGLs production and the prices prevailing from time to time for oil, natural gas and NGLs. Prices also affect our cash flow available for capital expenditures and our ability to access funds under our Reserve-Based Credit Facility and through the capital markets. The amount available for borrowing under our Reserve-Based Credit Facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. The volatility in oil, natural gas and NGLs prices has impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base. Further, because we have elected to use the full-cost accounting method, each quarter we must perform a “ceiling test” that is impacted by declining prices. Additionally, we have recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Acquisition. Significant price declines could cause us to take one or more ceiling test write-downs or cause us to record an impairment of goodwill, which would be reflected as non-cash charges against current earnings.

Oil, natural gas and NGLs prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions.  For example, the crude oil spot price per barrel during the year ended December 31, 2013 ranged from a high of $110.62 to a low of $86.65 and the NYMEX natural gas spot price per MMBtu for the period January 1, 2013 and December 31, 2013 ranged from a high of $4.46 to a low of $3.11. As of February 25, 2014, the crude oil spot price per barrel was $102.13 and the NYMEX natural gas spot price per MMBtu was $5.10. This price volatility affects the amount of our cash flow we have available for capital expenditures and our ability to borrow money or raise additional capital.  The prices for oil, natural gas and NGLs are subject to a variety of factors, including:

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

Our crude oil, natural gas and NGLs are priced in the local markets where the production occurs based on local or regional supply and demand factors. The prices that we receive for our crude oil, natural gas and NGLs production are generally lower than the relevant benchmark prices, such as NYMEX, that are used for calculating commodity derivative positions. The difference between the benchmark price and the price we receive is called a differential. We may not be able to accurately predict crude oil, natural gas and NGLs differentials.

Price differentials may widen in the future. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the mid-stream or downstream sectors of the industry, trade restrictions and governmental regulations. We may be adversely impacted by a widening differential on the products we sell. Our oil and natural gas hedges are based on WTI or natural gas index prices and the NGLs hedges are based on the Oil Price Information Service postings as well as market-negotiated ethane spot prices, so we may be subject to basis risk if the differential on the products we sell widens from those benchmarks and we do not have a contract tied to those benchmarks. We have entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. Currently, we are unable to hedge widening oil differentials in certain operating areas. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive and our inability to enter into hedge contracts at favorable pricing and for a sufficient amount of our production could adversely affect our financial condition, results of operations and cash flows from operations in the future.

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

Lower oil, natural gas and NGLs prices and other factors have resulted, and in the future may result, in ceiling test or goodwill write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting to report our oil and natural gas properties. Under this method, we capitalize the cost to acquire, explore for, and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of proved oil and natural gas properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test write-down would not impact cash flow from operating activities, but it could have a material adverse effect on our results of operations in the period incurred and would reduce our members’ equity.

In a natural gas price environment, when the historical 12-month average price is significantly less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, "Business Combinations," ("ASC Topic 805"), upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain attributes exist, such as declining oil and natural gas prices. There was no ceiling test impairment required during the year ended December 31, 2013. In addition, based on the 11-month average oil, natural gas and NGLs prices through February 1, 2014, we do not anticipate an impairment at March 31, 2014.

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

No one can measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. We prepare our own estimates of proved reserves and engage DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering firm, to audit a substantial portion of our reserves. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, the calculation of estimated reserves requires certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs, any of which assumptions may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. For example, if natural gas prices decline by $1.00 per MMBtu and oil prices declined by $6.00 per barrel, the standardized measure of our proved reserves as of December 31, 2013 would decrease from $1.8 billion to $1.5 billion, based on price sensitivity generated from an internal evaluation. Our standardized measure is calculated using unhedged oil and natural gas prices and is determined in accordance with the rules and regulations of the SEC. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.

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

The FTC, FERC and CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas and NGLs or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

In response to findings made by the EPA in December 2009 that emissions of GHGs present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth's atmosphere and other climatic changes, the EPA, has adopted regulations under existing provisions of the federal Clean Air Act establishing Title V and PSD permitting reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities, should those facilities exceed threshold permitting levels of GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources including, among others, onshore and offshore oil and natural gas production facilities in the United States on an annual basis, which include certain of our operations. While Congress has from time to time actively considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the Company's business, any such future laws and regulations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our provision of services. Still other scientists have concluded the earth is entering a new "Maunder Minimum," characterized by reduced solar activity which will materially cool the earth for some decades to come, producing related significant physical effect such as increased frequency of cold snaps, shortened growing seasons, and extensive periods of heavy freezing and other climatic events. If such effects were to occur, they could have an adverse effect on the provision of our production.

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

For the year ended December 31, 2013, sales of oil, natural gas and NGLs to Marathon Oil Company, Plains Marketing, LP, JP Morgan Ventures Energy Corp RV, Bill Barrett Corporation and Shell Trading (US) Company accounted for approximately 14%, 10%, 6%, 6%, and 5%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2013 therefore accounted for 41% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline.

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory, corrective action or remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose joint and several strict liability for costs required to clean up and restore sites where hazardous substances or wastes have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property or natural resource damage allegedly caused by the release of hazardous substances or other waste products into the environment.

We may incur significant environmental costs and liabilities due to the nature of our business because of petroleum hydrocarbons, hazardous substances and wastes resulting from or associated with operation of our wells and as a result of past waste management or disposal activities by us or by prior operators or other third parties over whom we had no control. For example, an accidental release of petroleum hydrocarbons from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, property and natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance. Please read “Item 1. Business—Operations—Environmental and Occupational Health Safety Matters.”

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs, operating restrictions or delays, and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in 2012 addressing the performance of such activities using diesel fuels. In 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and in its Semi-annual Regulatory Agenda published in July 2013, the agency continued to project the future issuance of an Advance Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress from time to time has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states in which we operate, including Montana, North Dakota, Texas and Wyoming, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting public disclosure, or well construction requirements on hydraulic fracturing activities. In addition, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report released in December 2012 and a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2014. Also, in May 2013, the BLM published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Our prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis. Based on a variety of factors, including future oil, natural gas and NGLs prices, the generation of additional seismic or geological information, the availability of drilling rigs and other factors, we may decide not to drill one or more of these prospects.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. As of December 31, 2013, we have identified 386 proved undeveloped drilling locations and over 440 additional drilling locations. These identified drilling locations represent a significant part of our strategy. The SEC's reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of such reserves could also have a negative effect on the borrowing base under our Reserve-Based Credit Facility.

Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, drilling and operating costs and drilling results. In addition, we have not assigned any proved reserves to the over 440 unproved drilling locations we have identified and scheduled for drilling and therefore there may exist greater uncertainty with respect to the success of drilling wells at these drilling locations. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial position, results of operations and our ability to pay distributions.

Drilling for and producing oil, natural gas and NGLs are high-risk activities with many uncertainties that could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.

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

•
environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

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

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in some of our operating areas and as a result, we generally perform the majority of our drilling in these areas during the summer and fall months. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increased costs or delay our operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. This limits our access to these jobsites and our ability to service wells in these areas. Generally, but not always, oil is in higher demand in the summer for its use in road construction and natural gas is in higher demand in the winter for heating. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas consumers utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

Our price risk management activities could result in financial losses or could reduce our cash flow, which may adversely affect our ability to pay distributions to our unitholders.

We enter into derivative contracts to reduce the impact of oil, natural gas and NGLs price volatility on our cash flow from operations. Currently, we use a combination of fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators to mitigate the volatility of future oil and natural gas prices received. Please read “Item 1. Business—Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our price risk management arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’, customers’ and counterparties’ liquidity and ability to make payments or perform on their obligations to us.  Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could reduce our ability to make distributions to our unitholders.

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

Part of the regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of natural gas we may produce and sell. A major regulatory requirement inherent in our drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our profitability. At this time, we cannot predict the effect of this increase on our results of operations. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating staff. Please read “Item1. Business—Operations—Environmental and Occupational Health and Safety Matters” and “Item 1. Business—Operations—Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.

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

Unlike a corporation, our limited liability company agreement requires us to make quarterly distributions to our unitholders of all available cash reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. Commencing with the July 2012 distributions, we changed the payment of our distributions from quarterly to monthly. The value of our units may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may have difficulty issuing more equity to recapitalize.

Our management may have conflicts of interest with the unitholders. Our limited liability company agreement limits the remedies available to our unitholders in the event unitholders have a claim relating to conflicts of interest.

Conflicts of interest may arise between our management on the one hand, and the Company and our unitholders on the other hand, related to the divergent interests of our management. Situations in which the interests of our management may differ from interests of our non-affiliated unitholders include, among others, the following situations:

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

The price of our common units could be subject to wide fluctuations and unitholders could lose a significant part of their investment.

During 2013, our common unit price fluctuated from a closing low of $25.57 to a closing high of $29.79. The market price of our common units is subject to fluctuations in response to a number of factors, most of which we cannot control, including:

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

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited liability company interests. Reduced demand for our units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our units depends largely on us being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited liability company (“LLC”) under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement.  Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gain, loss, deduction or credit recognized by us would flow through to unitholders. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of VNR as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our LLC Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, we are required to pay Texas franchise tax which is assessed on Texas sourced taxable margin defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. If any other state were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. However, it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability which results from their share of our taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in the tax basis in the unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation deductions. In addition, because the amount realized includes a unitholder’s share of our liabilities, if a unitholders sells their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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
Investment in the Series A Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (“IRAs“), and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of the Series A Preferred Units will be treated as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) and will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of federal income tax actually due, non-U.S. holders may be required to file United States federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax exempt investors is not certain. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Series A Preferred Units.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investments in units by tax-exempt entities, including employee benefit plans, IRAs and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

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

The Fiscal Year 2014 Budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies, and legislation has been introduced in Congress which would implement many of these proposals. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

We have offices in Houston, Ft. Worth and Odessa, Texas; and Gillette, Wyoming. As of December 31, 2013, the lease for the Houston office covers approximately 28,734 square feet of office space with a term ending on February 28, 2018. Our leases for the Ft. Worth and Odessa offices cover approximately 7,315 square feet and 3,250 square feet of office space, respectively, and run through December 31, 2015 and August 31, 2014, respectively. In Wyoming, the lease for our Gillette office covers approximately 5,000 square feet with a lease term expiring on April 30, 2018. The total annual costs of our office leases for 2013 was approximately $0.9 million.

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

We were also a party to a litigation related to the ENP Merger (“ENP Litigation”) discussed below. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ under the symbol “VNR.” On February 25, 2014, there were 79,365,361 common units outstanding and approximately 253 unitholders, which does not include beneficial owners whose units are held by a clearing agency, such as a broker or a bank. On February 25, 2014, the market price for our common units was $31.12 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $2.4 billion. The following table presents the high and low sales price for our common units during the periods indicated.

	Common Units
	High	Low
2013
Fourth Quarter	$29.75	$27.13
Third Quarter	$28.45	$24.23
Second Quarter	$29.93	$27.08
First Quarter	$29.64	$26.21
2012
Fourth Quarter	$30.22	$24.25
Third Quarter	$29.00	$25.80
Second Quarter	$29.29	$22.81
First Quarter	$29.75	$26.36

Stock Performance Graph. The performance graph below compares total unitholder return on our common units, with the total return of the Standard & Poor’s 500 Index, or “S&P 500 Index,” and our Peer Group Index, a weighted composite of eight oil and natural gas production publicly traded partnerships. The partnerships included in our peer group are Linn Energy, LLC, BreitBurn Energy Partners, L.P., Legacy Reserves LP, EV Energy Partners, LP, QR Energy, LP, Mid-Con Energy Partners, Memorial Production Partners LP and LRR Energy, L.P. We have selected the members in our peer group based on annual revenue, market capitalization, total assets, and areas of operation. Total return includes the change in the market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in VNR at the last reported sale price of units as reported by New York Stock Exchange ($5.90) on December 31, 2008, and in the S&P 500 Index and our peer group index on the same date.  The results shown in the graph below are not necessarily indicative of future performance. The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Vanguard Natural Resources, LLC	$100.00	$437.94	$641.68	$645.04	$671.10	$831.58
Peer Group Index	$100.00	$214.44	$294.14	$262.31	$253.56	$263.79
S&P 500 Index	$100.00	$126.45	$145.49	$148.55	$172.31	$228.10

Distributions Declared. The following table shows the amount per unit, record date and payment date of the cash distributions we paid on each of our common units attributable to each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

	Cash Distributions
	Per Unit	Record Date	Payment Date
2013
Fourth Quarter
December	$0.2075	February 3, 2014	February 14, 2014
November	$0.2075	January 2, 2014	January 15, 2014
October	$0.2075	December 2, 2013	December 13, 2013
Third Quarter
September	$0.2075	November 1, 2013	November 14, 2013
August	$0.2075	October 1, 2013	October 15, 2013
July	$0.2075	September 3, 2013	September 13, 2013
Second Quarter
June	$0.2050	August 1, 2013	August 14, 2013
May	$0.2050	July 1, 2013	July 15, 2013
April	$0.2050	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	May 1, 2013	May 15, 2013
February	$0.2025	April 1, 2013	April 12, 2013
January	$0.2025	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	February 4, 2013	February 14, 2013
November	$0.2025	January 2, 2013	January 14, 2013
October	$0.2025	December 3, 2012	December 14, 2012
Third Quarter
September	$0.20	November 1, 2012	November 14, 2012
August	$0.20	October 1, 2012	October 15, 2012
July	$0.20	September 4, 2012	September 14, 2012
Second Quarter	$0.60	August 7, 2012	August 14, 2012
First Quarter	$0.5925	May 8, 2012	May 15, 2012

Our limited liability company agreement requires that, within 90 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Available cash generally means, for any month ending prior to liquidation:

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

The payment of our distributions was changed from quarterly to monthly commencing with the July 2012 distribution.

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

Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2013.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is our summary of our consolidated financial and operating data for the periods indicated for Vanguard Natural Resources, LLC.

The selected financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report.

The following table presents a non-GAAP financial measure, Adjusted EBITDA, which we use in our business. This measure is not calculated or presented in accordance with GAAP. We explain this measure below and reconcile it to the most directly comparable financial measure calculated and presented in accordance with GAAP in “—Non-GAAP Financial Measure.”

	Year Ended December 31, (5)
	2013	2012 (6)	2011 (7)	2010	2009
	(in thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil, natural gas and NGLs sales	$443,248	$310,356	$312,842	$85,357	$46,035
Net gains on commodity derivative contracts (1)	11,256	36,846	6,735	7,797	8,570
Total revenues	454,504	347,202	319,577	93,154	54,605
Costs and Expenses:
Production:
Lease operating expenses	105,502	74,366	63,944	18,471	12,652
Production and other taxes	40,430	29,369	28,621	6,840	3,845
Depreciation, depletion, amortization and accretion	167,535	104,542	84,857	22,231	14,610
Impairment of oil and natural gas properties	—	247,722	—	—	110,154
Selling, general and administrative expenses (2)	25,942	22,466	19,779	10,134	10,644
Total costs and expenses	339,409	478,465	197,201	57,676	151,905
Income (Loss) from Operations:	115,095	(131,263)	122,376	35,478	(97,300)
Other Income (Expense):
Other income	69	220	77	1	—
Interest expense	(61,148)	(41,891)	(28,994)	(5,766)	(4,276)
Net losses on interest rate derivative contracts	(96)	(6,992)	(4,962)	(2,148)	(1,140)
Net gain (loss) on acquisition of oil and natural gas properties	5,591	11,111	(367)	(5,680)	6,981
Total other income (expense)	(55,584)	(37,552)	(34,246)	(13,593)	1,565
Net Income (Loss)	59,511	(168,815)	88,130	21,885	(95,735)
Less: Net income attributable to non-controlling interest	—	—	(26,067)	—	—
Net Income (Loss) Attributable to Vanguard Unitholders	$59,511	$(168,815)	$62,063	$21,885	$(95,735)
Less: Distributions to Preferred unitholders	(2,634)	—	—	—	—
Net Income (Loss) Available to Common and Class B unitholders	$56,877	$(168,815)	$62,063	$21,885	$(95,735)
Net Income (Loss) Per Common and Class B Unit:
Basic	$0.78	$(3.11)	$1.95	$1.00	$(6.74)
Diluted	$0.77	$(3.11)	$1.95	$1.00	$(6.74)
Distributions Declared Per Common and Class B Unit (3)	$2.46	$2.79	$2.28	$2.15	$2.00
Weighted Average Common Units Outstanding:
Basic	72,644	53,777	31,370	21,500	13,791
Diluted	72,992	53,777	31,370	21,500	13,791
Weighted Average Class B Units Outstanding	420	420	420	420	420
Cash Flow Data:
Net cash provided by operating activities	$260,965	$204,490	$176,332	$71,577	$52,155
Net cash used in investing activities	$(397,977)	$(839,244)	$(236,350)	$(429,994)	$(109,315)
Net cash provided by financing activities	$137,267	$643,466	$61,041	$359,758	$57,644
Other Financial Information:
Adjusted EBITDA attributable to Vanguard unitholders interest (4)	$309,745	$230,512	$164,603	$80,396	$56,202

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

(2)	Includes $5.9 million, $5.4 million, $3.0 million, $1.0 million and $2.9 million of non-cash unit-based compensation expense in 2013, 2012, 2011, 2010 and 2009, respectively.

(3)
Includes distributions declared during the respective periods. Due to the change in the payment of our distributions from quarterly to monthly starting with our July 2012 distribution, the distributions declared during 2012 include 14 months of distributions compared to 12 months of distributions for each of the other years presented. See Item 8. Financial Statements and Supplementary Data—Note 9 for further detail on distributions declared.

(4)	See “—Non-GAAP Financial Measure” below.

(5)
From 2009 through 2013, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these assets. The operating results of these properties were included with ours from the closing date of the acquisitions forward.

(6)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin. As such, there are no operating results from these properties included in our operating results from the closing date of the divestiture forward.

(7)	The operating results of the subsidiaries we acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

	As of December 31,
	2013	2012	2011	2010 (1)	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,818	$11,563	$2,851	$1,828	$487
Short-term derivative assets	21,314	46,690	2,333	16,523	16,190
Other current assets	73,025	55,738	51,508	34,435	11,566
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,810,517	1,576,236	1,217,985	1,063,403	172,525
Long-term derivative assets	60,474	53,240	1,105	1,479	5,225
Goodwill (2)	420,955	420,955	420,955	420,955	—
Other assets	91,538	35,712	19,626	16,569	4,707
Total Assets	$2,489,641	$2,200,134	$1,716,363	$1,555,192	$210,700
Short-term derivative liabilities	$10,992	$5,366	$12,774	$6,209	$253
Other current liabilities	114,411	74,136	33,064	34,261	12,166
Term loan-current	—	—	—	175,000	—
Long-term debt	1,007,879	1,247,631	771,000	410,500	129,800
Long-term derivative liabilities	4,085	11,996	20,553	30,384	2,036
Other long-term liabilities	83,939	63,541	35,051	29,445	6,159
Members’ equity	1,268,335	797,464	843,921	320,731	60,286
Non-controlling interest in subsidiary	—	—	—	548,662	—
Total Liabilities and Members’ Equity	$2,489,641	$2,200,134	$1,716,363	$1,555,192	$210,700

(1)	Includes the fair value of the ENP assets and liabilities we acquired on December 31, 2010.

(2)	Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Purchase completed on December 31, 2010.

Summary Reserve and Operating Data

The following tables show estimated net proved reserves based on a reserve report prepared by us and audited by independent petroleum engineers, D&M, and certain summary unaudited information with respect to our production and sales of oil, natural gas and NGLs. You should refer to “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1. Business—Oil, Natural Gas and NGLs Data—Estimated Proved Reserves” and “Item 1. Business—Oil, Natural Gas and NGLs Data—Production and Price History” included in this Annual Report in evaluating the material presented below.

As of December 31, 2013
Reserve Data:
Estimated net proved reserves:
Crude oil (MMBbls)	45.3
Natural gas (Bcf)	586.5
NGLs (MMBbls)	29.2
Total (MMBOE)	172.2
Proved developed (MMBOE)	134.9
Proved undeveloped (MMBOE)	37.3
Proved developed reserves as % of total proved reserves	78%
Standardized Measure (in millions) (1)(2)	$1,834.0
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$96.90
Natural gas—Henry Hub per MMBtu	$3.67
NGLs—Volume-weighted average price per Bbl	$36.28

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

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the 12-month unweighted average of first-day-of-the-month commodity prices (the “12-month average price”) for January through December 2013, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price. NGLs prices were calculated using the differentials to the WTI price per Bbl of $96.90.

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately in the table below for the year ended December 31, 2011. None of our fields had proved reserves that were greater than 15% of our total proved reserves during 2013 and 2012.

	Net Production			Average Realized Sales Prices (4)			Production Cost (5)
	Crude Oil Bbls/day	Natural Gas Mcf/day	NGLs Bbls/day	Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per BOE
Year Ended December 31, 2013 (1)
All fields	8,462	137,632	4,047	$82.26	$3.39	$33.76	$8.15

Year Ended December 31, 2012 (2)
All fields	7,536	53,695	1,813	$84.00	$4.47	$45.11	$11.10

Year Ended December 31, 2011 (3)(6)
Elk Basin Field	2,098	315	328	$81.02	$3.38	$84.90	$10.99
All other fields	5,370	28,214	855	$83.02	$7.50	$59.96	$13.54
Total	7,468	28,529	1,183	$82.45	$7.45	$66.88	$13.07

(1)	Average daily production for 2013 calculated based on 365 days including production for all of our and ENP’s acquisitions from the closing dates of these acquisitions.

(2)	Average daily production for 2012 calculated based on 366 days including production for all of our and ENP’s acquisitions from the closing dates of these acquisitions.

(3)	Average daily production for 2011 calculated based on 365 days including production for all of our and ENP’s acquisitions from the closing dates of these acquisitions.

(4)
Average realized sales prices include the impact of hedges but exclude the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. For details on average sales prices without giving effect to the impact of hedges please see “Item 7. Management Discussion and Analysis of Financial Condition-Year Ended December 31, 2013 compared to Year Ended December 31, 2012” and “Item 7. Management Discussion and Analysis of Financial Condition -Year Ended December 31, 2012 compared to Year Ended December 31, 2011.”

(5)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

(6)
Production from the properties acquired in the ENP Purchase (discussed in "Description of the Business" in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) during 2011 through the date of the completion of the ENP Merger on December 1, 2011 was subject to a 53.4% non-controlling interest in ENP.

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus, for 2011, net income (loss) attributable to the non-controlling interest. The result is net income (loss) which includes the non-controlling interest for 2011. From this we add or subtract the following:

•	Net interest expense, including write-off of deferred financing fees;

•	Depreciation, depletion, amortization and accretion;

•	Impairment of oil and natural gas properties;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Net gains and losses on acquisitions of oil and natural gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Material transaction costs incurred on acquisitions and mergers;

•	Interest income;

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

Our Adjusted EBITDA should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. For example, we fund premiums paid for derivative contracts, acquisitions of oil and natural gas properties, including the assumption of derivative contracts related to these acquisitions, and other capital expenditures primarily with proceeds from debt or equity offerings or with borrowings under our Reserve-Based Credit Facility. For the purposes of calculating Adjusted EBITDA, we consider the cost of premiums paid for derivatives and the fair value of derivative contracts acquired as part of a business combination as investments related to our underlying oil and natural gas properties; therefore, they are not deducted in arriving at our Adjusted EBITDA. Our Consolidated Statements of Cash Flows, prepared in accordance with GAAP, present cash settlements on matured derivatives and the initial cash outflows of premiums paid to enter into derivative contracts as operating activities. When we assume derivative contracts as part of a business combination, we allocate a part of the purchase price and assign them a fair value at the closing date of the acquisition. The fair value of the derivative contracts acquired is recorded as a derivative asset or liability and presented as cash used in investing activities in our Consolidated Statements of Cash Flows. As the volumes associated with these derivative contracts, whether we entered into them or we assumed them, are settled, the fair value is recognized in operating cash flows. Whether these cash settlements on derivatives are received or paid, they are reported as operating cash flows which may increase or decrease the amount we have available to fund distributions.

However, for purposes of calculating Adjusted EBITDA, we consider both premiums paid for derivatives and the fair value of derivative contracts acquired as part of a business combination as investing activities. This is similar to the way the initial acquisition or development costs of our oil and natural gas properties are presented in our Consolidated Statements of Cash Flows; the initial cash outflows are presented as cash used in investing activities, while the cash flows generated from these assets are included in operating cash flows. The consideration of premiums paid for derivatives and the fair value of derivative contracts acquired as part of a business combination as investing activities for purposes of determining our Adjusted EBITDA differs from the presentation in our consolidated financial statements prepared in accordance with GAAP which (i) presents premiums paid for derivatives entered into as operating activities and (ii) the fair value of derivative contracts acquired as part of a business combination as investing activities.

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2013	2012	2011 (d)	2010 (e)	2009
	(in thousands)
Net income (loss) attributable to Vanguard unitholders	$59,511	$(168,815)	$62,063	$21,885	$(95,735)
Net income attributable to non-controlling interest	—	—	26,067	—	—
Net income (loss)	59,511	(168,815)	88,130	21,885	(95,735)
Plus:
Interest expense	61,148	41,891	28,994	5,766	4,276
Depreciation, depletion, amortization and accretion	167,535	104,542	84,857	22,231	14,610
Impairment of oil and natural gas properties	—	247,722	—	—	110,154
Net gains on commodity derivative contracts	(11,256)	(36,846)	(6,735)	(7,797)	(8,570)
Cash settlements on matured commodity derivative contracts (a)(b)	30,905	39,102	18,720	25,887	34,734
Net losses on interest rate derivative contracts (c)	96	6,992	4,962	2,148	1,140
Net (gain) loss on acquisitions of oil and natural gas properties	(5,591)	(11,111)	367	5,680	(6,981)
Texas margin taxes	601	239	261	(12)	(302)
Compensation related items	5,931	6,796	3,026	1,026	2,876
Material transaction costs incurred on acquisitions and mergers	865	—	2,019	3,583	—
Less:
Interest income	—	—	—	(1)	—
Adjusted EBITDA before non-controlling interest	$309,745	$230,512	$224,601	$80,396	$56,202
Non-controlling interest attributable to adjustments above	—	—	(62,838)	—	—
Administrative services fees eliminated in consolidation	—	—	2,840	—	—
Adjusted EBITDA attributable to Vanguard unitholders	$309,745	$230,512	$164,603	$80,396	$56,202

(a) Excludes premiums paid, whether at inception or deferred, for derivative contracts that settled during the period. We consider the cost of premiums paid for derivatives as an investment related to our underlying oil and natural gas properties.	$220	$11,641	$11,346	$1,950	$3,502
(b) Excludes the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. We consider the amounts paid to sellers for derivative contracts assumed with business combinations a part of the purchase price of the underlying oil and natural gas properties.	$30,200	$26,505	$169	$1,995	$3,619
(c) Includes settlements paid on interest rate derivatives	$3,888	$2,515	$2,874	$1,799	$1,903
(d) Results of operations from oil and natural gas properties acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

(e) As the ENP Purchase was completed on December 31, 2010, no results of operations were included for the year ended December 31, 2010.

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

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increasing our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2013, we own properties and oil and natural gas reserves primarily located in eight operating basins:

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Piceance Basin in Colorado;

•	the Gulf Coast Basin in Texas and Mississippi;

•	the Wind River Basin in Wyoming;

•	the Williston Basin in North Dakota and Montana; and

•	the Powder River Basin in Wyoming.

At December 31, 2013, we owned working interests in 7,277 gross (2,551 net) productive wells. In addition to these productive wells, we own leasehold acreage allowing us to drill new wells. We own working interests in approximately 797,118 gross undeveloped acres surrounding our existing wells. Approximately 22% or 37.3 MMBOE of our estimated proved reserves were attributable to our working interests in undeveloped acreage.

Outlook

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as access to capital, economic, political and regulatory developments, and competition from other sources of energy. Oil, natural gas and NGLs prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil, natural gas and NGLs could materially and adversely affect our financial position, our results of operations, the quantities of oil, natural gas and NGLs reserves that we can economically produce, our access to capital and our ability to pay distributions. We have mitigated the volatility on our cash flows price with derivative contracts through 2017 for oil and natural gas production, and through 2015 for NGLs production. These hedges are placed on a portion of our proved producing and a portion of our total anticipated production during this time frame. As oil, natural gas and NGLs prices fluctuate, we will recognize the change in the fair value of our commodity derivative contracts in the net gains or losses on commodity derivative contracts line item in our Consolidated Statement of Operations.

We face the challenge of oil, natural gas and NGLs production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the year ended December 31, 2013, we drilled and completed five gross (2.0 net) wells on operated properties and participated in the drilling of 73 gross (4.9 net) non-operated wells also completed during the year. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals and voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our cash flows at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue equity or debt securities on favorable terms, or at all, and we may be unable to refinance our Reserve-Based Credit Facility when it expires. Additionally, in the event of significant declines in commodity prices, our borrowing base under our Reserve-Based Credit Facility may be re-determined such that it will not provide for the working capital necessary to fund our capital spending program and could affect our ability to make distributions. The next scheduled redetermination of our borrowing base is April 2014.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Year Ended December 31, (1)
	2013	2012	2011 (2)
	(in thousands)
Revenues:
Oil sales	$268,922	$233,153	$236,003
Natural gas sales	124,513	47,270	47,977
NGLs sales	49,813	29,933	28,862
Oil, natural gas and NGLs sales	443,248	310,356	312,842
Net gains on commodity derivative contracts	11,256	36,846	6,735
Total revenues	$454,504	$347,202	$319,577
Costs and expenses:
Lease operating expenses	105,502	74,366	63,944
Production and other taxes	40,430	29,369	28,621
Depreciation, depletion, amortization and accretion	167,535	104,542	84,857
Impairment of oil and natural gas properties	—	247,722	—
Selling, general and administrative expenses (excluding non-cash compensation)	20,011	17,045	16,753
Non-cash compensation	5,931	5,421	3,026
Total costs and expenses	$339,409	$478,465	$197,201
Other income and expenses:
Other income	$69	$220	$77
Interest expense	$(61,148)	$(41,891)	$(28,994)
Net losses on interest rate derivative contracts	$(96)	$(6,992)	$(4,962)
Net gain (loss) on acquisition of oil and natural gas properties	$5,591	$11,111	$(367)

(1)
From 2011 through 2013, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

(2)	The operating results of the subsidiaries we acquired in the ENP Purchase through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Oil, natural gas and NGLs sales increased $132.9 million to $443.2 million during the year ended December 31, 2013 as compared to the same period in 2012. The key revenue measurements were as follows:

	Year Ended December 31, (1)		Percentage Increase (Decrease)
	2013	2012 (2)
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$87.06	$84.53	3%
Natural Gas (Price/Mcf)	$2.48	$2.41	3%
NGLs (Price/Bbl)	$33.72	$45.11	(25)%

Average realized prices, including hedging (3):
Oil (Price/Bbl)	$82.26	$84.00	(2)%
Natural Gas (Price/Mcf)	$3.39	$4.47	(24)%
NGLs (Price/Bbl)	$33.76	$45.11	(25)%

Average NYMEX prices:
Oil (Price/Bbl)	$98.04	$94.19	4%
Natural Gas (Price/Mcf)	$3.66	$2.96	24%

Total production volumes:
Oil (MBbls)	3,089	2,758	12%
Natural Gas (MMcf)	50,236	19,652	156%
NGLs (MBbls)	1,477	664	123%
Combined (MBOE)	12,938	6,697	94%

Average daily production volumes:
Oil (Bbls/day)	8,462	7,536	12%
Natural Gas (Mcf/day)	137,632	53,695	156%
NGLs (Bbls/day)	4,047	1,813	123%
Combined (BOE/day)	35,448	18,298	94%

(1)
During 2013 and 2012, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

(2)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin. As such, there are no operating results from these properties included in our operating results from the closing date of the divestiture forward.

(3)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The increase in oil, natural gas and NGLs sales during the year ended December 31, 2013 compared to the same period in 2012 was primarily due to the increase in production from our acquisitions that were completed during 2012 and 2013. Natural gas revenues increased from $47.3 million during the year ended December 31, 2012 to $124.5 million during the same period in 2013 primarily as a result of a 30,584 MMcf increase in our natural gas production volumes from our acquisitions. In addition, we also had a 3% increase in our average realized natural gas sales price received, excluding hedges, due to a higher average NYMEX price, which increased from $2.96 per Mcf during the year ended December 31, 2012 to $3.66 per Mcf during the same period in 2013. The impact of the increase in production volumes was offset by a 24% decrease in our average realized natural gas price, including hedges, from $4.47 per Mcf in 2012 to $3.39 per Mcf in the same period of 2013, primarily due to a 14% decrease in our weighted average natural gas hedge price. Oil revenues increased by $35.8 million from $233.2 million during the year ended December 31, 2012 to $268.9 million during the same period in 2013 primarily as a result of a 331 MBbls increase in our oil production. In addition, we also realized a higher average oil price, excluding hedges, due to the increase in average NYMEX price from $94.19 per Bbl during the year ended December 31, 2012 to $98.04 during the same period in 2013. NGLs revenues also increased 66% in 2013 compared to the same period in 2012 primarily due to a 813 MBbls increase in NGLs production volumes, offset by an $11.39 per Bbl, or 25%, decrease in our average realized NGLs price, excluding hedges.

Overall, our total production increased by 94% on a BOE basis for the year ended December 31, 2013 over the comparable period in 2012 and was primarily attributable to the impact from all of our acquisitions completed in 2012 wherein we realized the benefit of a full year of production in 2013 as well as from our 2013 acquisitions. On a BOE basis, crude oil, natural gas and NGLs accounted for 24%, 65% and 11%, respectively, of our production during the year ended December 31, 2013 compared to crude oil, natural gas and NGLs of 41%, 49% and 10%, respectively, during the same period in 2012.

Hedging and Price Risk Management Activities

During the year ended December 31, 2013, we recognized an $11.3 million net gain on commodity derivative contracts. Cash settlements on matured commodity derivative contracts of $30.9 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $31.1 million to $105.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, of which $29.9 million was related to increased lease operating expenses for oil and natural gas properties acquired during the second half of 2012 and in 2013, and $1.2 million was related to increased maintenance and repair expenses on existing wells.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Production and other taxes increased by $11.1 million to $40.4 million for the year ended December 31, 2013 primarily due to higher wellhead revenues as a result of the acquisitions completed in the second half of 2012 and in 2013. As a percentage of wellhead revenues, production, severance, and ad valorem taxes slightly decreased from 9.5% during the year ended December 31, 2012 to 9.1% for the year ended December 31, 2013.

Depreciation, depletion, amortization and accretion increased to approximately $167.5 million for the year ended December 31, 2013 from approximately $104.5 million for the year ended December 31, 2012 due primarily to the increase in oil and natural gas properties related to all our acquisitions completed during the second half of 2012 and in 2013.

An impairment of oil and natural gas properties of $247.7 million was recognized during the year ended December 31, 2012 as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin, the Piceance Basin, the Wind River Basin and the Powder River Basin. The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in the higher prices at the time of the acquisitions for 100% of the estimated natural gas production through June 2017 for the properties acquired in the Arkoma Basin and 85% of the estimated natural gas production through December 2016 for the properties acquired in the Piceance Basin, the Wind River Basin and the Powder River Basin by using commodity derivative contracts. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil. There was no impairment of oil and natural gas properties recognized during the year ended December 31, 2013.

Selling, general and administrative expenses include the costs of our administrative employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the year ended December 31, 2013 increased $3.0 million as compared to the year ended December 31, 2012 primarily resulting from increased compensation of $2.4 million related expenses resulting from the hiring of additional employees and increased executive compensation, $0.4 million in transition fees related to one of our acquisitions, and approximately $0.2 million increase in other general and administrative expenses attributable to our growth. Non-cash compensation expense also increased $0.5 million in 2013 as compared to the year ended December 31, 2012 primarily related to additional restricted and phantom unit grants in 2013.

Other Income and Expense

Interest expense increased to $61.1 million for the year ended December 31, 2013 as compared to $41.9 million for the year ended December 31, 2012 primarily due to a higher interest rate as a result of our public debt offerings completed in 2012.

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the acquisitions completed during 2013 compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in a gain of $7.3 million and in goodwill of $1.7 million, which was immediately impaired and recorded as a loss, resulting in a net gain of $5.6 million for the year ended December 31, 2013. The comparable measurement for the acquisitions completed during 2012 resulted in goodwill of $9.1 million, which was immediately impaired and recorded as a loss, and a gain of $20.2 million, resulting in a net gain of $11.1 million for the year ended December 31, 2012. The net gains and losses resulted from the increases and decreases in oil and natural gas prices used to value the reserves between the commitment and close dates and have been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Oil, natural gas and NGLs sales decreased by $2.5 million to $310.4 million during the year ended December 31, 2012 as compared to the same period in 2011. The key revenue measurements were as follows:

	Year Ended December 31, (2)		Percentage Increase (Decrease)
	2012 (3)	2011 (1)
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$84.53	$86.52	(2)%
Natural Gas (Price/Mcf)	$2.41	$4.59	(47)%
NGLs (Price/Bbl)	$45.11	$66.88	(33)%

Average realized prices, including hedging (4):
Oil (Price/Bbl)	$84.00	$82.45	2%
Natural Gas (Price/Mcf)	$4.47	$7.45	(40)%
NGLs (Price/Bbl)	$45.11	$66.88	(33)%

Average NYMEX prices:
Oil (Price/Bbl)	$94.19	$95.00	(1)%
Natural Gas (Price/Mcf)	$2.96	$4.02	(26)%

Total production volumes:
Oil (MBbls)	2,758	2,726	1%
Natural Gas (MMcf)	19,652	10,413	89%
NGLs (MBbls)	664	432	54%
Combined (MBOE)	6,697	4,893	37%

Average daily production volumes:
Oil (Bbls/day)	7,536	7,468	1%
Natural Gas (Mcf/day)	53,695	28,529	89%
NGLs (Bbls/day)	1,813	1,182	54%
Combined (BOE/day)	18,298	13,405	37%

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

(3)
On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin. As such, there are no operating results from these properties included in our operating results from the closing date of the divestiture forward.

(4)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The decrease in oil, natural gas and NGLs sales during the year ended December 31, 2012 compared to the same period in 2011 was primarily due to the decrease in our average realized prices. Oil revenues decreased by $2.9 million from $236.0 million during the year ended December 31, 2011 to $233.2 million during the same period in 2012 primarily as a result of a $1.99 per Bbl decrease in our average realized oil price, excluding hedges. Our lower average realized oil price, excluding hedges, was primarily due to a lower average NYMEX price, which decreased from $95.00 per Bbl during the year ended December 31, 2011 to $94.19 during the same period in 2012. Natural gas revenues also decreased from $48.0 million during the year ended December 31, 2011 to $47.3 million during the same period in 2012 primarily as a result of a 47% decrease in our average realized natural gas sales price received, excluding hedges and approximately $10.7 million in lower natural gas sales associated with the properties in the Appalachian Basin divested on March 30, 2012. The impact of the decrease in our natural gas price realizations was offset by a 9,239 MMcf increase in our natural gas production volumes from our acquisitions. Our lower average realized natural gas price was primarily due to a lower average NYMEX price, which decreased from $4.02 per Mcf during the year ended December 31, 2011 to $2.96 per Mcf during the same period in 2012. Overall, our total production increased by 37% on a BOE basis for the year ended December 31, 2012 over the comparable period in 2011 and was primarily attributable to the impact from all of our acquisitions completed during 2012. On a BOE basis, crude oil, natural gas and NGLs accounted for 41%, 49% and 10%, respectively, of our production during the year ended December 31, 2012 compared to crude oil, natural gas, and NGLs of 56%, 35% and 9%, respectively, during the same period in 2011.

Hedging and Price Risk Management Activities

During the year ended December 31, 2012, we recognized a $36.8 million net gain on commodity derivative contracts. Cash settlements on matured commodity derivative contracts of $39.1 million were recognized during the period.

During the year ended December 31, 2011, we recognized a $6.7 million net gain on commodity derivative contracts. Cash settlements on matured commodity derivative contracts of $18.7 million were recognized during the period. Additionally, we recognized $3.1 million in losses on commodity cash flow hedges that previously met the criteria for cash flow hedge accounting. This amount relates to derivative contracts that we entered into in order to mitigate commodity price exposure on a portion of our expected production and designated as cash flow hedges. They were later de-designated as cash flow hedges and the losses relate to amounts that settled during 2011 which have been reclassified to earnings from accumulated other comprehensive income.

Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $10.4 million to $74.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, of which $4.3 million was related to increased lease operating expenses for oil and natural gas properties acquired during 2012, $9.3 million was related to increased expenses on existing wells and $2.8 million was related to higher than anticipated costs for work in progress at year end 2011, resulting in an increase of costs in the current year activity. Additionally, this increase was offset by a decrease of approximately $6.0 million of lease operating expenses associated with the properties in the Appalachian Basin divested on March 30, 2012.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Production and other taxes increased by $0.7 million to $29.4 million for the year ended December 31, 2012. Severance taxes increased by $1.1 million due primarily to the increase in oil, natural gas and NGLs production due to the acquisitions completed during 2012, primarily in the Arkoma Basin. Ad valorem taxes decreased by $0.4 million primarily due to the decrease in oil, natural gas and NGLs sales in Wyoming, where ad valorem taxes are assessed based on total revenues. As a percentage of wellhead revenues, production, severance, and ad valorem taxes also remained consistent at 9.5% for the years ended December 31, 2012 and 2011.

Depreciation, depletion, amortization and accretion increased to approximately $104.5 million for the year ended December 31, 2012 from approximately $84.9 million for the year ended December 31, 2011 due primarily to the increase in oil and natural gas properties related to the acquisitions completed during 2012, primarily in the Arkoma Basin.

An impairment of oil and natural gas properties of $247.7 million was recognized during the year ended December 31, 2012 as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin, the Piceance Basin, the Wind River Basin and the Powder River Basin. The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in the higher prices at the time of the acquisitions for 100% of the estimated natural gas production through June 2017 for the properties acquired in the Arkoma Basin and 85% of the estimated natural gas production through December 2016 for the properties acquired in the Piceance Basin, the Wind River Basin and the Powder River Basin by using commodity derivative contracts. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

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

Other Income and Expense

Interest expense increased to $41.9 million for the year ended December 31, 2012 as compared to $29.0 million for the year ended December 31, 2011 primarily due to a higher interest rate as a result of the debt offerings completed in April and October 2012, and higher average outstanding debt under the Reserve-Based Credit Facility.

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

We have elected to use the full-cost method to account for our investment in oil and natural gas properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding oil, natural gas and NGLs reserves, including salaries, benefits and other internal costs directly related to these finding activities. For the years ended December 31, 2013 and 2012, there were no internal costs capitalized. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and natural gas properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Our results of operations would have been different had we used the successful-efforts method for our oil and natural gas investments. Generally, the application of the full-cost method of accounting results in higher capitalized costs and higher depletion rates compared to similar companies applying the successful-efforts method of accounting.

Full-Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties is limited to the sum of the estimated future net revenues from proved properties using oil and natural gas prices based upon the 12-month average prices, after giving effect to cash flow hedge positions, for which hedge accounting is applied, discounted at 10% and the lower of cost or fair value of unproved properties (“Ceiling Test”). In 2013 and 2012, our hedges were not considered cash flow hedges for accounting purposes, and thus the value of our hedges were not considered in our ceiling test calculations, except during 2011 when the amounts in other comprehensive income related to the 2007 commodity derivative contracts designated as cash flow hedges were included. The SEC’s Final Rule, “Modernization of Oil and Gas Reporting,” requires that the present value of future net revenue from proved properties be calculated based upon the 12-month average price.

The calculation of the Ceiling Test and the provision for depletion and amortization are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development as more fully discussed in “—Oil, Natural Gas and NGLs Reserve Quantities” below. Due to the imprecision in estimating oil, natural gas and NGLs reserves as well as the potential volatility in oil, natural gas and NGLs prices and their effect on the carrying value of our proved oil, natural gas and NGLs reserves, there can be no assurance that additional Ceiling Test write downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas properties. These factors include declining oil, natural gas and NGLs prices, downward revisions in estimated proved oil, natural gas and NGLs reserve quantities and unsuccessful drilling activities.

No ceiling test impairment was required during 2013 or 2011. During the year ended December 31, 2012, we recorded a non-cash ceiling test impairment of oil and natural gas properties of $247.7 million as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin and the properties acquired in the Piceance Basin, the Wind River Basin and the Powder River Basin. The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in the higher prices at the time of the acquisitions for 100% of the estimated natural gas production through June 2017 for the properties acquired in the Arkoma Basin Acquisition and 85% of the estimated natural gas production through December 2016 for the properties acquired in the Piceance Basin, the Wind River Basin and the Powder River Basin by using commodity derivative contracts. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

In a natural gas price environment, when the historical 12-month average price is significantly less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain attributes exist, such as declining oil and natural gas prices. Based on the 11-month average oil, natural gas and NGLs prices through February 1, 2014, we do not anticipate an impairment at March 31, 2014.

Business Combinations

We account for business combinations under ASC Topic 805. We recognize and measure in our financial statements the fair value of all identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree and any goodwill acquired in all transactions in which control of one or more businesses is obtained.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of ASC Topic 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1 or whenever indicators of impairment exist. All goodwill recognized in connection with our acquisitions other than the ENP Purchase has been determined to be impaired and written off. The goodwill test is performed at the reporting unit level. Beginning in 2012, the reporting unit for the goodwill recognized in the ENP Purchase, represents our oil and natural gas operations in the United States. If the fair value of the reporting unit is determined to be less than its carrying value, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit.

On October 1, 2013 and 2012, we performed our annual impairment tests for the goodwill recognized in the ENP Purchase and our analyses concluded that there was no impairment of goodwill as of these dates. Significant decreases in the prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge.

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

Oil, Natural Gas and NGLs Reserve Quantities

Our reserve engineers estimate proved oil and gas reserves accordance with SEC regulations, which directly impact financial accounting estimates, including depreciation, depletion, amortization and accretion. Proved oil and gas reserves are defined by the SEC as the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Although our reserve engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation rates used by us. We cannot predict the types of reserve revisions that will be required in future periods.

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2013 or 2012.

Price Risk Management Activities

We use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations. Currently, these derivative financial instruments include fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators.

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

Stock Based Compensation

We account for Stock Based Compensation pursuant to ASC Topic 718 “Compensation-Stock Compensation” (“ASC Topic 718”). ASC Topic 718 requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

Capital Resources and Liquidity

Overview

Historically, we have obtained financing through private equity investments in us, proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties; however, we expect to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity and debt, depending on market conditions. As of February 26, 2014, we have $362.2 million available to be borrowed under our Reserve-Based Credit Facility.

The borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $1.3 billion and the next scheduled redetermination is in April 2014. If commodity prices decline and banks lower their internal projections of oil, natural gas and NGLs prices, it is possible that we will be subject to a decrease in our borrowing base availability in the future.

As a result, absent accretive acquisitions, to the extent available after unitholder distributions, debt service, and capital expenditures, it is our current intention to utilize our excess cash flow during 2014 to reduce our borrowings under our Reserve-Based Credit Facility. Based upon current expectations, we believe existing liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$261.0	$204.5	$176.3
Net cash used in investing activities	$(398.0)	$(839.2)	$(236.4)
Net cash provided by financing activities	$137.3	$643.5	$61.0

Cash Flow from Operations

Net cash provided by operating activities was $261.0 million during the year ended December 31, 2013, compared to $204.5 million during the year ended December 31, 2012, and compared to $176.3 million during the year ended December 31, 2011.

During the year ended December 31, 2013, changes in working capital increased total cash flows by $13.8 million in 2013. Contributing to the increase in working capital during 2013 was a $35.3 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments, offset by a $22.1 million increase in accounts receivable related to the timing of receipts from production from the acquisitions.

During the year ended December 31, 2012, changes in working capital increased cash flows by $16.9 million. Contributing to the increase in working capital during 2012 was a $23.0 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments, a $3.8 million decrease in accounts receivable related to the timing of receipts from production from the acquisitions, offset by an $8.2 million payment for premiums paid on commodity derivative contracts.

During the year ended December 31, 2011, changes in working capital resulted in an $18.3 million decrease in cash flows from operating activities due to a $15.1 million increase in accounts receivable related to the timing of receipts from production from the acquisitions and a $4.4 million decrease in accrued expenses and other current liabilities that resulted primarily from the timing effects of payments for transaction costs related to the ENP Purchase and compensation-related amounts. Offsetting this decrease in cash flows from operating activities during 2011 was a $3.0 million increase in accounts payable that resulted primarily from the timing of payment for invoices.

The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the years ended December 31, 2013, 2012 and 2011.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic and political activity, weather and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices of oil, natural gas and NGLs. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators to reduce our exposure to the volatility in oil and natural gas prices. However, unlike natural gas, we are unable to hedge oil price differentials in certain operating areas which could significantly impact our cash flow from operations. Please read “Item 1. Business—Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for details about derivatives in place through 2017 for oil and natural gas production and through 2015 for NGLs production.

 Investing Activities

Cash used in investing activities was approximately $398.0 million for the year ended December 31, 2013, compared to $839.2 million during the same period in 2012, and compared to $236.4 million during the same period in 2011.

Cash used in investing activities during the year ended December 31, 2013 included $56.7 million for the drilling and development of oil and natural gas properties, $272.1 million for the acquisition of oil and natural gas properties, and $67.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties.

During the year ended December 31, 2012, we used cash of $783.4 million for the acquisition of oil and natural gas properties, $50.4 million for the drilling and development of oil and natural gas properties and $10.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, offset by $5.5 million in proceeds from the partial sale of certain oil and natural gas leases in the Williston region.

During the year ended December 31, 2011, we used cash of $205.2 million for the acquisition of oil and natural gas properties, $34.1 million for the drilling and development of oil and natural gas properties, and $1.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, offset by $5.2 million in proceeds from the divestiture of certain oil and natural gas properties in the Permian Basin.

Excluding any potential acquisitions, we currently anticipate a capital budget for 2014 of approximately $136.5 million. Our expected capital spending will largely include drilling and completion in the Permian Basin, Arkoma Basin and the Green River Basin where we recently acquired properties in the Pinedale Acquisition. We anticipate that our cash flow from operations and available borrowing capacity under our Reserve-Based Credit Facility will exceed our planned capital expenditures and other cash requirements for the year ended December 31, 2014. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash provided by financing activities was approximately $137.3 million for year ended December 31, 2013, compared to $643.5 million for the year ended December 31, 2012 and compared to $61.0 million for the year ended December 31, 2011.

Cash provided by financing activities during the year ended December 31, 2013 included net proceeds from borrowings of long-term debt of $589.5 million, net proceeds from our common unit offerings of $498.4 million and net proceeds from our preferred unit offerings of $61.0 million. Additionally, cash of $829.5 million was used in the repayments of our Reserve-Based Credit Facility and $2.1 million was paid for financing costs. We also paid distributions of $177.6 million to our common and Class B unitholders and $2.4 million to our preferred unitholders.

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

On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the agreement we had with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units provided for under the 2011 Distribution Agreement, approximately $4.0 million of our common units were issued and sold under a prospectus supplement to our 2009 Shelf Registration Statement, which expired in August 2012. Subsequent offerings of our common units under the 2011 Distribution Agreement were made pursuant to a new prospectus supplement to the 2012 Shelf Registration Statement. On November 22, 2013, we terminated the 2011 Distribution Agreement. Total net proceeds received under the 2011 Distribution Agreement during 2013 through the termination of the agreement were approximately $31.5 million, after commissions, from the sales of 1,103,499 common units.

On November 26, 2013, we entered into an Equity Distribution Agreement (the “2013 Distribution Agreement”) with respect to the issuance and sale of our securities. Pursuant to the terms of the 2013 Distribution Agreement, we may sell from time to time through our sales agents, a combination of or either (1) our common units up to an aggregate gross sales price of $500,000,000 or (2) our Series A Preferred Units up to an aggregate gross sales price of $250,000,000. The common units and Series A Preferred Units to be sold under the 2013 Distribution Agreement are registered under the 2012 Registration Statement. During 2013, total net proceeds received under the 2013 Distribution Agreement were approximately $21.2 million, after commissions, from the sales of 748,100 common units and $0.4 million, after commissions, from the sales of 15,927 Series A Preferred Units.

Please read Note 11 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Shelf Registration Statements.

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

Subsidiary Guarantors

We and VNRF, our 100% owned finance subsidiary, may co-issue securities pursuant to the 2012 Shelf Registration Statement discussed above. VNR has no independent assets or operations. Debt securities that we may offer may be guaranteed by our subsidiaries. We contemplate that if we offer debt securities, the guarantees will be full and unconditional and joint and several, and any subsidiaries of Vanguard that do not guarantee the securities will be minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and an initial borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). On December 31, 2013, there were $460.0 million of outstanding borrowings and $838.2 million of borrowing capacity under the Reserve-Based Credit Facility, including a $1.8 million reduction in availability for letters of credit (discussed below).

On April 17, 2013, we entered into the Fourth Amendment to the Credit Agreement, which provided for, among others, (a) the extension of the maturity date to April 16, 2018, (b) the increase of our borrowing base from $1.2 billion to $1.3 billion and (c) increased hedging flexibility. Under this amendment, we were only committed to and paying for a borrowing utilization of $1.2 billion, but we had the flexibility to request the additional $100.0 million of availability as needed. We entered into the Fifth Amendment to the Credit Agreement effective on November 5, 2013 to reaffirm our borrowing base of $1.3 billion, to increase our commitment to $1.3 billion and to add two new lenders to the credit facility.

The applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

The borrowing base is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next borrowing base redetermination is scheduled for April 2014 utilizing our December 31, 2013 reserve report.  If commodity prices decline and banks lower their internal projections of oil, natural gas and NGLs prices, it is possible that we will be subject to decreases in our borrowing base availability in the future. As of February 26, 2014, we have $362.2 million available to be borrowed under our Reserve-Based Credit Facility, including a $2.8 million reduction in availability for letters of credit (as discussed below).

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

As of December 31, 2013, we have elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we are in compliance with the terms of our Reserve-Based Credit Facility at December 31, 2013. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

•
the entry of, and failure to pay, one or more adverse judgments in excess of 2% of the existing borrowing base (to the extent not covered by independent third-party insurance provided by insurers of the highest claims paying rating or financial strength as to which the insurer does not dispute coverage and is not subject to insolvency proceeding) or one or more non-monetary judgments that could reasonably be expected to have a material adverse effect and for which enforcement proceedings are brought or that are not stayed pending appeal;

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

Letters of Credit

At December 31, 2013, we had unused irrevocable standby letters of credit of approximately $1.8 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit are provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks. On January 30, 2014, we issued additional irrevocable standby letters of credit of approximately $1.0 million related to transportation agreements in connection with the Pinedale Acquisition.

Senior Notes

We have $550.0 million outstanding in aggregate principal amount of 7.875% senior notes due 2020 (the "Senior Notes"). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by our Subsidiary Guarantors, subject to the same guaranty release conditions. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At December 31, 2013, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $286.8 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

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

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2013, there were no material loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of December 31, 2013 is provided in the following table.

	Payments Due by Year (in thousands)
	2014	2015	2016	2017	2018	After 2018	Total
Management base salaries	$1,385	$1,385	$—	$—	$—	$—	$2,770
Asset retirement obligations (1)	5,759	6,579	10,397	3,755	4,933	56,544	87,967
Derivative liabilities (2)	20,162	12,572	6,598	1,362	—	—	40,694
Reserve-Based Credit Facility (3)	—	—	—	—	460,000	—	460,000
Senior Notes and related interest	54,141	43,313	43,313	43,313	43,312	607,750	835,142
Operating leases	938	932	751	766	142	—	3,529
Development commitments (4)	25,062	—	—	—	—	—	25,062
Firm transportation and processing agreements (5)	12,625	8,069	5,655	4,106	3,527	3,597	37,579
Total	$120,072	$72,850	$66,714	$53,302	$511,914	$667,891	$1,492,743

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing for our natural gas and oil production is primarily driven by spot market prices applicable to our natural gas production and the prevailing price for crude oil. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. Our natural gas indexes include the Houston Ship Channel, West Texas (“Waha Index”), El Paso Natural Gas Company (Permian Basin), Transwestern (Permian), Colorado Interstate Gas Co. (Rocky Mountains Index), Northwest Pipeline Corp. (Rocky Mountains Index), Transcontinental Gas Pipe Line Corp: Zone 4 and Enable Gas: East index. As for oil production, realized pricing is primarily driven by WTI, the Light Louisiana Sweet Crude, Wyoming Imperial, Flint Hills Bow River prices and calendar NYMEX pricing. The NGLs price exposure is centered on the Oil Price Information Service postings as well as market-negotiated ethane spot prices.

Pricing for oil, natural gas and NGLs production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the potential exists that if commodity prices decline to a certain level, the borrowing base for our Reserve-Based Credit Facility can be decreased at the borrowing base redetermination date to an amount lower than the amount of debt currently outstanding and, because it would be uneconomical, production could decline to levels below our hedged volumes. Furthermore, the risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves, or if estimated future development costs increase.

We routinely enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that mitigate the volatility of future prices received as follows:

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

•	Put spread options - created when we purchase a put and sell a put simultaneously.

•
Put options sold - a structure that may be combined with an existing swap to raise the strike price, putting us in either a higher asset position, or a lower liability position. In general, selling a put option is used to enhance an existing position or a position that we intend to enter into simultaneously.

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the crude oil or natural gas settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell at that level.

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Substantially all of our natural gas hedges are at regional sales points in our operating regions, which mitigate the risk of basis differential to the Henry Hub index. Typically, management intends to hedge 75% to 85% of projected oil and natural gas production up to a four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. Currently, we are unable to hedge oil differentials in certain operating areas which exposes our cash flow to increased volatility in these areas. We have also entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. However, a liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGLs hedging market is constrained in terms of price, volume, tenor and number of counterparties, which limits our ability to hedge our NGLs production effectively or at all. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if they believe that they can take advantage of an unusual market condition allowing them to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

At December 31, 2013, the fair value of commodity derivative contracts was an asset of approximately $73.5 million, of which $13.2 million settles during the next twelve months. A 10% increase in the oil and natural gas index price above the December 31, 2013 price would result in a decrease in the fair value of all of our commodity derivative contracts of approximately $113.3 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of approximately $109.6 million. This sensitivity analysis measures the current value of the commodity derivative contracts using forward price curves and volatility surfaces under a proprietary system and then increases or decreases, as applicable, the forward price curve to determine the fair value of the commodity derivative contracts under the assumed oil and natural gas price indexes.

The following table summarizes commodity derivative contracts in place at December 31, 2013:

	Year 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	47,885,225	53,107,500	49,593,000	22,202,000
Fixed Price ($/MMBtu)	$4.51	$4.46	$4.50	$4.34

	Year 2014	Year 2015	Year 2016	Year 2017
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	1,815,875	692,000	146,400	73,000
Fixed Price ($/Bbl)	$90.59	$91.18	$89.98	$86.60
Collars:
Notional Volume (Bbls)	12,000	—	—	—
Floor Price ($/Bbl)	$100.00	$—	$—	$—
Ceiling Price ($/Bbl)	$116.20	$—	$—	$—
Three-Way Collars:
Notional Volume (Bbls)	1,313,850	924,055	549,000	—
Floor Price ($/Bbl)	$93.47	$92.10	$90.00	$—
Ceiling Price ($/Bbl)	$101.25	$101.54	$95.00	$—
Put Sold ($/Bbl)	$72.57	$72.04	$70.00	$—
Put Spread Options:
Notional Volume (Bbls)	—	255,500	—	—
Floor Price ($/Bbl)	$—	$100.00	$—	$—
Put Sold ($/Bbl)	$—	$75.00	$—	$—
Total Oil Positions:
Notional Volume (Bbls)	3,141,725	1,871,555	695,400	73,000
Floor Price ($/Bbl)	$91.83	$92.84	$90.00	$86.60

	Year 2014	Year 2015
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Bbls)	70,773	—
Fixed Price ($/Bbl)	$11.03	$—
Mont Belvieu Propane
Notional Volume (Bbls)	144,157	91,250
Fixed Price ($/Bbl)	$40.50	$42.00
Mont Belvieu N. Butane
Notional Volume (Bbls)	15,075	—
Fixed Price ($/Bbl)	$65.62	$—
Mont Belvieu Isobutane
Notional Volume (Bbls)	16,078	—
Fixed Price ($/Bbl)	$70.24	$—
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	27,667	—
Fixed Price ($/Bbl)	$88.57	$—
Total NGLs Positions:
Notional Volume (Bbls)	273,750	91,250
Fixed Price ($/Bbl)	$40.87	$42.00

As of December 31, 2013, the Company had sold the following oil put option contracts:

	Year 2014	Year 2015	Year 2016	Year 2017
Oil Positions:
Notional Volume (Bbls)	73,000	692,000	146,400	73,000
Put Sold ($/Bbl)	$75.00	$72.36	$75.00	$75.00

As of December 31, 2013, the Company had the following open range bonus accumulators contracts:

	Year 2014	Year 2015
Gas Positions:
Notional Volume (MMBtu)	1,460,000	1,460,000
Bonus ($/MMBtu)	$0.20	$0.20
Digital call sold ($/MMBtu)	$4.75	$4.75
Put Sold ($/MMBtu)	$3.25	$3.25
Oil Positions:
Notional Volume (Bbls)	912,500	—
Bonus ($/Bbl)	$4.94	$—
Digital call sold ($/Bbl)	$103.20	$—
Put Sold ($/Bbl)	$70.50	$—

The weighted average floor price of the oil positions as of December 31, 2013, including the impact of the range bonus accumulators, is $93.27 for contracts that settle in 2014. The weighted average floor price of the gas positions as of December 31, 2013, including the impact of the range bonus accumulators, is $4.52 for contracts that settle in 2014 and $4.47 for contracts that settle in 2015.

As of December 31, 2013, the Company had the following open basis swap contracts:

	Year 2014	Year 2015
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	11,845,000	12,775,000
Weighted-basis differential ($/MMBtu)	$(0.21)	$(0.29)
Rocky Mountain CIG and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	452,500	—
Weighted-basis differential ($/MMBtu)	$(0.32)	$—

	Year 2014	Year 2015
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	584,000	365,000
Weighted-basis differential ($/Bbl)	$(0.84)	$(0.90)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	328,500	—
Weighted-basis differential ($/Bbl)	$(1.05)	$—
Light Louisiana Sweet Crude and Brent Basis Differential
Notional Volume (Bbls)	182,500	—
Weighted-basis differential ($/Bbl)	$(3.95)	$—

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	Year 2014	Year 2015	Year 2016
Oil Positions:
Notional Volume (Bbls)	492,750	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$117.22	$105.98	$125.00

Interest Rate Risks

At December 31, 2013, we had debt outstanding of $1.0 billion. The amount outstanding under our Reserve-Based Credit Facility at December 31, 2013 of $460.0 million is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.02 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under net gains (losses) on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate swaps at December 31, 2013 (in thousands):

	Year 2014	Year 2015 (1) (2)	Year 2016
Weighted Average Notional Amount	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.27%	1.49%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed LIBOR rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

Counterparty Risk

At December 31, 2013, based upon all of our open derivative contracts shown above and their respective mark-to-market values, the Company had the following current and long-term derivative assets and liabilities shown by counterparty with their S&P financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at December 31, 2013
Bank of America (A)	$1,257	$2,780	$(628)	$(820)	$2,589
Barclays (A)	449	4,546	—	—	4,995
BBVA Compass (BBB-)	240	—	—	(68)	172
BMO (A+)	1,397	51	—	—	1,448
CIBC (A+)	1,496	1,727	—	—	3,223
Citibank (A)	223	5,498	—	—	5,721
Comerica (A)	—	88	(304)	—	(216)
Credit Agricole (A)	—	—	(397)	(649)	(1,046)
Deutsche Bank (A)	22	1,809	—	—	1,831
Fifth Third Bank (A-)	—	195	(157)	—	38
JP Morgan (A)	14,490	31,320	—	—	45,810
Morgan Stanley (A-)	—	234	(29)	—	205
Natixis (A)	931	1,956	(414)	—	2,473
RBC (AA-)	119	1,842	(1,822)	—	139
Scotia Capital (A+)	690	5,725	(684)	(1,244)	4,487
Shell (AA-)	—	—	(57)	(94)	(151)
Wells Fargo (AA-)	—	2,703	(6,500)	(1,210)	(5,007)
Total	$21,314	$60,474	$(10,992)	$(4,085)	$66,711

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (i) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $73.1 million at December 31, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Below is an index to the items contained in this “Item 8. Financial Statements and Supplementary Data.”

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), members' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Natural Resources, LLC at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Natural Resources LLC's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 28, 2014

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,
(in thousands, except per unit data)

	2013	2012	2011
Revenues:
Oil sales	$268,922	$233,153	$236,003
Natural gas sales	124,513	47,270	47,977
NGLs sales	49,813	29,933	28,862
Net gains on commodity derivative contracts	11,256	36,846	6,735
Total revenues	454,504	347,202	319,577

Costs and expenses:
Production:
Lease operating expenses	105,502	74,366	63,944
Production and other taxes	40,430	29,369	28,621
Depreciation, depletion, amortization and accretion	167,535	104,542	84,857
Impairment of oil and natural gas properties	—	247,722	—
Selling, general and administrative expenses	25,942	22,466	19,779
Total costs and expenses	339,409	478,465	197,201

Income (loss) from operations	115,095	(131,263)	122,376

Other income (expense):
Other income	69	220	77
Interest expense	(61,148)	(41,891)	(28,994)
Net losses on interest rate derivative contracts	(96)	(6,992)	(4,962)
Net gain (loss) on acquisition of oil and natural gas properties	5,591	11,111	(367)
Total other expense	(55,584)	(37,552)	(34,246)

Net income (loss)	59,511	(168,815)	88,130
Less: Net income attributable to non-controlling interest	—	—	(26,067)
Net income (loss) attributable to Vanguard unitholders	59,511	(168,815)	62,063
Less: Distributions to Preferred unitholders	(2,634)	—	—
Net income (loss) available to Common and Class B unitholders	$56,877	$(168,815)	$62,063

Net income (loss) per Common and Class B unit:
Basic	$0.78	$(3.11)	$1.95
Diluted	$0.77	$(3.11)	$1.95

Weighted average units outstanding:
Common units – basic	72,644	53,777	31,370
Common units – diluted	72,992	53,777	31,430
Class B units – basic & diluted	420	420	420

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31,
(in thousands)

	2013	2012	2011
Net income (loss)	$59,511	$(168,815)	$88,130

Net income from derivative contracts:
Reclassification adjustments for settlements	—	—	3,032
Other comprehensive income	—	—	3,032

Comprehensive income (loss)	$59,511	$(168,815)	$91,162

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Balance Sheets
As of December 31,
(in thousands, except unit data)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$11,818	$11,563
Trade accounts receivable, net	70,109	51,880
Derivative assets	21,314	46,690
Other currents assets	2,916	3,858
Total current assets	106,157	113,991
Oil and natural gas properties, at cost	2,523,671	2,126,268
Accumulated depletion, amortization and impairment	(713,154)	(550,032)
Oil and natural gas properties evaluated, net – full cost method	1,810,517	1,576,236
Other assets
Goodwill	420,955	420,955
Derivative assets	60,474	53,240
Other assets	91,538	35,712
Total assets	$2,489,641	$2,200,134

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$9,824	$8,417
Affiliates	249	32
Accrued liabilities:
Lease operating	12,882	7,884
Developmental capital	10,543	4,754
Interest	11,989	11,573
Production and other taxes	16,251	12,852
Derivative liabilities	10,992	5,366
Oil and natural gas revenue payable	23,245	8,226
Distributions payable	16,499	11,919
Other	12,929	8,479
Total current liabilities	125,403	79,502
Long-term debt	1,007,879	1,247,631
Derivative liabilities	4,085	11,996
Asset retirement obligations	82,208	60,096
Other long-term liabilities	1,731	3,445
Total liabilities	1,221,306	1,402,670
Commitments and contingencies (Note 8)
Members’ equity
Preferred units, 2,535,927 units issued and outstanding at December 31, 2013	61,021	—
Members’ capital, 78,337,259 and 58,706,282 common units issued and outstanding at December 31, 2013 and 2012, respectively	1,205,311	794,426
Class B units, 420,000 issued and outstanding at December 31, 2013 and 2012	2,003	3,038
Total members’ equity	1,268,335	797,464
Total liabilities and members’ equity	$2,489,641	$2,200,134

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Members’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Preferred Units	Preferred Units Amount	Common Units	Common Units Amount	Class B Units	Class B Units Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Members’ Equity
Balance, January 1, 2011	—	$—	29,666	$318,597	420	$5,166	$(3,032)	$548,662	$869,393
Issuance of common units in connection with the ENP Merger and equity offering, net of merger costs of $2,503 and offering costs of $126	—	—	18,439	524,697	—	—	—	(527,326)	(2,629)
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(68,068)	—	(959)	—	—	(69,027)
Unit-based compensation	—	—	215	2,425	—	—	—	—	2,425
Net income	—	—	—	62,063	—	—	—	26,067	88,130
Settlement of cash flow hedges in other comprehensive income	—	—	—	—	—	—	3,032	—	3,032
ENP cash distribution to non-controlling interest	—	—	—	—	—	—	—	(47,403)	(47,403)
Balance at December 31, 2011	—	—	48,320	839,714	420	4,207	—	—	843,921
Issuance of common units, net of offering costs of $1,109	—	—	12,149	321,900	—	—	—	—	321,900
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(151,021)	—	(1,169)	—	—	(152,190)
Common units received in exchange for Appalachian Basin properties	—	—	(1,900)	(52,480)	—	—	—	—	(52,480)
Unit-based compensation	—	—	87	4,178	—	—	—	—	4,178
Options exercised	—	—	50	950	—	—	—	—	950
Net loss	—	—	—	(168,815)	—	—	—	—	(168,815)
Balance at December 31, 2012	—	—	58,706	794,426	420	3,038	—	—	797,464
Issuance of common units for the acquisition of oil and natural gas properties	—	—	1,075	29,992	—	—	—	—	29,992
Issuance of preferred units, net of offering costs of $402	2,536	61,021	—	—	—	—	—	—	61,021
Issuance of common units, net of offering costs of $415	—	—	18,377	498,360	—	—	—	—	498,360
Distributions to Preferred unitholders (see Note 9)	—	—	—	(2,634)	—	—	—	—	(2,634)
Distributions to Common and Class B unitholders (see Note 9)	—	—	—	(180,891)	—	(1,035)	—	—	(181,926)
Unit-based compensation	—	—	179	6,547	—	—	—	—	6,547
Net income	—	—	—	59,511	—	—	—	—	59,511
Balance at December 31, 2013	2,536	$61,021	78,337	$1,205,311	420	$2,003	$—	$—	$1,268,335
 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2013	2012	2011
Operating activities
Net income (loss)	$59,511	$(168,815)	$88,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	167,535	104,542	84,857
Impairment of oil and natural gas properties	—	247,722	—
Amortization of deferred financing costs	3,715	2,925	4,208
Amortization of debt discount	248	172	—
Unit-based compensation	4,206	4,178	2,557
Non-cash compensation associated with phantom units granted to officers	1,725	1,243	469
Net gains on commodity and interest rate derivative contracts	(11,160)	(29,854)	(1,773)
Cash settlements on matured commodity derivative contracts	30,905	39,102	18,720
Cash settlements paid on matured interest rate derivative contracts	(3,888)	(2,515)	(2,874)
Net (gain) loss on acquisitions of oil and natural gas properties	(5,591)	(11,111)	367
Changes in operating assets and liabilities:
Trade accounts receivable	(22,065)	3,778	(15,085)
Payables to affiliates	217	(1,647)	50
Premiums paid on commodity derivative contracts	(204)	(8,158)	(1,621)
Other current assets	(603)	(318)	(202)
Accounts payable and oil and natural gas revenue payable	16,426	8,604	2,972
Accrued expenses and other current liabilities	18,855	14,375	(4,440)
Other assets	1,133	267	(3)
Net cash provided by operating activities	260,965	204,490	176,332
Investing activities
Additions to property and equipment	(1,975)	(721)	(935)
Additions to oil and natural gas properties	(56,661)	(50,405)	(34,096)
Acquisitions of oil and natural gas properties and derivative contracts	(272,057)	(783,355)	(205,222)
Proceeds from the sale of oil and natural gas properties	—	5,522	5,231
Deposits and prepayments of oil and natural gas properties	(67,284)	(10,285)	(1,328)
Net cash used in investing activities	(397,977)	(839,244)	(236,350)
Financing activities
Proceeds from long-term debt	589,500	1,477,459	1,073,500
Repayment of debt	(829,500)	(1,001,000)	(888,000)
Proceeds from preferred unit offerings, net	61,021	—	—
Proceeds from common unit offerings, net	498,360	321,900	—
Distributions to Preferred unitholders	(2,426)	—	—
Distributions to Common and Class B members	(177,555)	(140,271)	(69,027)
ENP distributions to non-controlling interest	—	—	(47,403)
Financing fees	(2,133)	(15,572)	(5,282)
Exercised options granted to officers	—	950	—
Prepaid offering costs	—	—	(2,747)
Net cash provided by financing activities	137,267	643,466	61,041
Net increase in cash and cash equivalents	255	8,712	1,023
Cash and cash equivalents, beginning of year	11,563	2,851	1,828
Cash and cash equivalents, end of year	$11,818	$11,563	$2,851
Supplemental cash flow information:
Cash paid for interest	$57,067	$27,625	$25,021
Non-cash financing and investing activities:
Asset retirement obligations	$22,692	$26,365	$4,934
Common units issued for the acquisition of oil and gas properties	$29,992	$—	$—
Common units received in exchange for the Appalachian Basin properties	$—	$52,480	$—
Issuance of common units for the ENP Merger	$—	$—	$527,326
 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Description of the Business:

Vanguard Natural Resources, LLC is a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2013, we own properties and oil and natural gas reserves primarily located in eight operating basins:

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Permian Basin in West Texas and New Mexico;

•	the Big Horn Basin in Wyoming and Montana;

•	the Piceance Basin in Colorado;

•	the Gulf Coast Basin in South Texas and Mississippi;

•	the Wind River Basin in Wyoming;

•	the Williston Basin in North Dakota and Montana; and

•	the Powder River Basin in Wyoming.

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

On December 1, 2011, we acquired the remaining 53.4% of the ENP Units not held by us through a merger (the “ENP Merger”) with one of our wholly-owned subsidiaries. In connection with the ENP Merger, ENP’s public unitholders received 0.75 VNR common units in exchange for each ENP common unit they owned at the effective date of the ENP Merger, which resulted in the issuance of approximately 18.4 million Vanguard common units valued at $511.4 million at December 1, 2011. We refer to the ENP Purchase and ENP Merger collectively as the “ENP Acquisition.”

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Permian, LLC (“Vanguard Permian”), Vanguard Operating, LLC ("VO"), VNR Finance Corp. (“VNRF”), Encore Energy Partners Operating LLC ("OLLC") and Encore Clear Fork Pipeline LLC. References in this report to “our operating subsidiary” or “VNG” are to Vanguard Natural Gas, LLC.

1.    Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011 include the accounts of VNR and its subsidiaries. As of December 31, 2010, we consolidated ENP as we had the ability to control the operating and financial decisions and policies of ENP through our ownership of ENP GP and reflected the non-controlling interest as a separate element of members’ equity on our consolidated balance sheet. On December 1, 2011, ENP became a wholly-owned subsidiary of VNG.

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

Capitalized costs are limited to a ceiling based on the present value of estimated future net cash flows from proved reserves, computed using the 12-month unweighted average of first-day-of-the-month commodity prices (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write-downs are included in the Consolidated Statements of Operations as an impairment charge. No ceiling test impairment was required during 2013 or 2011. During the year ended December 31, 2012, we recorded a non-cash ceiling test impairment of oil and natural gas properties of $247.7 million as a result of a decline in natural gas prices at the measurement dates, September 30, 2012 and December 31, 2012. Such impairment was recognized during the third and fourth quarters of 2012. The most significant factor affecting the 2012 impairment related to the properties that we acquired in the Arkoma Basin Acquisition and Rockies Acquisition (discussed below). The fair values of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) were higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. We were able to lock in higher future selling prices for a portion of the estimated natural gas production for the Arkoma Basin Acquisition and the Rockies Acquisition by using commodity derivative contracts. However, our impairment calculations do not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow us to consider the expected cash flows from derivatives designated as cash flow hedges. The 2012 third quarter impairment was calculated based on prices of $2.77 per MMBtu for natural gas and $95.26 per barrel of crude oil while the 2012 fourth quarter impairment was calculated based on prices of $2.76 per MMBtu for natural gas and $94.67 per barrel of crude oil.

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

We account for goodwill and other intangible assets under the provisions of the Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1 or whenever indicators of impairment exist. As discussed further in Note 2, all goodwill recognized in acquisitions other than the ENP Purchase has been determined to be impaired and written off. The goodwill test is performed at the reporting unit level. Beginning in 2012, the reporting unit for the goodwill recognized for the ENP Purchase represents our oil and natural gas operations in the United States. If the fair value of the reporting unit is determined to be less than its carrying value, an impairment charge is recognized for the amount by which the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit.

On October 1, 2013, October 1, 2012 and December 1, 2011, we performed impairment tests for the goodwill recognized in the ENP Purchase and our analyses concluded that there was no impairment of goodwill as of these dates. Significant decreases in the prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge.

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

We are a party to a contract allowing us to purchase a certain amount of natural gas at a below market price for use as field fuel. As of December 31, 2013, the net carrying value of this contract was $8.5 million. The carrying value is shown as Other assets on the accompanying Consolidated Balance Sheets and is amortized on a straight-line basis over the estimated life of the field. The estimated aggregate amortization expense for each of the next five fiscal years is $0.2 million per year.

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

Sales of oil, natural gas and NGLs are recognized when oil, natural gas and NGLs have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. We sell oil, natural gas and NGLs on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil, natural gas or NGLs, and prevailing supply and demand conditions, so that the price of the oil, natural gas and NGLs fluctuates to remain competitive with other available oil, natural gas and NGLs supplies. To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Trade accounts receivable, net” in the accompanying Consolidated Balance Sheets.

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The amounts of imbalances were not material at December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, the cash and cash equivalents were concentrated in one financial institution. We periodically assess the financial condition of this institution and believe that any possible credit risk is minimal.

The following purchasers accounted for 10% or more of the Company’s oil, natural gas and NGLs sales for the years ended December 31:

	2013	2012	2011
Marathon Oil Company	14%	21%	22%
Plains Marketing L.P.	10%	15%	11%

Our customers are in the energy industry and they may be similarly affected by changes in economic or other conditions.

(j)	Use of Estimates:

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

We have entered into derivative contracts with counterparties that are lenders under our financing arrangements to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. As for oil production, realized pricing is primarily driven by the West Texas Intermediate (“WTI”), Light Louisiana Sweet Crude, Wyoming Imperial and Flint Hills Bow River prices. NGLs pricing is based on the Oil Price Information Service postings as well as market-negotiated ethane spot prices. During 2013, our derivative transactions included the following:

•	Fixed-price swaps - where we receive a fixed-price for our production and pay a variable market price to the contract counterparty.

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

•	Put spread options - created when we purchase a put and sell a put simultaneously.

•
Put options sold - a structure that may be combined with an existing swap to raise the strike price, putting us in either a higher asset position or a lower liability position. In general, selling a put option is used to enhance an existing position or a position that we intend to enter into simultaneously.

•
Range bonus accumulators - a structure that allows us to receive a cash payment when the crude oil or natural gas settlement price remains within a predefined range on each expiry date. Depending on the terms of the contract, if the settlement price is below the floor or above the ceiling on any expiry date, we may have to sell at that level.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our financing arrangements, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the Consolidated Balance Sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  For qualifying cash flow hedges, the change in the fair value of the derivative is deferred in accumulated other comprehensive income (loss) in the equity section of the Consolidated Balance Sheets to the extent the hedge is effective. Gains and losses on cash flow hedges included in accumulated other comprehensive income (loss) are reclassified to gains (losses) on commodity cash flow hedges or gains (losses) on interest rate derivative contracts in the period that the related production is delivered or the contract settles. Gains or losses on derivative contracts that do not qualify for hedge accounting treatment are recorded in net gains (losses) on commodity derivative contracts or net gains (losses) on interest rate derivative contracts in the Consolidated Statements of Operations.

We have elected not to designate our current portfolio of derivative contracts as hedges.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in net gains (losses) on commodity derivative contracts or net gains (losses) on interest rate derivative contracts in the accompanying Consolidated Statements of Operations.

Any premiums paid on derivative contracts and the fair value of derivative contracts acquired in connection with our acquisitions are capitalized as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid or the contracts are assumed. Premium payments are reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows. When the consideration for an acquisition is cash, the fair value of any derivative contracts acquired in the acquisition is reflected in cash flows from investing activities. Over time, as the derivative contracts settle, the differences between the cash received and the premiums paid or fair value of contracts acquired are recognized in net gains or losses on commodity or interest rate derivate contracts, and the cash received is reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows.

(l)	Income Taxes:

The Company is treated as a partnership for federal and state income tax purposes.  As such, it is not a taxable entity and does not directly pay federal and state income tax. Its taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations, is included in the federal and state income tax returns of each unitholder.  Accordingly, no recognition has been given to federal and state income taxes for the operations of the Company.  The aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Company does not have access to information about each unitholders’ tax attributes in the Company. However, the book basis of our net assets exceeded the net tax basis by $168.5 million at December 31, 2013 while the tax basis of our net assets exceeded the net book basis by $92.2 million at December 31, 2012.

Legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including otherwise non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. The Company recorded a current tax liability of $0.3 million and $0.5 million as of December 31, 2013 and 2012, respectively, and a deferred tax liability of $0.4 million and deferred tax asset of $0.3 million as of December 31, 2013 and 2012, respectively. Tax provisions of $0.6 million, $0.2 million, and $0.6 million are included in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, respectively, as a component of Selling, general and administrative expenses.

2.    Acquisitions and Divestiture

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the consolidated financial statements since the closing dates of the acquisitions. All our acquisitions were funded with borrowings under our Reserve-Based Credit Facility (defined in Note 3), except for certain 2011 acquisitions which were funded with borrowings under financing arrangements existing at that time the acquisitions were consummated.

2013 Acquisitions

On April 1, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties located in the Permian Basin in southeast New Mexico and West Texas for an adjusted purchase price of $266.2 million. This acquisition had an effective date of January 1, 2013.

On June 28, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties located in the Permian Basin in Texas and the San Juan and DJ-Basin in Colorado with an effective date of July 1, 2013 for an adjusted purchase price of $29.9 million. The consideration for this acquisition was paid in common equity by issuing 1,075,000 VNR common units, at an agreed price of $27.65 per common unit, valued for financial reporting purposes at the closing price of $27.90 at the closing date of the acquisition.

We also completed other acquisitions during 2013 including the acquisition of additional working interests in previously acquired properties for an aggregate adjusted purchase price of $2.5 million.

The following presents the values assigned to the net assets acquired in our 2013 acquisitions:

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$317,573
Inventory	899
Asset retirement obligations	(11,381)
Oil and natural gas revenue payable and imbalance liabilities	(2,843)
Total fair value of assets and liabilities acquired	304,248
Fair value of consideration transferred	298,657
Gain on acquisition	$5,591

2012 Acquisitions

On June 1, 2012, we entered into a purchase and sale agreement with Antero Resources LLC for the acquisition of natural gas and liquids properties in the Woodford Shale in Oklahoma and Fayetteville Shale in Arkansas of the Arkoma Basin. We refer to this acquisition as the “Arkoma Basin Acquisition”. We completed this acquisition on June 29, 2012 with an effective date of April 1, 2012 for an adjusted purchase price of $428.5 million. Upon closing this acquisition, we assumed natural gas swaps valued at $109.5 million on the closing date, which were restructured in July 2012 to cover the estimated natural gas production from existing producing wells in the acquired properties over the next five years. In accordance with ASC Topic 805, this acquisition resulted in a gain of $14.1 million, as reflected in the table below, primarily due to the changes in the value of derivative assets between the date the purchase and sale agreement was entered into and the closing date, which were driven by corresponding changes in natural gas prices.

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$344,747
Derivative assets	109,495
Asset retirement obligations	(8,922)
Oil and natural gas revenue payable and imbalance liabilities	(2,653)
Total fair value of assets and liabilities acquired	442,667
Fair value of consideration transferred	428,541
Gain on acquisition	$14,126

On October 31, 2012, we entered into a purchase and sale agreement with Bill Barrett Corporation for the acquisition of natural gas and liquids properties in the Piceance Basin in Colorado and Powder River and Wind River Basins in Wyoming. We refer to this acquisition as the “Rockies Acquisition.” This acquisition had an effective date of October 1, 2012. With respect to the Piceance Basin properties, we have an escalating working interest wherein our working interest began at 18% and increased to 21% on January 1, 2014, and will further increase to 24% on January 1, 2015 and 26% on January 1, 2016. This structure was designed to maintain cash flow from the acquisition without the need for any capital spending until 2016. We completed this acquisition on December 31, 2012 for an adjusted purchase price of $324.7 million. This acquisition resulted in goodwill of $8.8 million, as reflected in the table below, which was immediately impaired and recorded as a loss in current period earnings. The loss resulted primarily from the changes in oil and natural gas prices between the date the purchase and sale agreement was entered into and the closing date, which were used to value the reserves acquired.

Fair value of assets and liabilities acquired:	(in thousands)
Oil and natural gas properties	$330,707
Other assets	929
Asset retirement obligations	(15,763)
Oil and natural gas revenue payable and imbalance liabilities	(41)
Total fair value of assets and liabilities acquired	315,832
Fair value of consideration transferred	324,650
Loss on acquisition	$(8,818)

During 2012, we completed other smaller acquisitions of oil and natural gas properties located in our various operating regions, primarily in Wyoming and North Dakota for adjusted purchase prices aggregating to $24.8 million. One of these properties was initially included as part of a larger acquisition that we did not complete as a result of a third party exercising their preferential rights to acquire a portion of the properties. The fair value of the properties acquired in this acquisition exceeded the purchase price allocated to them in the initial agreement and thus, resulted in a gain of $6.0 million.

2012 Divestiture

We previously owned properties in the Appalachian Basin, which is primarily in southeast Kentucky and northeast Tennessee (the “Appalachian Basin”). On February 21, 2012, we and our 100% owned operating subsidiary entered into a Unit Exchange Agreement with Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust (collectively, the “Nami Parties”) to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC, which entities operated all of our ownership interests in oil and natural gas properties in the Appalachian Basin, in exchange for 1.9 million of our common units valued at the closing price of our common units of $27.62 per unit at March 30, 2012, or $52.5 million, with an effective date of January 1, 2012 (the “Unit Exchange”). The Nami Parties are controlled by or affiliated with Majeed S. Nami who was a founding unitholder when we completed the IPO. We completed this transaction on March 30, 2012 for non-cash consideration of $52.5 million, which was offset by post-closing adjustments of $1.4 million.

2011 Acquisitions

During 2011, we completed acquisitions of oil and natural gas properties located in our various operating regions, primarily in the Permian Basin and the Gulf Coast Basin, for adjusted purchase prices aggregating to $202.7 million.

ENP Acquisition

As previously discussed, we completed the ENP Purchase on December 31, 2010. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The acquisition method requires the assets and liabilities acquired to be recorded at their fair values at the date of acquisition. The total consideration for the ENP Purchase amounted to $941.7 million, which resulted in a goodwill of $421.0 million. Also as previously discussed, we completed the ENP Merger on December 1, 2011. The ENP Merger was accounted for as an equity transaction in accordance with ASC Topic 810 Subtopic 10, “Consolidations - Capital Changes of Subsidiaries” (“ASC Topic 810-10”). In accordance with ASC Topic 810-10, the difference of $16.0 million between the value of Vanguard common units issued for the exchange and the carrying amount of the non-controlling interest of $527.3 million at December 1, 2011 was recognized in equity.

Pro Forma Operating Results (Unaudited)

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the years ended December 31, 2013, 2012 and 2011 which reflect the effect on our consolidated results of operations as if (i) all our acquisitions in 2013 had occurred on January 1, 2012, (ii) all our acquisitions in 2012 had occurred on January 1, 2011 and (iii) all our acquisitions in 2011 and the ENP Merger had occurred on January 1, 2010. The unaudited pro forma results also reflect the impact of the Unit Exchange, including the elimination of the results of operations from the properties we previously owned in the Appalachian Basin and the receipt of the 1.9 million common units received as consideration for the exchange, as if it had occurred on January 1, 2011.

The pro forma results reflect the results of combining our Consolidated Statements of Operations with the revenues and direct operating expenses of the oil and gas properties acquired adjusted for (i) assumption of asset retirement obligations and accretion expense for the properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired using the acquisition method of accounting, (iii) interest expense on additional borrowings necessary to finance the acquisitions, (iv) interest expense on the Senior Notes (defined in Note 3), including the amortization of discount, (v) the impact of the common units issued in the acquisition of properties completed on June 28, 2013, and (vi) the impact of the additional units issued in the ENP Acquisition. As discussed in Note 3 of our consolidated financial statements, we used a portion of the net proceeds from the Senior Notes offering to repay all indebtedness outstanding under our second lien term loan, then outstanding, and applied the balance of the net proceeds to outstanding borrowings under our Reserve-Based Credit Facility. The repayment therefore resulted in an increase in the amount available for borrowing under our Reserve-Based Credit Facility. The pro forma results reflect the fact that the increase in borrowing capacity provided us available funding for the Arkoma Basin Acquisition. The net gain (loss) on acquisition of oil and natural gas properties were excluded from the pro forma results for the years ended December 31, 2013, 2012 and 2011. The pro forma information is based upon these assumptions, and is not necessarily indicative of future results of operations:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts) (Pro forma)
Total revenues	$470,834	$557,802	$676,685
Net income (loss) available to Common and Class B unitholders	$54,158	$(174,187)	$146,783
Net income (loss) available to Common and Class B unitholders, per unit:
Basic	$0.70	$(3.18)	$3.14
Diluted	$0.69	$(3.18)	$3.14

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the Unit Exchange in the pro forma results presented above are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$3,267	$20,017
Net income (loss)	$(400)	$6,041

Post-Acquisition Operating Results

The results of operations of the properties acquired during 2011 through 2013, as described above, have been included in our consolidated financial statements from the closing dates of the acquisitions forward. The table below presents the amounts of revenues and excess of revenues over direct operating expenses included in our 2013, 2012 and 2011 Consolidated Statements of Operations for the Arkoma Basin Acquisition, Rockies Acquisition and all of our other acquisitions, except the ENP Acquisition, as described above. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Arkoma Basin Acquisition
Revenues	$55,468	$24,673	$—
Excess of revenues over direct operating expenses	$45,090	$19,971	$—
Rockies Acquisition
Revenues	$63,652	$220	$—
Excess of revenues over direct operating expenses	$41,583	$164	$—
All other acquisitions
Revenues	$80,349	$38,366	$18,298
Excess of revenues over direct operating expenses	$49,025	$21,626	$11,572

3.    Long-Term Debt

Our financing arrangements consisted of the following:

			Amount Outstanding December 31,
Description	Interest Rate	Maturity Date	2013	2012
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$460,000	$700,000
Senior Notes	7.875% (2)	April 1, 2020	550,000	550,000
			$1,010,000	$1,250,000
Unamortized discount on Senior Notes			(2,121)	(2,369)
Total long-term debt			$1,007,879	$1,247,631

(1)	Variable interest rate was 1.92% and 2.22% at December 31, 2013 and 2012, respectively.

(2)	Effective interest rate is 8.0%.

Senior Secured Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and an initial borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). On December 31, 2013, there were $460.0 million of outstanding borrowings and $838.2 million of borrowing capacity under the Reserve-Based Credit Facility, including a $1.8 million reduction in availability for letters of credit (discussed below).

On April 17, 2013, we entered into the Fourth Amendment to the Credit Agreement, which provided for, among other things, (i) the extension of the maturity date to April 16, 2018, (ii) the increase of our borrowing base from $1.2 billion to $1.3 billion and (iii) increased hedging flexibility. Under this amendment, we were only committed to and paying for a borrowing utilization of $1.2 billion, but we had the flexibility to request the additional $100.0 million of availability as needed. We entered into the Fifth Amendment to the Credit Agreement effective on November 5, 2013 to reaffirm our borrowing base of $1.3 billion, to increase our commitment to $1.3 billion and to add two new lenders to the credit facility.

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At December 31, 2013, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At December 31, 2013, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility requires us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4 for further discussion.

Letters of Credit

At December 31, 2013, we had unused irrevocable standby letters of credit of approximately $1.8 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

Senior Notes

We have $550.0 million outstanding in aggregate principal amount of 7.875% senior notes due 2020 (the "Senior Notes"). The issuers of the Senior Notes are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At December 31, 2013, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $286.8 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

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

4.    Price and Interest Rate Risk Management Activities

We have entered into derivative contracts with counterparties that are lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts are based on certain market indexes and prices at our primary sales points. During the year ended December 31, 2013, our derivative transactions included fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our Reserve-Based Credit Facility, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

At December 31, 2013, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
January 1, 2014 – December 31, 2014	47,885,225	$4.51	1,815,875	$90.59	273,750	$40.87
January 1, 2015 – December 31, 2015	53,107,500	$4.46	692,000	$91.18	91,250	$42.00
January 1, 2016 – December 31, 2016	49,593,000	$4.50	146,400	$89.98	—	$—
January 1, 2017 – December 31, 2017	22,202,000	$4.34	73,000	$86.60	—	$—

Swaptions and Call Options Sold

Calls were sold or options were provided to counterparties under swaption agreements to extend the swap into subsequent years as follows:

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
January 1, 2014 – December 31, 2014	492,750	$117.22
January 1, 2015 – December 31, 2015	508,445	$105.98
January 1, 2016 – December 31, 2016	622,200	$125.00

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
January 1, 2014 – December 31, 2014	11,845,000	$(0.21)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2014 – December 31, 2014	452,500	$(0.32)	Rocky Mountain CIG and NYMEX Henry Hub Basis Differential
January 1, 2015 – December 31, 2015	12,775,000	$(0.29)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
January 1, 2014 – December 31, 2014	584,000	$(0.84)	WTI Midland and WTI Cushing Basis Differential
January 1, 2014 – December 31, 2014	328,500	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
January 1, 2014 – December 31, 2014	182,500	$(3.95)	Light Louisiana Sweet Crude and Brent Basis Differential
January 1, 2015 – December 31, 2015	365,000	$(0.90)	WTI Midland and WTI Cushing Basis Differential

Collars

	Oil
Contract Period	Bbls	Floor	Ceiling
January 1, 2014 - December 31, 2014	12,000	$100.00	$116.20

Three-Way Collars

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
January 1, 2014 – December 31, 2014	1,313,850	$93.47	$101.25	$72.57
January 1, 2015 – December 31, 2015	924,055	$92.10	$101.54	$72.04
January 1, 2016 – December 31, 2016	549,000	$90.00	$95.00	$70.00

Put Options Sold

	Oil
Contract Period	Bbls	Put Sold ($/Bbl)
January 1, 2014 – December 31, 2014	73,000	$75.00
January 1, 2015 – December 31, 2015	692,000	$72.36
January 1, 2016 – December 31, 2016	146,400	$75.00
January 1, 2017 – December 31, 2017	73,000	$75.00

Put Spread Options

	Oil
Contract Period	Bbls	Floor	Put Sold
January 1, 2015 – December 31, 2015	255,500	$100.00	$75.00

Range Bonus Accumulators

	Gas
Contract Period	MMBtu	Bonus	Range Ceiling	Range Floor
January 1, 2014 – December 31, 2014	1,460,000	$0.20	$4.75	$3.25
January 1, 2015 – December 31, 2015	1,460,000	$0.20	$4.75	$3.25

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
January 1, 2014 – December 31, 2014	912,500	$4.94	$103.20	$70.50

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

At December 31, 2013, the Company had open interest rate derivative contracts as follows (in thousands):

	Notional Amount	Fixed Libor Rates
Period:
January 1, 2014 to December 10, 2016	$20,000	2.17%
January 1, 2014 to October 31, 2016	$40,000	1.65%
January 1, 2014 to August 5, 2015 (1)	$30,000	2.25%
January 1, 2014 to August 6, 2016	$25,000	1.80%
January 1, 2014 to October 31, 2016	$20,000	1.78%
January 1, 2014 to September 23, 2016	$75,000	1.15%
January 1, 2014 to March 7, 2016	$75,000	1.08%
January 1, 2014 to September 7, 2016	$25,000	1.25%
January 1, 2014 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

Balance Sheet Presentation

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments and the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets for the periods indicated (in thousands):

	December 31, 2013
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$107,307	$(25,617)	$81,690
Interest rate derivative contracts	98	—	98
Total derivative instruments	$107,405	$(25,617)	$81,788

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(33,825)	$25,617	$(8,208)
Interest rate derivative contracts	(6,869)	—	(6,869)
Total derivative instruments	$(40,694)	$25,617	$(15,077)

	December 31, 2012
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$134,905	$(35,001)	$99,904
Interest rate derivative contracts	132	(106)	26
Total derivative instruments	$135,037	$(35,107)	$99,930

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(41,775)	$35,001	$(6,774)
Interest rate derivative contracts	(10,694)	106	(10,588)
Total derivative instruments	$(52,469)	$35,107	$(17,362)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (see Note 3 for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $107.4 million at December 31, 2013. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of December 31, 2013. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments only with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

The change in fair value of our commodity and interest rate derivatives for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(in thousands)
Derivative asset (liability) at January 1, net	$82,568	$(29,889)	$(18,591)
Purchases
Fair value of derivatives acquired through business combinations	—	109,495	—
Premiums and fees paid or deferred (received) for derivative contracts during the period	—	9,695	(257)
Net gains on commodity and interest rate derivative contracts	11,160	29,854	1,773
Settlements
Cash settlements received on matured commodity derivative contracts	(30,905)	(39,102)	(18,720)
Cash settlements paid on matured interest rate derivative contracts	3,888	2,515	2,874
Change in other comprehensive income	—	—	3,032
Derivative asset (liability) at December 31, net	$66,711	$82,568	$(29,889)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of December 31, 2013, the fair value of our Senior Notes was estimated to be $583.0 million. We consider the inputs to the valuation of our Senior Notes to be Level 1, as fair value was estimated based on prices quoted from a third-party financial institution.

Derivative instruments. Our commodity derivative instruments consist of fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators. We account for our commodity derivatives and interest rate derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps, basis swap contracts and swaptions based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option values of the contract floors, ceilings, collars and three-way collars using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rates used in the discounted cash flow projections are based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair values of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We consider the fair value estimates for these derivative instruments as a Level 2 input. We estimate the values of the range bonus accumulators using an option pricing model for both Asian Range Digital options and Asian Put options that takes into account market volatility, market prices and contract parameters. Range bonus accumulators are complex in structure requiring sophisticated valuation methods and greater subjectivity. As such, range bonus accumulators valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in valuations with less certainty. We consider the fair value estimates for range bonus accumulators as a Level 3 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$81,124	$566	$81,690
Interest rate derivative contracts	—	98	—	98
Total derivative instruments	$—	$81,222	$566	$81,788

Liabilities:
Commodity price derivative contracts	$—	$(8,208)	$—	$(8,208)
Interest rate derivative contracts	—	(6,869)	—	(6,869)
Total derivative instruments	$—	$(15,077)	$—	$(15,077)

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$99,904	$—	$99,904
Interest rate derivative contracts	—	26	—	26
Total derivative instruments	$—	$99,930	$—	$99,930

Liabilities:
Commodity price derivative contracts	$—	$(6,276)	$(498)	$(6,774)
Interest rate derivative contracts	—	(10,588)	—	(10,588)
Total derivative instruments	$—	$(16,864)	$(498)	$(17,362)

  The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	2013	2012
	(in thousands)
Unobservable inputs at January 1,	$(498)	$—
Total losses	(134)	(498)
Settlements	1,198	—
Unobservable inputs at December 31,	$566	$(498)

Change in fair value included in earnings related to derivatives still held as of December 31, still held as of December 31, 2013	$1,126	$(498)

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

We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. Any sharp prolonged decreases in the prices of oil and natural gas or any significant negative reserve adjustments from the December 31, 2013 assessment could change our estimates of the fair value of our reporting unit and could result in an impairment charge.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the year ended December 31, 2013, in connection with oil and natural gas properties acquired in all 2013 acquisitions, and as well as new wells drilled during the year, we incurred and recorded asset retirement obligations totaling $11.7 million at fair value. We also recorded an $11.0 million change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs. During the year ended December 31, 2012, in connection with oil and natural gas properties acquired in all of our acquisitions, and as well as new wells drilled during the year, we incurred and recorded asset retirement obligations totaling $26.4 million at fair value. The fair value of additions to the asset retirement obligation liability and certain changes in the estimated fair value of the liability are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.9% and 5.7%; and (4) the average inflation factor (2.4%). These inputs require significant judgments and estimates by the Company's management at the time of the valuation and are the most sensitive and subject to change.

6.    Asset Retirement Obligations

The asset retirement obligations as of December 31, reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the year ended December 31, were as follows:

	2013	2012
	(in thousands)
Asset retirement obligation at January 1,	$63,114	$35,920
Liabilities added during the current period	11,738	26,365
Accretion expense	2,789	1,305
Change in estimate	10,954	—
Retirements	(628)	(476)
Total asset retirement obligation at December 31,	87,967	63,114
Less: current obligations	(5,759)	(3,018)
Long-term asset retirement obligation at December 31,	$82,208	$60,096

Accretion expense for the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $1.3 million and $0.9 million, respectively. Each year we review, and to the extent necessary, revise our asset retirement obligation estimates. During 2013, we reviewed the actual abandonment costs with previous estimates and, as a result, increased our estimates of future asset retirement obligations by a net $11.0 million to reflect increased costs incurred for plugging and abandonment.

7.    Related Party Transactions

We previously owned oil and natural gas properties in the Appalachian Basin. On February 21, 2012, we and our 100% owned subsidiary, VNG, entered into the Unit Exchange with the Nami Parties to transfer our partnership interest in Trust Energy Company, LLC and Ariana Energy, LLC, which entities controlled all of our ownership interests in oil and natural gas properties in the Appalachian Basin, in exchange for 1.9 million of our common units valued at the closing price of our common units of $27.62 per unit at March 30, 2012, or $52.5 million, with an effective date of January 1, 2012. The Nami Parties are controlled by or affiliated with Majeed S. Nami who was a founding unitholder when we completed the IPO. We completed this transaction on March 30, 2012 for non-cash consideration of $52.5 million which was offset by post-closing adjustments of $1.4 million.

Prior to the completion of the Unit Exchange, we relied on Vinland Energy Eastern, LLC (“Vinland”) to execute our drilling program, operate our wells and gather our natural gas in the Appalachian Basin. We reimbursed Vinland $60.00 per well per month (in addition to normal third-party operating costs) for operating our current natural gas and oil properties in the Appalachian Basin under a Management Services Agreement (“MSA”) which costs were reflected in our lease operating expenses. Under a Gathering and Compression Agreement (“GCA”), Vinland received a $0.55 per Mcf transportation fee on any new wells drilled after December 31, 2006 within the area of mutual interest or “AMI.” In June 2010, we began discussions with Vinland regarding an amendment to the GCA to go into effect beginning on July 1, 2010. The amended agreement would provide gathering and compression services based upon actual costs plus a margin of $.055 per mcf. We and Vinland agreed in principle to this change effective July 1, 2010 and jointly operated on this basis, however, no formal agreement between us and Vinland was signed. Under the GCA, the transportation fee that we paid to Vinland only encompassed transporting the natural gas to third- party pipelines at which point additional transportation fees to natural gas markets applied. These transportation fees were outlined in the GCA and are reflected in our lease operating expenses. For the years ended December 31, 2012 and 2011, costs incurred under the MSA were $0.6 million and $1.9 million, respectively, and costs incurred under the GCA were $0.4 million and $1.8 million, respectively. As a result of the Unit Exchange, the MSA and GCA were terminated.

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

8.   Commitments and Contingencies

Transportation Demand Charges

As of December 31, 2013, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to six years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of December 31, 2013. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
2014	$12,625
2015	8,069
2016	5,655
2017	4,106
2018	3,527
Thereafter	3,597
Total	$37,579

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

We were also a party to a litigation related to the ENP Merger (the “ENP Litigation”) discussed below. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

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

9.    Preferred Units, Common Units and Net Income (Loss) per Common and Class B Unit

Basic net income per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income available to common and Class B unitholders by the weighted average number of units outstanding during the period. Diluted net income per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. As of December 31, 2013, we have three classes of units outstanding: (i) units representing limited liability company interests (“common units”), (ii) Class B units, granted to executive officers and an employee and (iii) Series A Cumulative Redeemable Perpetual Preferred Units representing preferred equity company interests ("Series A Preferred Units"). The Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income per unit. Series A Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income per unit.

For the year ended December 31, 2013, the 562,384 phantom units granted to officers, board members and employees from 2010 to date under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“VNR LTIP”) have been included in the computation of diluted income per common and Class B unit as 347,826 additional common units would have been issued and outstanding under the treasury stock method assuming the phantom units had been exercised at the beginning of the period. Of the 562,384 phantom units granted to date, 522,500 of them were granted to officers prior to December 31, 2012 and 85,000 were granted to officers prior to December 31, 2011 and have been excluded in the computation of net income per common and Class B unit for the years ended December 31, 2012 and 2011 as they had no dilutive effect.

The 175,000 options granted to officers under our long-term incentive plan had a dilutive effect for the year ended December 31, 2011; therefore, they have been included in the computation of diluted earnings per unit. During the year ended December 31, 2012, all the options were exercised by the officers.

The Series A Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series A Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units, at our option, in connection with a change of control. At any time on or after June 15, 2023, we may redeem the Series A Preferred Units, in whole or in part, out of amounts legally available therefore, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. We may also redeem the Series A Preferred Units in the event of a change of control. Holders of Series A Preferred Units will have no voting rights except for limited voting rights if we fail to pay dividends for eighteen or more monthly periods (whether or not consecutive) and in certain other limited circumstances or as required by law. The Series A Preferred Units have a liquidation preference which is equal to the redemption price described above.

Distributions Declared

Distributions on the Series A Preferred Units are cumulative from the date of original issue and are payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors. We pay cumulative distributions in cash on the Series A Preferred Units on a monthly basis at a monthly rate of $0.1641 per preferred unit, or 7.875% of the liquidation preference of $25.00 per preferred unit, per year. The initial prorated monthly distribution of $0.1422 on the Series A Preferred Units was paid on July 15, 2013. Subsequent to the initial distribution, monthly distributions were declared and paid to preferred unitholders at the monthly rate of $0.1641 per preferred unit.

The following table shows the distribution amount per common and Class B unit, declared date, record date and payment date of the cash distributions we paid on each of our common and Class B units that were declared during each of the three years in the period ended December 31, 2013. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors. The payment of our distributions was changed from quarterly to monthly commencing with the July 2012 distribution.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2013
Fourth Quarter
November	$0.2075	December 17, 2013	January 2, 2014	January 15, 2014
October	$0.2075	November 19, 2013	December 2, 2013	December 13, 2013
Third Quarter
September	$0.2075	October 21, 2013	November 1, 2013	November 14, 2013
August	$0.2075	September 12, 2013	October 1, 2013	October 15, 2013
July	$0.2075	August 20, 2013	September 3, 2013	September 13, 2013
Second Quarter
June	$0.2050	July 18, 2013	August 1, 2013	August 14, 2013
May	$0.2050	June 20, 2013	July 1, 2013	July 15, 2013
April	$0.2050	April 30, 2013	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	April 19, 2013	May 1, 2013	May 15, 2013
February	$0.2025	March 21, 2013	April 1, 2013	April 12, 2013
January	$0.2025	February 18, 2013	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	January 25, 2013	February 4, 2013	February 14, 2013
November	$0.2025	December 19, 2012	January 2, 2013	January 14, 2013
October	$0.2025	November 16, 2012	December 3, 2012	December 14, 2012
Third Quarter
September	$0.20	October 18, 2012	November 1, 2012	November 14, 2012
August	$0.20	September 17, 2012	October 1, 2012	October 15, 2012
July	$0.20	August 20, 2012	September 4, 2012	September 14, 2012
Second Quarter	$0.60	July 23, 2012	August 7, 2012	August 14, 2012
First Quarter	$0.5925	April 24, 2012	May 8, 2012	May 15, 2012
2011
Fourth Quarter	$0.5875	January 18, 2012	February 7, 2012	February 14, 2012
Third Quarter	$0.5775	October 27, 2011	November 7, 2011	November 14, 2011
Second Quarter	$0.5750	July 26, 2011	August 5, 2011	August 12, 2011
First Quarter	$0.57	April 28, 2011	May 6, 2011	May 13, 2011
2010
Fourth Quarter	$0.56	January 27, 2011	February 7, 2011	February 14, 2011

10.    Unit-Based Compensation

Unit Options

In October 2007, two officers were granted options to purchase an aggregate of 175,000 units under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (the “VNR LTIP”) with an exercise price equal to the initial public offering price of $19.00, which vested immediately upon being granted and had a fair value of $0.1 million on the date of grant. These options were to expire on October 29, 2012. The grant date fair value for these option awards was calculated in accordance with ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”) by calculating the Black-Scholes value of each option, using a volatility rate of 12.18%, an expected dividend yield of 8.95% and a discount rate of 5.12%, and multiplying the Black-Scholes value by the number of options awarded. In determining a volatility rate of 12.18%, we, due to a lack of historical data regarding our common units, used the historical volatility of the Citigroup MLP Index over the 365 day period prior to the date of grant. In September 2012, one of the officers exercised the option to purchase 50,000 of our common units at $19.00. The remaining options were settled in October 2012 and additional compensation expense of $1.3 million was recorded, representing the excess of the settlement payment over the fair value of the options at grant date. The additional compensation expense was recognized in the Selling, general and administrative expenses line item in the Consolidated Statement of Operations.

Executive Employment Agreements and Annual Bonus

In June and July 2013, we and VNRH entered into new amended and restated executive employment agreements (the "Amended Agreements") with each of our three executive officers, Messrs. Smith, Robert and Pence. The Amended Agreements were effective January 1, 2013 and the initial term of the Amended Agreements ends on January 1, 2016, with a subsequent twelve-month term extension automatically commencing on January 1, 2016 and each successive January 1 thereafter, provided that neither VNRH nor the executives deliver a timely non-renewal notice prior to a term expiration date.

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. Each of the four components will be weighted equally in calculating the respective executive officer's annual bonus. The annual bonus does not require a minimum payout, although the maximum payout may not exceed two (2) times the executive's respective annual base salary. As of December 31, 2013, an accrued liability was recognized and compensation expense of $1.6 million was recorded related to these bonus arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

On November 15, 2013, two of our executives were awarded a total of 87,500 restricted units as retention grants. These restricted units are accompanied by DERs and will vest at the end of three years after the grant date.

During the year ended December 31, 2013, our four independent board members were granted a total of 18,684 phantom units which will vest one year from the date of grant and VNR employees were granted a total of 70,104 phantom units. The phantom units are accompanied by DERs, which entitle the board members and VNR employees to receive the value of any distributions made by us on our units generally with respect to the number of phantom shares that the board members and the VNR employees received pursuant to these grants.

As of December 31, 2013, an accrued liability of $1.3 million has been recorded related to phantom units granted to executive officers, board members and employees and non-cash unit-based compensation expense of $1.7 million, $1.2 million and $0.5 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, respectively.

Non-Vested Restricted Unit Grants

Historically, we have granted restricted common units to employees as partial consideration for services to be performed and have accounted for these grants under ASC Topic 718. The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant. This value is amortized over the vesting period as referenced above.

As of December 31, 2013, a summary of the status of the non-vested units under the VNR LTIP is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2012	289,813	$27.97
Granted	89,500	$28.70
Forfeited	(6,507)	$29.07
Vested	(124,195)	$27.24
Non-vested units at December 31, 2013	248,611	$28.57

At December 31, 2013, there was approximately $5.3 million of unrecognized compensation cost related to non-vested restricted units.  The cost is expected to be recognized over an average period of approximately 1.9 years. Our Consolidated Statements of Operations reflects non-cash compensation of $5.9 million, $5.4 million and $3.0 million in the Selling, general and administrative expenses line item for the years ended December 31, 2013, 2012 and 2011, respectively.

ENP Long-Term Incentive Plan

As a result of the ENP Merger, on December 1, 2011, all obligations under ENP 's Long-Term Incentive Plan (the "ENP LTIP") were assumed by VNR and all of the 143,266 non-vested units under the ENP LTIP were substituted with 107,449 Vanguard common units based on an exchange ratio of 0.75 Vanguard common unit for each ENP non-vested unit. During the eleven months ended November 30, 2011, $0.8 million of non-cash unit-based compensation expense were recorded related to units granted under the ENP LTIP.

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
On September 9, 2011, we entered into an amended and restated Equity Distribution Program Distribution Agreement (the “2011 Distribution Agreement”) which extended, for an additional three years, the agreement we had with our sales agent to act as our exclusive distribution agent with respect to the issuance and sale of our common units up to an aggregate gross sales price of $200.0 million. Of the $200.0 million common units provided for under the 2011 Distribution Agreement, approximately $4.0 million of our common units were issued and sold under a prospectus supplement to our 2009 Shelf Registration Statement, which expired in August 2012. Subsequent offerings of our common units under the 2011 Distribution Agreement were made pursuant to a new prospectus supplement to the 2012 Shelf Registration Statement. On November 22, 2013, we terminated the 2011 Distribution Agreement. Total net proceeds received under the 2011 Distribution Agreement during 2013 through the termination of the agreement were approximately $31.5 million, after commissions, from the sales of 1,103,499 common units.

On November 26, 2013, we entered into an Equity Distribution Agreement (the “2013 Distribution Agreement”) with respect to the issuance and sale of our securities. Pursuant to the terms of the 2013 Distribution Agreement, we may sell from time to time through our sales agents, a combination of or either (1) our common units up to an aggregate gross sales price of $500,000,000 or (2) our Series A Preferred Units up to an aggregate gross sales price of $250,000,000. The common units and Series A Preferred Units to be sold under the 2013 Distribution Agreement are registered under the 2012 Registration Statement. During 2013, total net proceeds received under the 2013 Distribution Agreement were approximately $21.2 million, after commissions, from the sales of 748,100 common units and $0.4 million, after commissions, from the sales of 15,927 Series A Preferred Units.

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

Subsidiary Guarantors

We and VNR Finance Corp., our wholly-owned finance subsidiary, may co-issue securities pursuant to the 2012 Shelf Registration Statement discussed above. VNR has no independent assets or operations. Debt securities that we may offer may be guaranteed by our subsidiaries. We contemplate that if we offer debt securities, the guarantees will be full and unconditional and joint and several, and any subsidiaries of Vanguard that do not guarantee the securities will be minor.

12.    Subsequent Events

Distributions

On January 16, 2014, our board of directors declared a cash distribution attributable to the month of December 2013 of $0.2075 per common unit that was paid on February 14, 2014 to unitholders of record as of the close of business on February 3, 2014. Also, on January 16, 2014 our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per preferred unit that was paid on February 14, 2014 to Vanguard preferred unitholders of record on February 3, 2014.

On February 20, 2014, our board of directors declared a cash distribution attributable to the month of January 2014 of $0.2075 per common unit to be paid on March 17, 2014 to unitholders of record as of the close of business on March 3, 2014. Also on February 20, 2014, our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per preferred unit expected to be paid on March 14, 2014 to Vanguard preferred unitholders of record on March 3, 2014.

In addition, on February 26, 2014, our board of directors approved an increase to our monthly cash distribution from $0.2075 to $0.21 per common unit (from $2.49 to $2.52 on an annualized basis) effective with our February 2014 distribution expected to be paid on April 14, 2014 to unitholders of record as of the close of business on April 1, 2014.

Acquisitions

On December 23, 2013, we entered into a purchase and sale agreement to acquire natural gas and oil properties in the Pinedale and Jonah fields of Southwestern Wyoming. We refer to this acquisition as the "Pinedale Acquisition." We completed this acquisition on January 31, 2014 for an adjusted purchase price of $549.1 million, subject to additional customary post-closing adjustments to be determined. Upon closing of this acquisition, we assumed development commitments of approximately $36.6 million for the drilling and completion of vertical natural gas wells in the Pinedale field. The purchase price was funded with borrowings under our Reserve-Based Credit Facility.

Supplemental Selected Quarterly Financial Information

Financial information by quarter (unaudited) is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per unit amounts)
2013
Oil, natural gas and NGLs sales	$96,682	$116,737	$121,510	$108,319	$443,248
Net gains on commodity derivative contracts	(29,276)	58,595	(17,714)	(349)	11,256
Total revenues	$67,406	$175,332	$103,796	$107,970	$454,504
Total costs and expenses (1)	$78,757	$86,284	$83,916	$90,452	$339,409
Net gain (loss) on acquisition of oil and natural gas properties	$—	$5,827	$(236)	$—	$5,591
Net income (loss)	$(27,023)	$81,301	$3,121	$2,112	$59,511
Distributions to Preferred unitholders	$—	$(152)	$(1,240)	$(1,242)	$(2,634)
Net income (loss) available to Common and Class B unitholders	$(27,023)	$81,149	$1,881	$870	$56,877

Net income (loss) per Common & Class B unit:
Basic	$(0.42)	$1.14	$0.02	$0.01	$0.78
Diluted	$(0.42)	$1.14	$0.02	$0.01	$0.77

2012
Oil, natural gas and NGLs sales	$82,717	$66,441	$78,871	$82,327	$310,356
Net gains on commodity derivative contracts	(25,973)	85,474	(51,014)	28,359	36,846
Total revenues	$56,744	$151,915	$27,857	$110,686	$347,202
Total costs and expenses (1)	$52,188	$49,614	$63,311	$65,630	$230,743
Impairment of oil and natural gas properties	$—	$—	$18,029	$229,693	$247,722
Net gain (loss) on acquisition of oil and natural gas properties	$(330)	$14,126	$—	$(2,685)	$11,111
Net income (loss)	$(2,024)	$103,447	$(68,727)	$(201,511)	$(168,815)

Net income (loss) per Common & Class B unit:
Basic	$(0.04)	$1.99	$(1.29)	$(3.41)	$(3.11)
Diluted	$(0.04)	$1.98	$(1.29)	$(3.41)	$(3.11)

(1)	Includes lease operating expenses, production and other taxes, depreciation, depletion, amortization and accretion, and selling, general and administration expenses.

Supplemental Oil and Natural Gas Information

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States.

Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs related to oil, natural gas and NGLs producing activities and related accumulated depletion, amortization and accretion were as follows at December 31:

	2013	2012
	(in thousands)
Aggregate capitalized costs relating to oil, natural gas and NGLs producing activities	$2,523,671	$2,126,268
Aggregate accumulated depletion, amortization and impairment	(713,154)	(550,032)
Net capitalized costs	$1,810,517	$1,576,236
ASC Topic 410-20 asset retirement obligations (included above)	$87,967	$63,114

Costs Incurred in Oil and Gas Property Acquisition and Development Activities

Costs incurred in oil, natural gas and NGLs producing activities, whether capitalized or expensed, were as follows for the years ended December 31:

	2013	2012	2011
	(in thousands)
Property acquisition costs	$332,874	$705,198	$208,850
Development costs	56,661	50,405	34,096
Total cost incurred	$389,535	$755,603	$242,946

No internal costs or interest expense were capitalized in 2013, 2012 or 2011.

Oil and Gas Reserves (Unaudited)

Net quantities of proved developed and undeveloped reserves of oil, natural gas and NGLs and changes in these reserves during the years ended December 31, 2013, 2012 and 2011 are presented below. Estimates of proved reserves at December 31, 2013 were based on studies performed by our internal reserve engineers in accordance with guidelines established by the SEC. Beginning with our 2013 year-end reserves, we engaged DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering firm, to audit a substantial portion of our reserves. Our reserve estimates were based on the reserve reports prepared by D&M and Netherland, Sewell & Associates, Inc. in 2012 and D&M in 2011.

	Gas (in MMcf)	Oil (in MBbls)	NGL (in MBbls)
Net proved reserves
January 1, 2011	153,943	38,121	5,508
Revisions of previous estimates	(9,154)	4,823	(72)
Extensions, discoveries and other	325	92	—
Purchases of reserves in place	28,202	4,578	2,380
Sales of reserves in place	(73)	(85)	—
Production	(10,413)	(2,726)	(431)
December 31, 2011	162,830	44,803	7,385
Revisions of previous estimates	(9,513)	(2,540)	53
Extensions, discoveries and other	253	468	7
Purchases of reserves in place	446,141	2,713	12,159
Sales of reserves in place	(33,546)	(468)	—
Production	(19,652)	(2,758)	(664)
December 31, 2012	546,513	42,218	18,940
Revisions of previous estimates	(9,589)	(765)	4,836
Extensions, discoveries and other	13,556	303	343
Purchases of reserves in place	86,245	6,649	6,553
Production	(50,236)	(3,089)	(1,477)
December 31, 2013	586,489	45,316	29,195

Proved developed reserves
December 31, 2011	131,477	40,090	6,173
December 31, 2012	400,014	37,545	8,391
December 31, 2013	455,162	40,099	18,962

Proved undeveloped reserves
December 31, 2011	31,353	4,713	1,212
December 31, 2012	146,500	4,673	10,549
December 31, 2013	131,327	5,217	10,233

Revisions of previous estimates of reserves are a result of changes in oil and natural gas prices, production costs, well performance and the reservoir engineer’s methodology. Our reserves increased by 10.0 MMBOE during the year ended December 31, 2011 due primarily to the acquisitions completed during 2011. Our reserves increased by 72.9 MMBOE during the year ended December 31, 2012 due primarily to the Arkoma Basin Acquisition and Rockies Acquisition completed during 2012, offset by the divestiture of our Appalachian properties in the Unit Exchange. Our reserves increased by 20.0 MMBOE during the year ended December 31, 2013 due primarily to the acquisitions completed during 2013.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2013, except for the acquisition discussed in Note 12 of the Notes to Consolidated Financial Statements.

Our proved undeveloped reserves at December 31, 2013, as estimated by our internal reserve engineers, were 37.3 MMBOE, consisting of 5.2 MMBbls of oil, 131.3 Bcf of natural gas and 10.2 MMBbls of NGLs. Our proved undeveloped reserves decreased by 2.3 MMBOE during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease in proved undeveloped reserves during 2013 resulted from a decrease of 2.9 MMBOE due to revisions in the timing of our drilling development plan and a net decrease of 5.3 MMBOE due to revisions of previous quantity estimates and changes in prices. Additionally, we developed approximately 0.8 MMBOE of our total proved undeveloped reserves booked as of December 31, 2012 through the drilling of 14 gross (1.9 net) wells. The decrease is offset by the addition of 5.2 MMBOE from the acquisitions of natural gas and oil properties completed during 2013 and an increase of 1.5 MMBOE due to extensions.

At December 31, 2013, none of our proved undeveloped properties are scheduled to be drilled on a date more than five years from the date the reserves were initially booked as proved undeveloped. Additionally, none of our proved undeveloped reserves at December 31, 2013 have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves.

Results of operations from producing activities were as follows for the years ended December 31:

	2013	2012	2011 (1)
	(in thousands)
Production revenues (2)	$443,733	$311,312	$320,047
Production costs (3)	(145,932)	(103,735)	(92,565)
Depreciation, depletion, amortization and accretion	(163,122)	(102,518)	(84,205)
Impairment of oil and natural gas properties	—	(247,722)	—
Results of operations from producing activities	$134,679	$(142,663)	$143,277

(1)
Results of operations from producing activities from the properties acquired in connection with the ENP Purchase during 2011 through the date of the completion of the ENP Merger on December 1, 2011 were subject to a 53.4% non-controlling interest in ENP.

(2)	Production revenues include certain gains and losses related to commodity derivative contracts in 2013, 2012 and 2011.

(3)	Production cost includes lease operating expenses and production related taxes, including ad valorem and severance taxes.

The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at December 31 is as follows:

	2013	2012	2011
	(in thousands)
Future cash inflows	$6,670,299	$5,935,790	$5,102,442
Future production costs	(2,352,721)	(2,110,841)	(1,701,143)
Future development costs	(358,119)	(386,319)	(143,156)
Future net cash flows	3,959,459	3,438,630	3,258,143
10% annual discount for estimated timing of cash flows	(2,125,488)	(1,862,083)	(1,781,910)
Standardized measure of discounted future net cash flows	$1,833,971	$1,576,547	$1,476,233

For the December 31, 2013, 2012, and 2011 calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using the average oil and natural gas price based upon the 12-month average price of $96.90, $94.67, and $96.24 per barrel of crude oil, respectively, $3.67, $2.76, and $4.12 per MMBtu for natural gas, respectively, adjusted for quality, transportation fees and a regional price differential, and the volume-weighted average price of $36.28, $38.52 and $58.06 per barrel of NGLs. The NGLs prices were calculated using the differentials for each property to a West Texas Intermediate reference price of $96.90, $94.67, and $96.24 for the years ended December 31, 2013, 2012, and 2011, respectively. We may receive amounts different than the standardized measure of discounted cash flow for a number of reasons, including price changes and the effects of our hedging activities.

The following are the principal sources of change in our standardized measure of discounted future net cash flows:

	Year Ended December 31, (1)
	2013	2012	2011 (2)
	(in thousands)
Sales and transfers, net of production costs	$(297,316)	$(206,621)	$(220,277)
Net changes in prices and production costs	(13,797)	(212,610)	325,906
Extensions discoveries and improved recovery, less related costs	24,110	41,556	3,665
Changes in estimated future development costs	43,496	(16,707)	(8,283)
Previously estimated development costs incurred during the period	56,661	50,405	34,096
Revision of previous quantity estimates	28,462	(73,424)	70,777
Accretion of discount	157,655	147,623	111,845
Purchases of reserves in place	333,530	465,217	214,225
Sales of reserves in place	—	(40,918)	(2,707)
Change in production rates, timing and other	(75,377)	(54,207)	(171,462)
Net change	$257,424	$100,314	$357,785

(1)	This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, is set forth in Item 9A(b) below.

BDO USA, LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report in Item 9A(d) below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Attestation Report

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited Vanguard Natural Resources, LLC's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vanguard Natural Resources, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures — Management's Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Vanguard Natural Resources, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), members’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 28, 2014

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 11.     EXECUTIVE COMPENSATION

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

 PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

Financial statements

The following consolidated financial statements are included in “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report:

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
1.5
Equity Distribution Agreement, dated November 26, 2013, by and among the Company, its subsidiaries and Credit Suisse Securities (USA) LLC, UBS Securities LLC, BMO Capital Markets Corp. and MLV & Co. LLC, as managers.
Form 8-K, filed November 26, 2013 (File No. 001-33756)
3.1	Certificate of Formation of Vanguard Natural Resources, LLC	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
3.2	Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC (including specimen unit certificate for the units)	Form 8-K, filed June 19, 2013 (File No. 001-33756)
3.3	Amendment No. 1 To Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed August 5, 2013 (File No. 001-33756)
3.4	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed November 1, 2013 (File No. 001-33756)
3.5	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed November 26, 2013 (File No. 001-33756)
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
Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.3	Form of 7.875% Senior Notes due 2020 (incorporated herein by reference to Exhibit A to Exhibit 4.2)	Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.4	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit B to Exhibit 3.2)	Form 8-K, filed June 19, 2013 (File No. 001-33756)
10.1+	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.2+	First Amendment to the Vanguard Natural Resources, LLC Long-Term Incentive Plan	Previously filed with our Quarterly report on Form 10-Q on November 2, 2012 (File No. 001-33756)
10.3+	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Form S-1/A, filed April 25, 2007 (File No. 333-142363)

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.4+	Vanguard Natural Resources, LLC Class B Unit Plan	Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.5+	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Form S-1/A, filed April 25, 2007 (File No. 333-142363)
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
10.9
Purchase and Sale Agreement, dated November 16, 2010 among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Denbury Resources Inc., Encore Partners GP Holdings LLC, Encore Partners LP Holdings LLC and Encore Operating, L.P.
Form 8-K, filed November 17, 2010 (File No. 001-33756)
10.10
Purchase and Sale Agreement, dated June 22, 2011, by and among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EnerVest Institutional Fund X-A, L.P. and EnerVest Institutional Fund X-WI, L.P.
Form 8-K, filed June 23, 2011 (File No. 001-33756)
10.11	Purchase and Sale Agreement, dated June 22, 2011, by and among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EV Properties, L.P.	Form 8-K, filed June 23, 2011 (File No. 001-33756)
10.12
Agreement and Plan of Merger, dated July 10, 2011, by and among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners L.P. and Encore Energy Partners GP LLC
Form 8-K, filed July 11, 2011 (File No. 001-33756)
10.13	Unit Exchange Agreement, dated February 21, 2012, among Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC, and Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust	Form 8-K, filed February 29, 2012 (File No. 001-33756)
10.14	Purchase and Sale Agreement, dated June 1, 2012 between Vanguard Permian, LLC and Antero Resources Corporation	Form 8-K, filed June 4, 2012 (File No. 001-33756)
10.15	Purchase and Sale Agreement, dated November 1, 2012 between Encore Energy Partners Operating, LLC and Bill Barrett Corporation.	Form 8-K, filed November 5, 2012 (File No. 001-33756)
10.16	Purchase and Sale Agreement, dated November 9, 2012 between Encore Energy Partners Operating, LLC and Halliburton Energy Services, Inc.	Form 8-K, filed November 15, 2012 (File No. 001-33756)
10.17	Purchase and Sale Agreement, dated February 26, 2013 among Vanguard Permian, LLC and Range Resources Corporation	Form 8-K, filed March 4, 2013 (File No. 001-33756)
10.18	Purchase and Sale Agreement, dated December 23, 2013 among Encore Energy Partners Operating, LLC and Anadarko E&P Onshore LLC.	Form 8-K, filed December 30, 2013 (File No. 001-33756)
10.19+	Director Compensation Agreement	Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.20+	Form of Indemnity Agreement dated August 7, 2008	Previously filed with our Quarterly report on Form 10-Q on August 13, 2008 (File No. 001-33756)
10.21	Registration Rights Agreement, dated December 31, 2010, by and between Vanguard Natural Resources, LLC and Encore Operating, L.P.	Form 8-K, filed January 3, 2011 (File No. 001-33756)

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.22
Second Amended and Restated Administrative Services Agreement, dated December 31, 2010, by and among Vanguard Natural Gas, LLC, Denbury Resources Inc., Encore Energy Partners GP LLC, Encore Energy Partners LP, Encore Operating, L.P. and Encore Energy Partners Operating LLC
Form 8-K, filed January 3, 2011 (File No. 001-33756)
10.23
Voting Agreement dated as of July 10, 2011, by and among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners GP LLC and Encore Energy Partners LP.
Form 8-K, filed July 11, 2011 (File No. 001-33756)
10.24
Confidentiality Agreement, dated April 27, 2011, by and among Vanguard Natural Resources, LLC, the Conflicts Committee of the Board of Directors of Encore Energy Partners GP LLC and Encore Energy Partners GP LLC.
Form S-4/A, filed September 6, 2011 (File No. 333-175944)
10.25	Standstill Agreement, dated April 29, 2011, by and between Vanguard Natural Resources, LLC and the Conflicts Committee of the Board of Directors of Encore Energy Partners GP LLC.	Form S-4/A, filed September 6, 2011 (File No. 333-175944)
10.26	Third Amended and Restated Credit Agreement dated September 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto	Form 8-K, filed October 5, 2011 (File No. 001-33756)
10.27
First Amendment, dated November 30, 2011, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.
Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.28	Second Amendment, dated June 29, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Form 8-K, filed July 10, 2012 (File No. 001-33756)
10.29
Third Amendment, dated December 31, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto
Previously filed with our Annual Report on Form 10-K on March 31, 2013 (File No. 001-33756)
10.30	Fourth Amendment, dated April 16, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Previously filed with our Quarterly report on Form 10-Q on August 1, 2013 (File No. 001-33756)
10.31	Fifth Amendment, dated November 5, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Filed herewith
10.32	Term Loan Agreement, dated November 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.	Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.33+	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Scott W. Smith	Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.34+	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Richard Robert	Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.35+	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Britt Pence	Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.36+	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Scott W. Smith	Form 8-K, filed June 12, 2013 (File No. 001-33756)

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.37+	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Richard A. Robert	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.38+	Form of Restricted Unit Award Agreement	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.39+	Form of Phantom Unit Award Agreement	Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.40+	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Britt Pence	Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.41+	Form of Restricted Unit Award Agreement	Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.42+	Form of Phantom Unit Award Agreement	Form 8-K, filed July 11, 2013 (File No. 001-33756)
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions	Filed herewith
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Filed herewith
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of DeGolyer and MacNaughton	Filed herewith
24.1	Power of Attorney (included on signature page hereto)	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Report of DeGolyer and MacNaughton, Independent Petroleum Engineers and Geologists	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2014.

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

February 28, 2014	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 28, 2014	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 28, 2014	/s/ W. Richard Anderson
W. Richard Anderson
Director

February 28, 2014	/s/ Bruce W. McCullough
Bruce W. McCullough
Director

February 28, 2014	/s/ Loren Singletary
Loren Singletary
Director