Form 10-Q
period 2014-03-31
Vanguard Natural Resources, LLC
filed 2014-05-01
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
☐  Yes ☒  No

Common units outstanding on April 30, 2014: 80,060,113.

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES

GLOSSARY OF TERMS

Below is a list of terms that are common to our industry and used throughout this document:

/day	= per day	Mcf	= thousand cubic feet

Bbls	= barrels	Mcfe	= thousand cubic feet of natural gas equivalents

Bcf	= billion cubic feet	MMBbls	= million barrels

Bcfe	= billion cubic feet equivalents	MMBOE	= million barrels of oil equivalent

BOE	= barrel of oil equivalent	MMBtu	= million British thermal units

Btu	= British thermal unit	MMcf	= million cubic feet

MBbls	= thousand barrels	MMcfe	= million cubic feet equivalent

MBOE	= thousand barrels of oil equivalent	NGLs	= natural gas liquids

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

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG” or “our operating subsidiary”), VNR Holdings, LLC (“VNRH”), Vanguard Permian, LLC (“Vanguard Permian”), Vanguard Operating, LLC (“VO”), VNR Finance Corp. (“VNRF”), Encore Energy Partners Operating LLC (“OLLC”) and Encore Clear Fork Pipeline LLC.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Oil sales	$68,199	$58,516
Natural gas sales	63,543	27,524
NGLs sales	20,998	10,642
Net losses on commodity derivative contracts	(56,037)	(29,276)
Total revenues	96,703	67,406

Costs and expenses:
Production:
Lease operating expenses	30,421	24,172
Production and other taxes	15,034	9,343
Depreciation, depletion, amortization, and accretion	43,610	38,693
Selling, general and administrative expenses	8,038	6,549
Total costs and expenses	97,103	78,757

Loss from operations	(400)	(11,351)

Other income (expense):
Interest expense	(16,259)	(15,438)
Net losses on interest rate derivative contracts	(458)	(286)
Gain on acquisition of oil and natural gas properties	32,114	—
Other	124	52
Total other income (expense)	15,521	(15,672)
Net income (loss)	$15,121	$(27,023)
Distributions to Preferred unitholders	(1,962)	—
Net income (loss) attributable to Common and Class B unitholders	$13,159	$(27,023)

Net income (loss) per Common and Class B units
Basic	$0.17	$(0.42)
Diluted	$0.16	$(0.42)

Weighted average common units outstanding
Common units – basic	79,186	64,369
Common units – diluted	79,472	64,369
Class B units – basic & diluted	420	420

 See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,905	$11,818
Trade accounts receivable, net	88,581	70,109
Derivative assets	8,310	21,314
Other current assets	3,103	2,916
Total current assets	120,899	106,157

Oil and natural gas properties, at cost	3,155,180	2,523,671
Accumulated depletion, amortization and impairment	(755,145)	(713,154)
Oil and natural gas properties evaluated, net – full cost method	2,400,035	1,810,517

Other assets
Goodwill	420,955	420,955
Derivative assets	48,140	60,474
Other assets	29,458	91,538
Total assets	$3,019,487	$2,489,641

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$12,830	$9,824
Affiliates	274	249
Accrued liabilities:
Lease operating	13,732	12,882
Development capital	23,269	10,543
Interest	22,331	11,989
Production and other taxes	19,190	16,251
Derivative liabilities	28,930	10,992
Oil and natural gas revenue payable	20,814	23,245
Distribution payable	17,680	16,499
Other	11,283	12,929
Total current liabilities	170,333	125,403

Long-term debt	1,308,944	1,007,879
Derivative liabilities	4,345	4,085
Asset retirement obligations, net of current portion	95,704	82,208
Other long-term liabilities	1,012	1,731
Total liabilities	1,580,338	1,221,306
Commitments and contingencies (Note 7)
Members’ equity
Series A Preferred units, 2,559,769 units issued and outstanding at March 31, 2014 and 2,535,927 at December 31, 2013	61,634	61,021
Series B Preferred units, 7,000,000 units issued and outstanding at March 31, 2014	169,413	—
Common units, 79,746,386 units issued and outstanding at March 31, 2014 and 78,337,259 at December 31, 2013	1,206,361	1,205,311
Class B units, 420,000 issued and outstanding at March 31, 2014 and December 31, 2013	1,741	2,003
Total members’ equity	1,439,149	1,268,335
Total liabilities and members’ equity	$3,019,487	$2,489,641

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND THE YEAR ENDED DECEMBER 31, 2013
(in thousands)
(Unaudited)

	Series A Preferred Units		Series B Preferred Units		Common Units		Class B		Total Members’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2013	—	$—	—	$—	58,706	$794,426	420	$3,038	$797,464
Issuance of common units for the acquisition of oil and natural gas properties	—	—	—	—	1,075	29,992	—	—	29,992
Issuance of preferred units, net of offering costs of $402	2,536	61,021	—	—	—	—	—	—	61,021
Issuance of common units, net of offering costs of $415	—	—	—	—	18,377	498,360	—	—	498,360
Distributions to Preferred unitholders (see Note 8)	—	—	—	—	—	(2,634)	—	—	(2,634)
Distributions to Common and Class B unitholders (see Note 8)	—	—	—	—	—	(180,891)	—	(1,035)	(181,926)
Unit-based compensation	—	—	—	—	179	6,547	—	—	6,547
Net income	—	—	—	—	—	59,511	—	—	59,511
Balance at December 31, 2013	2,536	$61,021	—	$—	78,337	$1,205,311	420	$2,003	$1,268,335
Issuance of Preferred units, net of offering costs of $75	24	613	7,000	169,413	—	—	—	—	170,026
Issuance of Common units, net of offering costs of $64	—	—	—	—	1,165	34,545	—	—	34,545
Distributions to Preferred unitholders (see Note 8)	—	—	—	—	—	(1,962)	—	—	(1,962)
Distributions to Common and Class B unitholders (see Note 8)	—	—	—	—	—	(49,918)	—	(262)	(50,180)
Unit-based compensation	—	—	—	—	244	3,264	—	—	3,264
Net income	—	—	—	—	—	15,121	—	—	15,121
Balance at March 31, 2014	2,560	$61,634	7,000	$169,413	79,746	$1,206,361	420	$1,741	$1,439,149

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
Operating activities	2014	2013
Net income (loss)	$15,121	$(27,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	43,610	38,693
Amortization of deferred financing costs	858	946
Amortization of debt discount	65	60
Compensation related items	2,872	1,728
Net losses on commodity and interest rate derivative contracts	56,495	29,562
Cash settlements on matured commodity derivative contracts	(11,969)	13,749
Cash settlements paid on matured interest rate derivative contracts	(990)	(947)
Gain on acquisition of oil and natural gas properties	(32,114)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(18,472)	(21,766)
Other current assets	(365)	(51)
Premiums paid on commodity derivative contracts	3	(37)
Accounts payable and oil and natural gas revenue payable	575	(2,554)
Payable to affiliates	25	172
Accrued expenses and other current liabilities	24,423	25,828
Other assets	(473)	(117)
Net cash provided by operating activities	79,664	58,243
Investing activities
Additions to property and equipment	(228)	(351)
Additions to oil and natural gas properties	(27,986)	(14,648)
Acquisitions of oil and natural gas properties	(496,663)	—
Deposits and prepayments of oil and natural gas properties	(299)	(28,303)
Net cash used in investing activities	(525,176)	(43,302)
Financing activities
Proceeds from long-term debt	539,000	64,500
Repayment of long-term debt	(238,000)	(303,500)
Proceeds from preferred unit offerings, net	170,026	—
Proceeds from common unit offerings, net	34,545	255,869
Distributions to Preferred unitholders	(1,047)	—
Distributions to Common and Class B unitholders	(49,914)	(37,980)
Financing fees	(11)	(121)
Net cash provided by (used in) financing activities	454,599	(21,232)
Net increase (decrease) in cash and cash equivalents	9,087	(6,291)
Cash and cash equivalents, beginning of period	11,818	11,563
Cash and cash equivalents, end of period	$20,905	$5,272

Supplemental cash flow information:
Cash paid for interest	$4,994	$3,535
Non-cash investing activity:
Asset retirement obligations, net	$13,213	$72

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Permian Basin in West Texas and New Mexico;

•	the Green River Basin in Wyoming;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Gulf Coast Basin in Texas and Mississippi;

•	the Piceance Basin in Colorado;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on the NASDAQ Global Select Market (“NASDAQ”), an exchange of the NASDAQ OMX Group Inc. (Nasdaq: NDAQ), under the symbol “VNR.” Our Series A and Series B preferred units are also listed on the NASDAQ under the symbols “VNRAP” and “VNRBP,” respectively.

1.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and were prepared from our records. We derived the Consolidated Balance Sheet as of December 31, 2013, from the audited financial statements contained in our 2013 Annual Report.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2013 Annual Report, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year.

As of March 31, 2014, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2013 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

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

Capitalized costs are limited to a ceiling based on the present value of future net revenues, computed using the 12-month unweighted average of first-day-of-the-month historical price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write-downs are included in the Consolidated Statements of Operations as an impairment charge. No ceiling test impairment was required during the three months ended March 31, 2014 or 2013.

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

2014 Acquisitions

On January 31, 2014, we completed the acquisition of natural gas and oil properties in the Pinedale and Jonah fields of Southwestern Wyoming for approximately $549.1 million in cash. We refer to this acquisition as the “Pinedale Acquisition.” The purchase price is subject to additional customary post-closing adjustments to be determined based on an effective date of October 1, 2013. In accordance with ASC Topic 805, this acquisition resulted in a gain of $32.1 million, as reflected in the table below, primarily due to the increase in natural gas prices between the date the purchase and sale agreement was entered into and the closing date.

Fair value of assets and liabilities acquired	(in thousands)
Oil and natural gas properties	$593,695
Inventory	244
Asset retirement obligations	(12,404)
Imbalance liabilities	(209)
Other	(124)
Total fair value of assets and liabilities acquired	581,202
Fair value of consideration transferred	549,088
Gain on acquisition	$32,114

We also completed the acquisition of certain natural gas, oil and NGLs properties located in the Powder River Basin in Wyoming for an aggregate purchase price of $1.1 million.

2013 Acquisitions

On April 1, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties located in the Permian Basin of Southeastern New Mexico and West Texas for an adjusted purchase price of $266.2 million. This acquisition had an effective date of January 1, 2013.

On June 28, 2013, we completed the acquisition of certain natural gas, oil and NGLs properties located in the Permian Basin in Texas and the San Juan and D-J Basins in Colorado with an effective date of July 1, 2013 for an adjusted purchase price of $29.9 million. The consideration for this acquisition was paid in common equity by issuing 1,075,000 VNR common units, at an agreed price of $27.65 per common unit, valued for financial reporting purposes at the closing price of $27.90 at the closing date of the acquisition.

We also completed other acquisitions during 2013 including the acquisition of additional working interests in certain acquired properties for an aggregate adjusted purchase price of $2.5 million.

The following presents the values assigned to the net assets acquired in our 2013 acquisitions:

Fair value of assets and liabilities acquired	(in thousands)
Oil and natural gas properties	$317,573
Inventory	899
Asset retirement obligations	(11,381)
Oil and natural gas revenue payable and imbalance liabilities	(2,843)
Total fair value of assets and liabilities acquired	304,248
Fair value of consideration transferred	298,657
Gain on acquisition	$5,591

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three months ended March 31, 2014 and 2013 to show the effect on our consolidated results of operations as if our acquisitions completed in 2014 had occurred on January 1, 2013, and as if our acquisitions completed during 2013 had occurred on January 1, 2012.

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and natural gas properties acquired during 2014 and 2013, adjusted for (i) the assumption of asset retirement obligations and accretion expense for the properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired, (iii) interest expense on additional borrowings necessary to finance the acquisitions, and (iv) common units issued in the acquisition of properties completed on June 28, 2013. The gain on acquisition of oil and natural gas properties was excluded from the pro forma results for the three months ended March 31, 2014. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma (in thousands, except per unit data)
	Three Months Ended March 31,
	2014	2013
Total revenues	$110,963	$120,122
Net loss attributable to Common and Class B unitholders	$(16,755)	$(19,739)
Net loss per unit:
Common & Class B units – basic and diluted	$(0.21)	$(0.30)

Post-Acquisition Operating Results

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for all of our acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

Three Months Ended March 31, 2014
(in thousands)
Pinedale Acquisition
Revenues	$29,641
Excess of revenues over direct operating expenses	$23,091
All other acquisitions
Revenues	$14,834
Excess of revenues over direct operating expenses	$9,722

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$761,000	$460,000
Senior Notes	7.875% (2)	April 1, 2020	550,000	550,000
			$1,311,000	$1,010,000
Unamortized discount on Senior Notes			(2,056)	(2,121)
Total long-term debt			$1,308,944	$1,007,879

(1)	Variable interest rate was 2.16% and 1.92% at March 31, 2014 and December 31, 2013, respectively.

(2)	Effective interest rate was 8.0%.

Senior Secured Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and an initial borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). As of March 31, 2014, there were $761.0 million of outstanding borrowings and $536.2 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $2.8 million reduction in availability for letters of credit (discussed below).

On April 30, 2014, we entered into the Sixth Amendment to the Credit Agreement with an effective date of April 30, 2014. See Note 11. Subsequent Events for further discussion.

Interest rates under the Reserve-Based Credit Facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At March 31, 2014, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At March 31, 2014, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility allows us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4. Price and Interest Rate Risk Management Activities for further discussion.

Letters of Credit

At March 31, 2014, we have unused irrevocable standby letters of credit of approximately $2.8 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

Senior Notes

We have $550.0 million outstanding in aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). The issuers of the Senior Notes are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to certain customary release provisions, including: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets; (ii) upon the sale or other disposition of our equity interests in the subsidiary; (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture; (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture; (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities; or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At March 31, 2014, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, $352.9 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

4. Price and Interest Rate Risk Management Activities

We have entered into derivative contracts with counterparties that are lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points. During the three months ended March 31, 2014, our derivative transactions included fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put spread options, put options sold and range bonus accumulators.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our Reserve-Based Credit Facility, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

As of March 31, 2014, we had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
April 1, 2014 – December 31, 2014	53,210,375	$4.42	1,368,125	$90.83	206,251	$40.87
January 1, 2015 – December 31, 2015	69,532,500	$4.39	692,000	$91.18	91,250	$42.00
January 1, 2016 – December 31, 2016	53,253,000	$4.48	146,400	$89.98	—	$—
January 1, 2017 – December 31, 2017	25,852,000	$4.32	73,000	$86.60	—	$—

Swaptions and Call Options Sold

Calls were sold or options were provided to counterparties under swaption agreements to extend the swap into subsequent years as follows:

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
April 1, 2014 – December 31, 2014	371,250	$102.41
January 1, 2015 – December 31, 2015	508,445	$105.98
January 1, 2016 – December 31, 2016	622,200	$125.00

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
April 1, 2014 – December 31, 2014	227,500	$(0.32)	Rocky Mountain CIG and NYMEX Henry Hub Basis Differential
April 1, 2014 – December 31, 2014	22,000,000	$(0.20)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2015 – December 31, 2015	29,200,000	$(0.28)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2016 – December 31, 2016	3,660,000	$(0.35)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
April 1, 2014 – December 31, 2014	440,000	$(0.84)	WTI Midland and WTI Cushing Basis Differential
April 1, 2014 – December 31, 2014	247,500	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
April 1, 2014 – December 31, 2014	137,500	$(3.95)	Light Louisiana Sweet Crude and Brent Basis Differential
January 1, 2015 – December 31, 2015	365,000	$(0.90)	WTI Midland and WTI Cushing Basis Differential

Collars

	Oil
Contract Period	Bbls	Floor	Ceiling
April 1, 2014 – December 31, 2014	3,000	$100.00	$116.20

Three-Way Collars

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
April 1, 2014 – December 31, 2014	985,350	$93.49	$101.26	$72.56
January 1, 2015 – December 31, 2015	1,105,055	$91.76	$100.38	$72.52
January 1, 2016 – December 31, 2016	549,000	$90.00	$95.00	$70.00

Put Options Sold

	Gas		Oil
Contract Period	MMBtu	Put Sold ($/MMBtu)	Bbls	Put Sold ($/Bbl)
April 1, 2014 – December 31, 2014	2,750,000	$3.50	55,000	$75.00
January 1, 2015 – December 31, 2015	7,300,000	$3.50	692,000	$72.36
January 1, 2016 – December 31, 2016	—	$—	146,400	$75.00
January 1, 2017 – December 31, 2017	—	$—	73,000	$75.00

Put Spread Options

	Oil
Contract Period	Bbls	Floor	Put Sold
January 1, 2015 – December 31, 2015	255,500	$100.00	$75.00

Range Bonus Accumulators

	Gas
Contract Period	MMBtu	Bonus	Range Ceiling	Range Floor
April 1, 2014 – December 31, 2014	1,100,000	$0.20	$4.75	$3.25
January 1, 2015 – December 31, 2015	1,460,000	$0.20	$4.75	$3.25

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
April 1, 2014 – December 31, 2014	687,500	$4.94	$103.20	$70.50

Interest Rate Swaps

As of March 31, 2014, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed LIBOR Rates
April 1, 2014 to December 10, 2016	$20,000	2.17%
April 1, 2014 to October 31, 2016	$40,000	1.65%
April 1, 2014 to August 5, 2015 (1)	$30,000	2.25%
April 1, 2014 to August 6, 2016	$25,000	1.80%
April 1, 2014 to October 31, 2016	$20,000	1.78%
April 1, 2014 to September 23, 2016	$75,000	1.15%
April 1, 2014 to March 7, 2016	$75,000	1.08%
April 1, 2014 to September 7, 2016	$25,000	1.25%
April 1, 2014 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

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

	March 31, 2014
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$83,762	$(27,360)	$56,402
Interest rate derivative contracts	48	—	48
Total derivative instruments	$83,810	$(27,360)	$56,450

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(54,349)	$27,360	$(26,989)
Interest rate derivative contracts	(6,286)	—	(6,286)
Total derivative instruments	$(60,635)	$27,360	$(33,275)

	December 31, 2013
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$107,307	$(25,617)	$81,690
Interest rate derivative contracts	98	—	98
Total derivative instruments	$107,405	$(25,617)	$81,788

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(33,825)	$25,617	$(8,208)
Interest rate derivative contracts	(6,869)	—	(6,869)
Total derivative instruments	$(40,694)	$25,617	$(15,077)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (see Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $83.8 million at March 31, 2014. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of March 31, 2014. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(in thousands)
Derivative asset at beginning of period, net	$66,711	$82,568
Net gains (losses) on commodity and interest rate derivative contracts	(56,495)	11,160
Settlements
Cash settlements paid (received) on matured commodity derivative contracts	11,969	(30,905)
Cash settlements paid on matured interest rate derivative contracts	990	3,888
Derivative asset at end of period, net	$23,175	$66,711

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of March 31, 2014, the fair value of our Senior Notes was estimated to be $605.0 million. We consider the inputs to the valuation of our Senior Notes to be Level 1 as fair value was estimated based on prices quoted from a third-party financial institution.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2014
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$56,402	$—	$56,402
Interest rate derivative contracts	—	48	—	48
Total derivative instruments	$—	$56,450	$—	$56,450
Liabilities:
Commodity price derivative contracts	$—	$(26,634)	$(355)	$(26,989)
Interest rate derivative contracts	—	(6,286)		(6,286)
Total derivative instruments	$—	$(32,920)	$(355)	$(33,275)

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$81,124	$566	$81,690
Interest rate derivative contracts	—	98	—	98
Total derivative instruments	$—	$81,222	$566	$81,788
Liabilities:
Commodity price derivative contracts	$—	$(8,208)	$—	$(8,208)
Interest rate derivative contracts	—	(6,869)	—	(6,869)
Total derivative instruments	$—	$(15,077)	$—	$(15,077)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Unobservable inputs, beginning of period	$566	$(498)
Total gains (losses)	(957)	618
Settlements	36	59
Unobservable inputs, end of period	$(355)	$179

Change in fair value included in earnings related to derivatives still held as of March 31, 2014 and 2013	$(670)	$1,049

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

We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. Any sharp prolonged decreases in the prices of oil and natural gas or any significant negative reserve adjustments from the October 1, 2013 assessment could change our estimates of the fair value of our reporting unit and could result in an impairment charge.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the three months ended March 31, 2014 and year ended December 31, 2013, in connection with new wells drilled and wells acquired during the period, we incurred and recorded asset retirement obligations totaling

$13.2 million and $11.7 million, respectively, at fair value. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate of approximately 5.6%; and (4) the average inflation factor (2.4%). These inputs require significant judgments and estimates by the Company's management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of March 31, 2014 and December 31, 2013 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the three months ended March 31, 2014 and year ended December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Asset retirement obligations, beginning of period	$87,967	$63,114
Liabilities added during the current period	13,213	11,738
Accretion expense	1,227	2,789
Retirements	(416)	(628)
Change in estimate	—	10,954
Asset retirement obligation, end of period	101,991	87,967
Less: current obligations	(6,287)	(5,759)
Long-term asset retirement obligation, end of period	$95,704	$82,208

7. Commitments and Contingencies

Transportation Demand Charges

As of March 31, 2014, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to six years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of March 31, 2014. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
April 1, 2014 - December 31, 2014	$8,813
2015	7,910
2016	5,529
2017	3,978
2018	3,398
Thereafter	3,404
Total	$33,032

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

8.  Members' Equity and Net Income per Common and Class B Unit

Preferred Units

Preferred units represent preferred equity company interests. As of March 31, 2014, preferred units issued and outstanding include our 7.875% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”) and our 7.625% Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Preferred Units”) (collectively the “Preferred Units”).

The Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units, at our option, in connection with a change of control. We may redeem the Series A Preferred Units at any time on or after June 15, 2023 and we may redeem our Series B Preferred Units at any time on or after April 15, 2024. The Preferred Units can be redeemed, in whole or in part, out of amounts legally available therefore, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. We may also redeem the Preferred Units in the event of a change of control. Holders of the Preferred Units will have no voting rights except for limited voting rights if we fail to pay dividends for eighteen or more monthly periods (whether or not consecutive) and in certain other limited circumstances or as required by law. The Preferred Units have a liquidation preference which is equal to the redemption price described above.

Common and Class B Units

The common units represent limited liability company interests. Holders of Class B units have substantially the same rights and obligations as the holders of common units.

Net Income per Common and Class B Unit

Basic net income per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income attributable to common and Class B unitholders by the weighted average number of units outstanding during the period. Diluted net income per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income per unit. The Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income per unit.

The net income attributable to common and Class B unitholders and the weighted average units for calculating basic and diluted net income per common and Class B unit were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per unit amounts)
Net income (loss) attributable to common and Class B unitholders	$13,159	$(27,023)
Weighted average number of common and Class B units outstanding - basic and diluted	79,606	64,789
Effect of dilutive securities:
Phantom units (a)	286	—
Weighted average number of common and Class B units outstanding - diluted	79,892	64,789
Net income (loss) per common and Class B unit
Basic	$0.17	$(0.42)
Diluted	$0.16	$(0.42)

(a)	For the three months ended March 31, 2013, 546,108 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect as we were in a loss position.

In accordance with ASC Topic 260, dual presentation of basic and diluted net income per common and Class B unit has been presented in the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 including each class of units issued and outstanding during the respective periods: common units and Class B units.  Net income attributable to common and Class B unitholders per unit is allocated to the common units and the Class B units on an equal basis.

Distributions Declared

The Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. Distributions on the Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors. We will pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of 7.875% per annum of the liquidation preference of $25.00 per Series A Preferred Unit and a monthly rate of 7.625% per annum of the liquidation preference of $25.00 per Series B Preferred Unit.

The following table shows the distribution amount, declared date, record date and payment date of the cash distributions we paid on each of our common and Class B units for each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

On April 17, 2014, our board of directors declared a cash distribution on the Preferred Units and common and Class B units attributable to the month of March 2014. See Note 11. Subsequent Events for further discussion.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2014
First Quarter
February	$0.21	March 17, 2014	April 1, 2014	April 14, 2014
January	$0.2075	February 20, 2014	March 3, 2014	March 17, 2014
2013
Fourth Quarter
December	$0.2075	January 16, 2014	February 3, 2014	February 14, 2014
November	$0.2075	December 17, 2013	January 2, 2014	January 15, 2014
October	$0.2075	November 19, 2013	December 2, 2013	December 13, 2013
Third Quarter
September	$0.2075	October 21, 2013	November 1, 2013	November 14, 2013
August	$0.2075	September 12, 2013	October 1, 2013	October 15, 2013
July	$0.2075	August 20, 2013	September 3, 2013	September 13, 2013
Second Quarter
June	$0.2050	July 18, 2013	August 1, 2013	August 14, 2013
May	$0.2050	June 20, 2013	July 1, 2013	July 15, 2013
April	$0.2050	April 30, 2013	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	April 19, 2013	May 1, 2013	May 15, 2013
February	$0.2025	March 21, 2013	April 1, 2013	April 12, 2013
January	$0.2025	February 18, 2013	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	January 25, 2013	February 4, 2013	February 14, 2013

9. Unit-Based Compensation

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

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth, and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. Each of the four components will be weighted equally in calculating the respective executive officer's annual bonus. The annual bonus does not require a minimum payout, although the maximum payout may not exceed two (2) times the executive's respective annual base salary. As of March 31, 2014, an accrued liability was recognized and compensation expense of $0.3 million was recorded related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

In the event of the Company's Change in Control, as defined in the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“VNR LTIP”), the executives are entitled to certain change in control payments and benefits, consisting of: (i) an amount equal to two (2) times their then-current base salary and annual bonus and (ii) accelerated vesting of any outstanding restricted units, phantom units, or any other awards granted under the VNR LTIP held by the executives at the time of the change of control, with any settlement of these awards being made according to the terms of the VNR LTIP and the applicable individual award agreement.

The executives are entitled to severance payments and benefits upon certain qualifying terminations. Upon a termination by VNRH without “Cause” (as such term is defined in the Amended Agreements) or termination by either executive for “Good Reason” (as such term is defined in the Amended Agreements), the executive is entitled to (i) an amount equal to three (3) times the executive's then-current base salary and (ii) accelerated vesting of any outstanding restricted units, phantom units or any other awards granted under the VNR LTIP held by the executives at the time of such termination, with any settlement of these awards being made according to the terms of the VNR LTIP. Upon an executive's termination by “Disability” (as such term is defined in the Amended Agreements) or death, the executive is entitled to (a) an amount equal to one times the executive's then-current base salary and (b) accelerated vesting of any outstanding restricted units, phantom units or any other awards granted under the VNR LTIP held by the executives at the time of such termination, with any settlement of these awards being made according to the terms of the VNR LTIP. As a condition to receiving any of the severance payments and benefits heretofore described, the terminated executive (or his legal representative, as applicable) must execute and not revoke a customary severance and release agreement, including a waiver of all claims.

The Amended Agreements also provide that the executives are eligible to participate in the benefit programs generally available to senior executives of VNRH. The Amended Agreements also contain standard non-competition, non-solicitation and confidentiality provisions.

Restricted and Phantom Units

Under the Amended Agreements, the executives are also eligible to receive annual equity-based compensation awards, consisting of restricted units and/or phantom units granted under the VNR LTIP. Each of the executives is eligible to receive annual equity-based compensation awards having an aggregate fair market value equal to the executive's then-current annual base salary times a set multiplier, which such multiplier is five (5) times in the case of Mr. Smith, three and a half (3.5) times in the case of Mr. Robert, and two and three-quarters (2.75) times in the case of Mr. Pence.

The restricted units are subject to a three-year vesting period. One-third of the aggregate number of the units vest on each one-year anniversary of the date of grant so long as the executive remains continuously employed with the Company. The restricted units include a tandem grant of distribution equivalent rights (“DERs”), which entitle the executives to receive the value of any distributions made by us on our units generally with respect to the number of restricted units that the executives received pursuant to the grant. In the event the executive is terminated without Cause, or the executive resigns for Good Reason, or the executive is terminated due to his death or Disability, all unvested outstanding restricted units shall receive accelerated vesting. If the executive is terminated for Cause, all unvested restricted units are forfeited. Upon the occurrence of a Change of Control, all unvested outstanding restricted units shall receive accelerated vesting.

The phantom units are also subject to a three-year vesting period. One-third of the aggregate number of the units vest on each one-year anniversary of the date of grant so long as the executive remains continuously employed with the Company. The phantom units include a tandem grant of DERs, which entitle the executives to receive the value of any distributions made by the Company on its units generally with respect to the number of phantom units that the executives received pursuant to the grant. In the event the executive is terminated without Cause, or the executive resigns for Good Reason, or the executive is terminated due to his death or Disability, all unvested outstanding phantom units shall receive accelerated vesting. If the executive is terminated for Cause, all unvested restricted units are forfeited. Upon the occurrence of a Change of Control, all unvested outstanding restricted units shall receive accelerated vesting.

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

On January 1, 2014, the executives were granted a total of 182,377 restricted units in accordance with the Amended Agreements.

During the three months ended March 31, 2014, our three independent board members were granted a total of 13,137 restricted units which will vest one year from the date of grant.

As of March 31, 2014, an accrued liability of $0.9 million has been recorded related to phantom units granted to executive officers, board members and employees and non-cash unit-based compensation expense of $0.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively, has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations.

Non-Vested Restricted Unit Grants

Historically, we have granted restricted common units to employees as partial consideration for services to be performed and have accounted for these grants under ASC Topic 718, “Compensation-Stock Compensation.” The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant.  This value is amortized over the vesting period as referenced above.  A summary of the status of the non-vested units as of March 31, 2014 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2013	248,611	$28.57
Granted	195,514	$29.53
Vested	(45,794)	$29.29
Non-vested restricted units at March 31, 2014	398,331	$28.96

At March 31, 2014, there was approximately $10.1 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.8 years. Our Consolidated Statements of Operations reflect non-cash compensation of $2.9 million and $1.7 million in the selling, general and administrative expenses line item for the three months ended March 31, 2014 and 2013, respectively.

10.  Shelf Registration Statement

We have registered an indeterminate amount of Series A Preferred Units, Series B Preferred Units, common units, debt securities and guarantees of debt securities under our currently effective shelf registration statement filed with the SEC, as amended (the “Shelf Registration Statement”). In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the Shelf Registration Statement.

Net proceeds, terms and pricing of each offering of securities issued under the Shelf Registration Statement are determined at the time of such offerings. The Shelf Registration Statement does not provide assurance that we will or could sell any such securities. Our ability to utilize the Shelf Registration Statement for the purpose of issuing, from time to time, any combination of debt securities, common units or Preferred Units will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.
We have entered into an equity distribution agreement with respect to the issuance and sale of our Series A Preferred Units and common units. Pursuant to the terms of the equity distribution agreement, we may sell from time to time through our sales agents, (i) our common units representing limited liability company interests having an aggregate offering price of up to $500.0 million, and (ii) our Series A Preferred Units having an aggregate offering price of up to $250.0 million. The common units and Series A Preferred Units to be sold under the equity distribution agreement are registered under our existing Shelf Registration Statement. During the three months ended 2014, total net proceeds received under the equity distribution agreement were approximately $34.6 million, after commissions, from the sales of 1,164,924 common units and $0.6 million, after commissions, from the sales of 23,842 Series A Preferred Units.

Preferred Unit Equity Offering

On March 11, 2014, we completed a public offering of 7,000,000 7.625% Series B Preferred Units at a price of $25.00 per unit. Offers were made pursuant to a prospectus supplement to the Shelf Registration Statement. We received proceeds of approximately $169.4 million from this offering, after deducting discounts of $5.5 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

Subsidiary Guarantors

We and VNRF, our wholly-owned finance subsidiary, may co-issue securities pursuant to the registration statement discussed above. VNR has no independent assets or operations. Debt securities that we may offer may be guaranteed by our subsidiaries. We contemplate that if we offer debt securities, the guarantees will be full and unconditional and joint and several (subject to certain customary release provisions), and any subsidiaries of VNR that do not guarantee the securities will be minor.

11.  Subsequent Events

Distributions

On April 17, 2014, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of March 2013 of $0.21 per common and Class B unit ($2.52 on an annualized basis) expected to be paid on May 15, 2014 to Vanguard unitholders of record on May 1, 2014.

Also on April 17, 2014, our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per Series A Preferred Unit and $0.33889 per Series B Preferred Unit to be paid on May 15, 2014 to Vanguard preferred unitholders of record on May 1, 2014. This marks the initial distribution payment of our Series B Preferred Units for the period March 11, 2014 through May 15, 2014. Future monthly cash distributions for our Series B Preferred Units will be $0.15885 per unit.

Acquisition

On March 31, 2014, we entered into an asset exchange agreement with Marathon Oil Company to acquire natural gas and NGLs properties in the Wamsutter natural gas field in Wyoming in exchange for 75% of our working interests in the Gooseberry Field properties in Wyoming. The total consideration for this agreement is the mutual exchange and assignment of interests in the properties and cash consideration of $12.0 million payable to Marathon Oil Company. We completed this acquisition on May 1, 2014. The cash consideration was funded with borrowings under our existing Reserve-Based Credit Facility and is subject to customary post-closing adjustments to be determined based on an effective date of January 1, 2014.

Sixth Amendment to the Credit Agreement

On April 30, 2014, we entered into the Sixth Amendment to the Credit Agreement, which provided for, among others, (a) the increase in our maximum credit facility from $1.5 billion to $3.5 billion, (b) the increase in our borrowing base from $1.3 billion to $1.525 billion and (c) the addition of five new lenders to the credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its Consolidated Subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the three months ended March 31, 2014 and 2013. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our 2013 Annual Report and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increasing our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Permian Basin in West Texas and New Mexico;

•	the Green River Basin in Wyoming;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Gulf Coast Basin in Texas and Mississippi;

•	the Piceance Basin in Colorado;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

As of March 31, 2014, based on internal reserve estimates, our total estimated proved reserves were 1,793 Bcfe, of which approximately 17% were oil reserves, 66% were natural gas reserves and 17% were NGLs reserves.  Of these total estimated proved reserves, approximately 65%, or 1,157 Bcfe, were classified as proved developed. Also, at March 31, 2014, we owned working interests in 9,480 gross (2,735 net) productive wells. Our operated wells accounted for approximately 34% of our total estimated proved reserves at March 31, 2014. Our average net daily production for the three months ended March 31, 2014 and the year ended December 31, 2013 was 268 MMcfe/day and 213 MMcfe/day, respectively. We have interests in approximately 862,808 gross undeveloped acres surrounding our existing wells. As of March 31, 2014, based on internal reserve estimates, approximately 35%, or 636 Bcfe, of our estimated proved reserves were attributable to our interests in undeveloped acreage.

Recent Developments

Preferred Unit Equity Offering

On March 11, 2014, we completed a public offering of 7,000,000 7.625% Series B Preferred Units at a price of $25.00 per unit. Offers were made pursuant to a prospectus supplement to the Shelf Registration Statement. We received proceeds of approximately $169.4 million from this offering, after deducting discounts of $5.5 million and offering costs of $0.1 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility (defined in Note 3 of the Notes to the Consolidated Financial Statements included in Part I - Financial Information).

Acquisition

On March 31, 2014, we entered into an asset exchange agreement with Marathon Oil Company to acquire natural gas and NGLs properties in the Wamsutter natural gas field in Wyoming in exchange for 75% of our working interests in the Gooseberry Field properties in Wyoming. The total consideration for this agreement is the mutual exchange and assignment of interests in the properties and cash consideration of $12.0 million payable to Marathon Oil Company. We completed this acquisition on May 1, 2014. The cash consideration was funded with borrowings under our existing Reserve-Based Credit Facility and is subject to customary post-closing adjustments to be determined based on an effective date of January 1, 2014.

Business Environment

Price Volatility

Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as commodity prices, access to capital, economic, political and regulatory developments, and competition from other sources of energy. Oil, natural gas and NGLs prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil, natural gas or NGLs could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and our ability to pay cash distributions to our unitholders. We have mitigated the volatility on our cash flows by entering into oil and natural gas price derivative contracts through 2017 and NGLs price derivative contracts through 2015. These hedges are placed on a portion of our proved producing and a portion of our total anticipated production during this time frame. As oil, natural gas and NGLs prices fluctuate, we will recognize the change in fair value of our commodity derivative contracts as a non-cash item in our Consolidated Statements of Operations.

Production Decline

We also face the challenge of oil, natural gas and NGLs production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the three months ended March 31, 2014, we completed 5 gross (2.0 net) operated wells. We also participated in the drilling of 28 gross (4.1 net) non-operated wells and 55 gross (7.9 net) non-operated wells were completed during the first three months of 2014. Our ability to add production through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals as well as voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues, and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our cash flow at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt or equity securities on favorable terms, or at all, and we may be unable to refinance our borrowings when our credit facilities expire. Additionally, in the event of significant declines in commodity prices, the borrowing base under our Reserve-Based Credit Facility may be redetermined such that it could affect our ability to make distributions.

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

In the current natural gas price environment, where the historical 12-month unweighted average of first-day-of-the-month historical price (the “12-month average price”) is less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, “Business Combinations,” (“ASC Topic 805”), upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. Furthermore, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain conditions, such as declining oil and natural gas prices, arise.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014(a)	2013(a)
Revenues:
Oil sales	$68,199	$58,516
Natural gas sales	63,543	27,524
NGLs sales	20,998	10,642
Oil, natural gas and NGLs sales	152,740	96,682
Net losses on commodity derivative contracts	(56,037)	(29,276)
Total revenues	$96,703	$67,406
Costs and expenses:
Production:
Lease operating expenses	$30,421	$24,172
Production and other taxes	15,034	9,343
Depreciation, depletion, amortization, and accretion	43,610	38,693
Selling, general and administrative expenses	5,166	4,821
Non-cash compensation	2,872	1,728
Total costs and expenses	$97,103	$78,757
Other income (expense):
Interest expense	$(16,259)	$(15,438)
Net losses on interest rate derivative contracts	$(458)	$(286)
Gain on acquisition of oil and natural gas properties	$32,114	$—
Other	$124	$52

(a)
During 2014 and 2013, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included with ours from the closing date of the acquisition forward.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Oil, natural gas and NGLs sales increased $56.1 million to $152.7 million during the three months ended March 31, 2014 as compared to the same period in 2013. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended		Percentage Increase / (Decrease)
	March 31,
	2014(a)	2013(a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$87.99	$80.67	9%
Natural Gas (Price/Mcf)	$3.96	$2.30	72%
NGLs (Price/Bbl)	$36.72	$41.38	(11)%
Average realized prices, including hedges (b):
Oil (Price/Bbl)	$84.32	$79.29	6%
Natural Gas (Price/Mcf)	$3.42	$3.52	(3)%
NGLs (Price/Bbl)	$35.87	$41.44	(13)%
Average NYMEX prices:
Oil Price (Price/Bbl)	$98.69	$94.32	5%
Natural Gas Price (Price/Mcf)	$5.10	$3.34	53%
Total production volumes:
Oil (MBbls)	775	725	7%
Natural Gas (MMcf)	16,040	11,990	34%
NGLs (MBbls)	572	257	123%
Combined (MMcfe)	24,121	17,886	35%
Average daily production volumes:
Oil (Bbls/day)	8,612	8,060	7%
Natural Gas (Mcf/day)	178,218	133,227	34%
NGLs (Bbls/day)	6,354	2,858	123%
Combined (MMcfe/day)	268	199	35%

(a)
During 2014 and 2013, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included with ours from the closing date of the acquisition forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The increase in oil, natural gas and NGLs sales during the three months ended March 31, 2014 compared to the same period in 2013 was due primarily to the increase in production from our acquisitions that were completed during 2013 and 2014. Natural gas revenues increased 131% from $27.5 million in the first three months of 2013 to $63.5 million in the first three months of 2014 as a result of a 4,050 MMcf increase in our natural gas production volumes and a $1.66 per Mcf, or 72%, increase in our average realized natural gas price, excluding hedges. NGLs revenues also increased 97% during the first three months of 2014 compared to the same period in 2013 primarily due to a 315 MBbls increase in NGLs production volumes, offset by a $4.66 per Bbl, or 11%, decrease in our average realized NGLs price, excluding hedges. Oil revenues increased 17% from $58.5 million in the first three months of 2013 to $68.2 million in the first three months of 2014 as a result of a 50 MBbls increase in our oil production volumes and a $7.32 per Bbl, or 9%, increase in our average realized oil price, excluding hedges. This increase was primarily due to a higher average NYMEX price, which increased from $94.32 per Bbl in the first three months of 2013 to $98.69 per Bbl in the first three months of 2014. Overall, our total production for the three months ended March 31, 2014 increased by 35% on an Mcfe basis compared to the same period in 2013. On an Mcfe basis, crude oil, natural gas, and NGLs accounted for 19%, 67% and 14%, respectively, of our production during the three months ended March 31, 2014 compared to crude oil, natural gas and NGLs of 24%, 67% and 9%, respectively, of our production during the same period in 2013.

Hedging and Price Risk Management Activities

During the three months ended March 31, 2014, we recognized $56.0 million in net losses on commodity derivative contracts. Cash payments on matured commodity derivative contracts of $12.0 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by arranging for the counterparty to pay us when commodity prices are below the hedged price and for us to pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include third-party transportation costs, gathering and compression fees, field personnel, and other customary charges. Lease operating expenses increased by $6.2 million to $30.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, of which $6.6 million related to increased lease operating expenses for oil and natural gas properties acquired during 2013 and 2014. The increase was partially offset by a $0.3 million decrease in maintenance and repair expenses on existing wells.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state/county and are based on the value of our reserves. Production and other taxes increased by $5.7 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to higher wellhead revenues as a result of the acquisitions completed in 2013 and 2014. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 9.8% and 9.7% for the three months ended March 31, 2014 and March 31, 2013, respectively.

Depreciation, depletion, amortization, and accretion increased by approximately $4.9 million to $43.6 million for the three months ended March 31, 2014 from approximately $38.7 million for the three months ended March 31, 2013 primarily due to a higher depletion base associated with properties acquired during 2013 and 2014.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the three months ended March 31, 2014 increased by $0.3 million to $5.2 million as compared to the three months ended March 31, 2013 primarily due to an increase in compensation related expenses resulting from additional employees hired during 2013 and first quarter of 2014. Non-cash compensation expense for the three months ended March 31, 2014 increased $1.1 million to $2.9 million as compared to the three months ended March 31, 2013 primarily related to additional restricted and phantom unit grants in 2013 and 2014.

Other Income and Expense

Interest expense increased to $16.3 million for the three months ended March 31, 2014 from $15.4 million for the three months ended March 31, 2013 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the three months ended March 31, 2014 compared to the same period in 2013.

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

As of March 31, 2014, our critical accounting policies were consistent with those discussed in our 2013 Annual Report.

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

Liquidity and Capital Resources

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and the public debt and equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties. We have in the past and expect in the future to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity or debt, depending on market conditions. As of April 30, 2014, we had $763.2 million available to be borrowed under our Reserve-Based Credit Facility.

Our borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $1.525 billion and the next scheduled redetermination is in October 2014. Absent new acquisitions of oil and natural gas properties, if commodity prices decline in the future and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

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

Cash Flow from Operations

Net cash provided by operating activities was $79.7 million during the three months ended March 31, 2014, compared to $58.2 million during the three months ended March 31, 2013. Changes in working capital increased total cash flows by $5.7 million for the three months ended March 31, 2014 and increased total cash flows by $1.5 million in the same period in 2013. Contributing to the increase in working capital during 2014 was a $25.0 million increase in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The increase in working capital was offset by a $18.5 million increase in accounts receivable related to the timing of receipts from production from the acquisitions. The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the three months ended March 31, 2014 or 2013.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, respectively, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we use a combination of fixed-price swaps, basis swaps, swaptions, put spread options, collars, three-way collars and range bonus accumulators to reduce our exposure to the volatility in oil and natural gas prices. However, unlike natural gas, we are unable to hedge certain oil price differentials which could significantly impact our cash flow from operations. See Note 4. Price and Interest Rate Risk Management Activities in the Notes to Consolidated Financial Statements and Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for details about derivative contracts in place through 2017.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $525.2 million for the three months ended March 31, 2014, compared to $43.3 million during the same period in 2013. Cash used in investing activities during the first three months of 2014 primarily included $496.7 million for the acquisition of oil and natural gas properties and $28.0 million for the drilling and development of oil and natural gas properties. Cash used in investing activities during the first three months of 2013 was primarily attributable to $28.3 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties and $14.6 million for the drilling and development of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $454.6 million for the three months ended March 31, 2014, compared to net cash used of $21.2 million for the three months ended March 31, 2013. Cash provided by financing activities included net proceeds from our public common unit and preferred unit offerings of $204.6 million and proceeds from borrowings under our long-term debt of $539.0 million. Additionally, cash used in financing activities during the three months ended March 31, 2014 included $238.0 million for the repayments of our long-term debt and $51.0 million cash paid to preferred, common and Class B unitholders in the form of distributions. Net cash used in financing activities during the three months ended March 31, 2013 included $303.5 million cash used in the repayments of our long-term debt and $38.0 million cash used in distributions to common and Class B unitholders offset by the net proceeds from our public common equity offerings of $255.9 million and proceeds from borrowings under our long-term debt of $64.5 million.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company's Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $1.5 billion and a borrowing base of $1.3 billion (the “Reserve-Based Credit Facility”). As of March 31, 2014, there were $761.0 million of outstanding borrowings and $536.2 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $2.8 million reduction in availability for letters of credit (discussed below).

On April 30, 2014, we entered into the Sixth Amendment to the Credit Agreement, which provided for, among others, (a) the increase in our maximum credit facility from $1.5 billion to $3.5 billion, (b) the increase in our borrowing base from $1.3 billion to $1.525 billion and (c) the addition of five new lenders to the credit facility.

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

As of March 31, 2014, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

The Reserve-Based Credit Facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC Topic 815, “Derivatives and Hedging,” which includes the current portion of derivative contracts; and

•
consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, accretion, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 4.0 to 1.0.

We have the ability to borrow under the Reserve-Based Credit Facility to pay distributions to unitholders as long as there has not been a default or an event of default.

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at March 31, 2014. If an event of default exists under the reserve-based credit agreement, the lenders will be able to accelerate the maturity of the reserve-based credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At March 31, 2014, we have unused irrevocable standby letters of credit of approximately $2.8 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

Senior Notes

We have $550.0 million outstanding in aggregate principal amount of 7.875% senior notes due 2020 (the “Senior Notes”). The issuers of the Senior Notes are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations. Under the indenture governing the Senior Notes (the “Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes, subject to certain customary release provisions, including: (i) upon the sale or other disposition of all or substantially all of the subsidiary's properties or assets; (ii) upon the sale or other disposition of our equity interests in the subsidiary; (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Indenture; (iv) upon legal defeasance or covenant defeasance or the discharge of the Indenture; (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities; or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor's Rating Services and Moody's Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At March 31, 2014, based on the most restrictive covenants of the Indenture, the Company's cash balance and the borrowings available under the Reserve-Based Credit Facility, $352.9 million of members' equity is available for distributions to unitholders, while the remainder is restricted.

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

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

A summary of our contractual obligations as of March 31, 2014 is provided in the following table (in thousands):

	Payments Due by Year
	2014	2015	2016	2017	2018	After 2018	Total
Management base salaries	$1,039	$1,385	$—	$—	$—	$—	$2,424
Asset retirement obligations (1)	5,901	6,686	10,407	3,881	5,098	70,018	101,991
Derivative liabilities (2)	29,680	21,543	7,052	2,360	—	—	60,635
Reserve-Based Credit Facility (3)	—	—	—	—	761,000	—	761,000
Senior Notes and related interest	54,141	43,313	43,313	43,313	43,312	607,750	835,142
Operating leases	702	932	751	766	142	—	3,293
Development commitments (4)	46,159	—	—	—	—	—	46,159
Firm transportation agreements (5)	8,813	7,910	5,529	3,978	3,398	3,404	33,032
Total	$146,435	$81,769	$67,052	$54,298	$812,950	$681,172	$1,843,676

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

(5)
Represents transportation demand charges. Please read Note 7. Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information regarding our firm transportation agreements.

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) plus the following adjustments:

•	Net interest expense;

•	Depreciation, depletion, amortization and accretion;

•	Impairment of oil and natural gas properties;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Net gains and losses on acquisitions of oil and natural gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Material transaction costs incurred on acquisitions and mergers;

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

For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, Adjusted EBITDA increased 24%, from $72.4 million to $89.9 million. The following table presents a reconciliation of consolidated net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$15,121	$(27,023)
Plus:
Interest expense	16,259	15,438
Depreciation, depletion, amortization, and accretion	43,610	38,693
Net losses on commodity derivative contracts	56,037	29,276
Cash settlements on matured commodity derivative contracts (a)(b)	(11,969)	13,749
Net losses on interest rate derivative contracts (c)	458	286
Gain on acquisition of oil and natural gas properties	(32,114)	—
Texas margin taxes	(411)	(317)
Compensation related items	2,872	1,728
Material transaction costs incurred on acquisitions	—	603
Adjusted EBITDA	$89,863	$72,433

(a) Excludes premiums paid, whether at inception or deferred, for derivative contracts that settled during the period. We consider the cost of premiums paid for derivatives as an investment related to our underlying oil and natural gas properties.	$—	$54
(b) Excludes the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. We consider the amounts paid to sellers for derivative contracts assumed with business combinations a part of the purchase price of the underlying oil and natural gas properties.	$4,882	$7,924
(c) Includes settlements paid on interest rate derivatives	$990	$947

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

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Substantially all of our natural gas hedges are at regional sales points in our operating regions, which mitigate the risk of basis differential to the Henry Hub index. Typically, management intends to hedge 75% to 85% of projected oil and natural gas production up to a four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. Currently, we are unable to hedge oil differentials in certain operating areas which exposes our cash flow to increased volatility in these areas. We have also entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. However, a liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits our ability to hedge our NGL production effectively or at all. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if they believe that they can take advantage of an unusual market condition allowing them to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

At March 31, 2014, the fair value of commodity derivative contracts was an asset of approximately $29.4 million, of which a net current liability of $17.6 million settles during the next twelve months.

The following table summarizes natural gas commodity derivative contracts in place at March 31, 2014:

	April 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed Price Swaps:
Notional Volume (MMBtu)	53,210,375	69,532,500	53,253,000	25,852,000
Fixed Price ($/MMBtu)	$4.42	$4.39	$4.48	$4.32

	April 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	1,368,125	692,000	146,400	73,000
Fixed Price ($/Bbl)	$90.83	$91.18	$89.98	$86.60
Collars:
Notional Volume (Bbls)	3,000	—	—	—
Floor Price ($/Bbl)	$100.00	$—	$—	$—
Ceiling Price ($/Bbl)	$116.20	$—	$—	$—
Three-Way Collars:
Notional Volume (Bbls)	985,350	1,105,055	549,000	—
Floor Price ($/Bbl)	$93.49	$91.76	$90.00	$—
Ceiling Price ($/Bbl)	$101.26	$100.38	$95.00	$—
Put Sold ($/Bbl)	$72.56	$72.52	$70.00	$—
Put Spread Options:
Notional Volume (Bbls)	—	255,500	—	—
Floor Price ($/Bbl)	$—	$100.00	$—	$—
Put Sold ($/Bbl)	$—	$75.00	$—	$—
Total Oil Positions:
Notional Volume (Bbls)	2,356,475	2,052,555	695,400	73,000
Floor Price ($/Bbl)	$91.95	$92.59	$89.99	$86.60

	April 1, - December 31, 2014	Year 2015
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Bbls)	53,323	—
Fixed Price ($/Bbl)	$11.03	$—
Mont Belvieu Propane
Notional Volume (Bbls)	108,611	91,250
Fixed Price ($/Bbl)	$40.50	$42.00
Mont Belvieu N. Butane
Notional Volume (Bbls)	11,358	—
Fixed Price ($/Bbl)	$65.62	$—
Mont Belvieu Isobutane
Notional Volume (Bbls)	12,114	—
Fixed Price ($/Bbl)	$70.24	$—
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	20,845	—
Fixed Price ($/Bbl)	$88.57	$—
Total NGLs Positions:
Notional Volume (Bbls)	206,251	91,250
Fixed Price ($/Bbl)	$40.87	$42.00

As of March 31, 2014, the Company sold the following put option contracts:

	April 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Notional Volume (MMBtu)	2,750,000	7,300,000	—	—
Put Sold ($/MMBtu)	$3.50	$3.50	$—	$—
Oil Positions:
Notional Volume (Bbls)	55,000	692,000	146,400	73,000
Put Sold ($/Bbl)	$75.00	$72.36	$75.00	$75.00

As of March 31, 2014, the Company had the following open range bonus accumulators contracts:

	April 1, - December 31, 2014	Year 2015
Gas Positions:
Notional Volume (MMBtu)	1,100,000	1,460,000
Bonus ($/MMBtu)	$0.20	$0.20
Range Ceiling ($/MMBtu)	$4.75	$4.75
Range Floor ($/MMBtu)	$3.25	$3.25
Oil Positions:
Notional Volume (Bbls)	687,500	—
Bonus ($/Bbl)	$4.94	$—
Range Ceiling ($/Bbl)	$103.20	$—
Range Floor ($/Bbl)	$70.50	$—

As of March 31, 2014, the Company had the following open basis swap contracts:

	April 1, - December 31, 2014	Year 2015	Year 2016
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	22,000,000	29,200,000	3,660,000
Weighted-basis differential ($/MMBtu)	$(0.20)	$(0.28)	$(0.35)
Rocky Mountain CIG and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	227,500	—	—
Weighted-basis differential ($/MMBtu)	$(0.32)	$—	$—

	April 1, - December 31, 2014	Year 2015
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	440,000	365,000
Weighted-basis differential ($/Bbl)	$(0.84)	$(0.90)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	247,500	—
Weighted-basis differential ($/Bbl)	$(1.05)	$—
Light Louisiana Sweet Crude and Brent Basis Differential
Notional Volume (Bbls)	137,500	—
Weighted-basis differential ($/Bbl)	$(3.95)	$—

Calls were sold or options provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

	April 1, - December 31, 2014	Year 2015	Year 2016
Oil Positions:
Notional Volume (Bbls)	371,250	508,445	622,200
Weighted Average Fixed Price ($/Bbl)	$102.41	$105.98	$125.00

Interest Rate Risks

At March 31, 2014, we had debt outstanding of $1.3 billion. The amount outstanding under our Reserve-Based Credit Facility at March 31, 2014 was $761.0 million and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.06 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under net gains or losses on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at March 31, 2014 (in thousands):

	April 1, - December 31, 2014	Year 2015(1)(2)	Year 2016
Weighted Average Notional Amount	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.27%	1.49%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed LIBOR rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

Counterparty Risk

At March 31, 2014, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current Standard & Poor's financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at March 31, 2014
Bank of America (A)	$—	$2,302	$(1,455)	$(684)	$163
Barclays (A)	—	2,558	(3,387)	—	(829)
BBVA Compass (BBB-)	24	—	—	—	24
BMO (A+)	—	—	(569)	(260)	(829)
CIBC (A+)	—	1,596	(1,165)	—	431
Citibank (A)	1,740	3,426	—	—	5,166
Comerica (A)	—	36	(335)	—	(299)
Credit Agricole (A)	—	—	(394)	(547)	(941)
Credit Suisse (A)	—	—	(874)	(253)	(1,127)
Deutsche Bank (A)	—	1,551	(680)	—	871
Fifth Third Bank (A-)	—	86	(938)	—	(852)
JP Morgan (A)	5,971	26,716	—	—	32,687
Morgan Stanley (A-)	—	—	(1,745)	(301)	(2,046)
Natixis (A)	547	1,436	(1,610)	—	373
RBC (AA-)	28	1,282	(2,861)	—	(1,551)
Shell (AA-)	—	—	(660)	(303)	(963)
Scotia Capital (A+)	—	4,809	(3,791)	(1,062)	(44)
Wells Fargo (AA-)	—	2,342	(8,466)	(935)	(7,059)
Total	$8,310	$48,140	$(28,930)	$(4,345)	$23,175

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $39.7 million at March 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I-Item 1A-Risk Factors in our 2013 Annual Report. There have been no other material changes to the risk factors set forth in our 2013 Annual Report, other than as set forth below.

Our limited ability to hedge our NGLs production could adversely impact our net cash provided by operating activities and results of operations.

A liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGLs hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits our ability to hedge our NGLs production effectively or at all. As a result, our net cash provided by operating activities and results of operations could be adversely impacted by fluctuations in the market prices for NGLs products.

Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Preferred Units than the holders of our common units.

The Company will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income. Although a holder of Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, the company anticipates accruing and making the guaranteed payment distributions monthly. Otherwise, the holders of Preferred Units are generally not anticipated to share in the Company’s items of income, gain, loss or deduction. Nor will the Company allocate any share of its nonrecourse liabilities to the holders of Preferred Units.

A holder of Preferred Units will be required to recognize gain or loss on a sale of units equal to the difference between the unitholder’s amount realized and tax basis in the units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the unitholder to acquire such Preferred Unit. Gain or loss recognized by a unitholder on the sale or exchange of a Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Preferred Units will not be allocated a share of the Company’s items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of the Preferred Units will be treated as “effectively connected income” (which will subject holders to U.S. net income taxation and possibly the branch profits tax) and will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of federal income tax actually due, non-U.S. holders may be required to file United States federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax exempt investors is not certain. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.

Recent listing of the lesser prairie chicken as a threatened species under the federal Endangered Species Act may serve to increase our costs or restrict or delay our drilling activities.

The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our drilling activities in those areas or during certain seasons, such as breeding and nesting seasons. On March 27, 2014, the U.S. Fish and Wildlife Service (“FWS”) announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, New Mexico, Oklahoma and Colorado, where we conduct operations, as a threatened species under the ESA. Listing of the lesser prairie chicken as threatened imposes restrictions on disturbances to critical habitat by landowners and drilling companies that would harass, harm or otherwise result in a “taking” of this species. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies (“WAFWA”), pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The listing of the lesser prairie chicken as a threatened species or, alternatively, entry into certain range-wide conservation planning agreements such as WAFWA, could result in increased costs to us from species protection measures, time delays or limitations on the drilling program’s activities, which costs, delays or limitations may be significant.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Fourth Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed March 11, 2014 (File No. 001-33756)
4.1	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit B to Exhibit 3.1).	Form 8-K, filed March 11, 2014 (File No. 001-33756)
4.2	Specimen Unit Certificate for the Series B Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit C to Exhibit 3.1).	Form 8-K, filed March 11, 2014 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Schema Document	Furnished herewith
101.CAL	XBRL Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Label Linkbase Document	Furnished herewith
101.PRE	XBRL Presentation Linkbase Document	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: May 1, 2014
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)