Form 10-Q
period 2014-09-30
Vanguard Natural Resources, LLC
filed 2014-11-04
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
☐  Yes ☒  No

Common units outstanding on October 31, 2014: 83,587,351.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”), our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$69,034	$77,236	$211,197	$205,454
Natural gas sales	67,827	30,655	201,175	94,189
NGLs sales	16,766	13,619	55,514	35,286
Net gains (losses) on commodity derivative contracts	83,311	(17,714)	(11,125)	11,606
Total revenues	236,938	103,796	456,761	346,535

Costs and expenses:
Production:
Lease operating expenses	31,011	25,339	95,726	76,021
Production and other taxes	15,130	11,097	46,693	30,404
Depreciation, depletion, amortization, and accretion	55,680	41,750	150,798	123,354
Selling, general and administrative expenses	7,140	5,730	23,042	19,179
Total costs and expenses	108,961	83,916	316,259	248,958

Income from operations	127,977	19,880	140,502	97,577

Other income (expense):
Interest expense	(16,721)	(14,832)	(49,529)	(46,233)
Net gains (losses) on interest rate derivative contracts	511	(1,729)	(1,068)	398
Net gains (losses) on acquisitions of oil and natural gas properties	2,409	(236)	34,523	5,591
Other	(77)	38	54	66
Total other expense	(13,878)	(16,759)	(16,020)	(40,178)
Net income	$114,099	$3,121	$124,482	$57,399
Distributions to Preferred unitholders	(4,949)	(1,240)	(11,507)	(1,392)
Net income attributable to Common and Class B unitholders	$109,150	$1,881	$112,975	$56,007

Net income per Common and Class B units
Basic	$1.31	$0.02	$1.39	$0.78
Diluted	$1.30	$0.02	$1.38	$0.78

Weighted average Common units outstanding
Common units – basic	83,105	77,483	80,957	70,931
Common units – diluted	83,333	77,748	81,231	71,361
Class B units – basic & diluted	420	420	420	420
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$43,956	$11,818
Trade accounts receivable, net	102,357	70,109
Derivative assets	38,967	21,314
Other current assets	4,591	2,916
Total current assets	189,871	106,157

Oil and natural gas properties, at cost	4,077,926	2,523,671
Accumulated depletion, amortization and impairment	(858,608)	(713,154)
Oil and natural gas properties evaluated, net – full cost method	3,219,318	1,810,517

Other assets
Goodwill	420,955	420,955
Derivative assets	37,287	60,474
Other assets	28,357	91,538
Total assets	$3,895,788	$2,489,641

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$10,258	$9,824
Affiliates	580	249
Accrued liabilities:
Lease operating	17,192	12,882
Development capital	32,716	10,543
Interest	22,551	11,989
Production and other taxes	28,831	16,251
Derivative liabilities	4,179	10,992
Oil and natural gas revenue payable	31,260	23,245
Distribution payable	18,662	16,499
Other	15,970	12,929
Total current liabilities	182,199	125,403
Long-term debt	1,923,078	1,007,879
Derivative liabilities	2,528	4,085
Asset retirement obligations, net of current portion	132,987	82,208
Other long-term liabilities	—	1,731
Total liabilities	2,240,792	1,221,306
Commitments and contingencies (Note 7)
Members’ equity (Note 8)
Cumulative Preferred units, 13,881,873 units issued and outstanding at September 30, 2014 and 2,535,927 at December 31, 2013	335,542	61,021
Common units, 83,559,668 units issued and outstanding at September 30, 2014 and 78,337,259 at December 31, 2013	1,311,839	1,199,699
Class B units, 420,000 issued and outstanding at September 30, 2014 and December 31, 2013	7,615	7,615
Total members’ equity	1,654,996	1,268,335
Total liabilities and members’ equity	$3,895,788	$2,489,641

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND THE YEAR ENDED DECEMBER 31, 2013
(in thousands)
(Unaudited)

	Cumulative Preferred Units	Common Units	Class B	Total Members’ Equity
Balance at January 1, 2013	$—	$789,849	$7,615	$797,464
Issuance of Common units for the acquisition of oil and natural gas properties	—	29,992	—	29,992
Issuance of Cumulative Preferred units, net of offering costs of $402	61,021	—	—	61,021
Issuance of Common units, net of offering costs of $415	—	498,360	—	498,360
Distributions to Preferred unitholders (see Note 8)	—	(2,634)	—	(2,634)
Distributions to Common and Class B unitholders (see Note 8)	—	(181,926)	—	(181,926)
Unit-based compensation	—	6,547	—	6,547
Net income	—	59,511	—	59,511
Balance at December 31, 2013	$61,021	$1,199,699	$7,615	$1,268,335
Issuance of Cumulative Preferred units, net of offering costs of $272	274,521	—	—	274,521
Issuance of Common units, net of offering costs of $60	—	147,841	—	147,841
Distributions to Preferred unitholders (see Note 8)	—	(11,507)	—	(11,507)
Distributions to Common and Class B unitholders (see Note 8)	—	(154,666)	—	(154,666)
Unit-based compensation	—	5,990	—	5,990
Net income	—	124,482	—	124,482
Balance at September 30, 2014	$335,542	$1,311,839	$7,615	$1,654,996

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
Operating activities	2014	2013
Net income	$124,482	$57,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	150,798	123,354
Amortization of deferred financing costs	2,586	2,811
Amortization of debt discount	199	184
Compensation related items	5,437	4,445
Net (gains) losses on commodity and interest rate derivative contracts	12,193	(12,004)
Cash settlements on matured commodity derivative contracts	(13,347)	20,862
Cash settlements paid on matured interest rate derivative contracts	(3,026)	(2,896)
Net gains on acquisitions of oil and natural gas properties	(34,523)	(5,591)
Changes in operating assets and liabilities:
Trade accounts receivable	(32,248)	(27,006)
Other current assets	(1,991)	(1,093)
Premiums paid on commodity derivative contracts	—	(147)
Accounts payable and oil and natural gas revenue payable	8,449	12,328
Payable to affiliates	331	131
Accrued expenses and other current liabilities	26,733	26,488
Other assets	(384)	(132)
Net cash provided by operating activities	245,689	199,133
Investing activities
Additions to property and equipment	(1,148)	(1,735)
Additions to oil and natural gas properties	(79,514)	(42,192)
Acquisitions of oil and natural gas properties	(1,303,035)	(270,097)
Deposits and prepayments of oil and natural gas properties	(4,957)	(5,262)
Proceeds from the sale of leasehold interests	1,950	—
Net cash used in investing activities	(1,386,704)	(319,286)
Financing activities
Proceeds from long-term debt	1,321,000	435,500
Repayment of long-term debt	(406,000)	(725,500)
Proceeds from Preferred unit offerings, net	274,521	60,635
Proceeds from Common unit offerings, net	147,841	477,279
Distributions to Preferred unitholders	(10,600)	(1,185)
Distributions to Common and Class B unitholders	(153,410)	(128,657)
Financing fees	(199)	(2,056)
Net cash provided by financing activities	1,173,153	116,016
Net increase (decrease) in cash and cash equivalents	32,138	(4,137)
Cash and cash equivalents, beginning of period	11,818	11,563
Cash and cash equivalents, end of period	$43,956	$7,426

Supplemental cash flow information:
Cash paid for interest	$36,143	$32,344
Non-cash investing activity:
Asset retirement obligations, net	$51,081	$9,138
Common units issued for the acquisition of oil and gas properties	$—	$29,992

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•

•	the Green River Basin in Wyoming;

•	the Piceance Basin in Colorado;

•	the Permian Basin in West Texas and New Mexico;

•	the Gulf Coast Basin in Texas, Louisiana and Mississippi;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on the NASDAQ Global Select Market (“NASDAQ”), an exchange of the NASDAQ OMX Group Inc. (Nasdaq: NDAQ), under the symbol “VNR.” Our Series A, Series B and Series C Cumulative Preferred units are also listed on the NASDAQ under the symbols “VNRAP”, “VNRBP” and “VNRCP,” respectively.

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

As of September 30, 2014, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2013 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or members’ equity.

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

Capitalized costs are limited to a ceiling based on the present value of future net revenues, computed using the 12-month unweighted average of first-day-of-the-month historical price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write-downs are included in the Consolidated Statements of Operations as an impairment charge. No ceiling test impairment was required during the nine months ended September 30, 2014 or 2013.

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

(c)	New Pronouncement Issued But Not Yet Adopted:

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

2014 Acquisitions

Pinedale Acquisition

On January 31, 2014, we completed the acquisition of natural gas and oil properties in the Pinedale and Jonah fields of Southwestern Wyoming for approximately $555.6 million in cash with an effective date of October 1, 2013. We refer to this acquisition as the “Pinedale Acquisition.” The purchase price was funded with borrowings under our Reserve-Based Credit Facility (as defined below). In accordance with ASC Topic 805, this acquisition resulted in a gain of $32.1 million, as reflected in the table below, primarily due to the increase in natural gas prices between the date the purchase and sale agreement was entered into and the closing date.

Fair value of assets and liabilities acquired	(in thousands)
Oil and natural gas properties	$600,123
Inventory	244
Asset retirement obligations	(12,404)
Imbalance liabilities	(171)
Other	(125)
Total fair value of assets and liabilities acquired	587,667
Fair value of consideration transferred	555,553
Gain on acquisition	$32,114

Piceance Acquisition

On September 30, 2014, we completed the acquisition of natural gas, oil and NGLs assets in the Piceance Basin in Colorado for approximately $502.1 million in cash. We refer to this acquisition as the “Piceance Acquisition.” The purchase price was funded with borrowings under our Reserve-Based Credit Facility and is subject to additional customary post-closing adjustments to be determined based on an effective date of July 1, 2014. In accordance with ASC Topic 805, this acquisition resulted in goodwill of $0.4 million, as reflected in the table below, which was immediately impaired and recorded as a loss in current period earnings. The loss resulted primarily from the changes in natural gas prices between the date the purchase and sale agreement was entered into and the closing date, which were used to value the reserves acquired.

Fair value of assets and liabilities acquired	(in thousands)
Oil and natural gas properties	$521,401
Asset retirement obligations	(19,452)
Imbalance and suspense liabilities	(236)
Total fair value of assets and liabilities acquired	501,713
Fair value of consideration transferred	502,140
Loss on acquisition	$(427)

Other Acquisitions

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

On August 29, 2014, we completed the acquisition of certain natural gas, oil and NGLs properties located in North Louisiana and East Texas for an adjusted purchase price of $269.9 million. We refer to this acquisition as the “Gulf Coast Acquisition.” The purchase price was funded with borrowings under our existing Reserve-Based Credit Facility and is subject to additional customary post-closing adjustments to be determined based on an effective date of June 1, 2014.

During the nine months ended September 30, 2014, we completed other smaller acquisitions of certain natural gas, oil and NGLs properties located in the Permian Basin and Powder River Basin in Wyoming for an aggregate purchase price of $17.7 million which was funded with borrowings under our existing Reserve-Based Credit Facility.

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

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three and nine months ended September 30, 2014 and 2013 to show the effect on our consolidated results of operations as if our acquisitions completed in 2014 had occurred on January 1, 2013, and as if our acquisitions completed during 2013 had occurred on January 1, 2012.

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and natural gas properties acquired during 2014 and 2013, adjusted for (i) the assumption of asset retirement obligations and accretion expense for the properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired, (iii) interest expense on additional borrowings necessary to finance the acquisitions, and (iv) common units issued in the acquisition of properties completed on June 28, 2013. The net gains and losses on acquisitions of oil and natural gas properties were excluded from the pro forma results for the three and nine months ended September 30, 2014 and 2013. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma (in thousands, except per unit data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$279,601	$197,151	$616,234	$639,492
Net income attributable to Common and Class B unitholders	$124,002	$27,965	$139,451	$127,918
Net income per Common and Class B unit:
Basic	$1.48	$0.36	$1.71	$1.78
Diluted	$1.48	$0.36	$1.70	$1.76

Post-Acquisition Operating Results

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for all of our acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Pinedale Acquisition
Revenues	$36,947	$—	$106,163	$—
Excess of revenues over direct operating expenses	$29,423	$—	$82,709	$—
Piceance Acquisition
Revenues	$283	$—	$283	$—
Excess of revenues over direct operating expenses	$227	$—	$227	$—
All other acquisitions
Revenues	$20,442	$12,849	$52,489	$23,649
Excess of revenues over direct operating expenses	$7,284	$9,283	$26,092	$16,708

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,375,000	$460,000
Senior Notes	7.875% (2)	April 1, 2020	550,000	550,000
			$1,925,000	$1,010,000
Unamortized discount on Senior Notes			(1,922)	(2,121)
Total long-term debt			$1,923,078	$1,007,879

(1)	Variable interest rate was 2.16% and 1.92% at September 30, 2014 and December 31, 2013, respectively.

(2)	Effective interest rate was 8.0%.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and an initial borrowing base of $2.0 billion (the “Reserve-Based Credit Facility”). As of September 30, 2014, there were approximately $1.4 billion of outstanding borrowings and $622.2 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $2.8 million reduction in availability for letters of credit (discussed below). The Company’s borrowing base was increased from $1.525 billion to $2.0 billion effective September 30, 2014 as a result of the Company’s request for an increase in the borrowing base in connection with its Gulf Coast and Piceance acquisitions, which were completed on August 29 and September 30, 2014, respectively.

On October 30, 2014, we entered into the Seventh Amendment to the Credit Agreement with an effective date of October 30, 2014. See Note 11. Subsequent Events for further discussion.

Interest rates under the Reserve-Based Credit Facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At September 30, 2014, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios, limit our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At September 30, 2014, we were in compliance with all of our debt covenants.

Our Reserve-Based Credit Facility allows us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Note 4. Price and Interest Rate Risk Management Activities for further discussion.

Letters of Credit

At September 30, 2014, we have unused irrevocable standby letters of credit of approximately $2.8 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At September 30, 2014, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, approximately $349.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

4. Price and Interest Rate Risk Management Activities

We have entered into derivative contracts primarily with counterparties that are also lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points. During the nine months ended September 30, 2014, our derivative transactions included fixed-price swaps, basis swap contracts, collars, three-way collars, swaptions, call options sold, put options sold and range bonus accumulators.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our Reserve-Based Credit Facility, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

As of September 30, 2014, we had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
October 1, 2014 – December 31, 2014	17,725,180	$4.42	457,700	$90.83	69,000	$40.87
January 1, 2015 – December 31, 2015	66,795,000	$4.40	692,000	$91.18	246,375	$46.34
January 1, 2016 – December 31, 2016	55,083,000	$4.47	146,400	$89.98	—	$—
January 1, 2017 – December 31, 2017	27,677,000	$4.32	73,000	$86.60	—	$—

Call Options Sold

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
October 1, 2014 – December 31, 2014	124,200	$102.41
January 1, 2015 – December 31, 2015	252,945	$119.23
January 1, 2016 – December 31, 2016	622,200	$125.00

Swaptions Sold

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
January 1, 2015 – December 31, 2015	346,000	$93.42

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
October 1, 2014 – December 31, 2014	7,360,000	$(0.20)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2015 – December 31, 2015	29,200,000	$(0.28)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2016 – December 31, 2016	18,300,000	$(0.24)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2017 – December 31, 2017	10,950,000	$(0.22)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
October 1, 2014 – December 31, 2014	147,200	$(0.84)	WTI Midland and WTI Cushing Basis Differential
October 1, 2014 – December 31, 2014	82,800	$(1.05)	West Texas Sour and WTI Cushing Basis Differential
October 1, 2014 – December 31, 2014	46,000	$(3.95)	Light Louisiana Sweet Crude and Brent Basis Differential
January 1, 2015 – December 31, 2015	365,000	$(0.90)	WTI Midland and WTI Cushing Basis Differential

Three-Way Collars

	Gas
Contract Period	MMBtu	Floor	Ceiling	Put Sold
October 1, 2014 – December 31, 2014	1,840,000	$4.11	$4.84	$3.50
January 1, 2015 – December 31, 2015	11,862,500	$4.06	$4.78	$3.48
January 1, 2016 – December 31, 2016	7,320,000	$4.00	$4.65	$3.50
January 1, 2017 – December 31, 2017	7,300,000	$4.00	$4.65	$3.50

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
October 1, 2014 – December 31, 2014	326,600	$93.52	$101.29	$72.54
January 1, 2015 – December 31, 2015	1,984,055	$91.84	$99.45	$74.41
January 1, 2016 – December 31, 2016	1,061,400	$90.00	$96.18	$73.62

Put Options Sold

	Gas		Oil
Contract Period	MMBtu	Put Sold ($/MMBtu)	Bbls	Put Sold ($/Bbl)
October 1, 2014 – December 31, 2014	920,000	$3.50	18,400	$75.00
January 1, 2015 – December 31, 2015	9,125,000	$3.50	692,000	$72.36
January 1, 2016 – December 31, 2016	1,830,000	$3.50	146,400	$75.00
January 1, 2017 – December 31, 2017	1,825,000	$3.50	73,000	$75.00

Range Bonus Accumulators

	Gas
Contract Period	MMBtu	Bonus	Range Ceiling	Range Floor
October 1, 2014 – December 31, 2014	368,000	$0.20	$4.75	$3.25
January 1, 2015 – December 31, 2015	1,460,000	$0.20	$4.75	$3.25

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
October 1, 2014 – December 31, 2014	230,000	$4.94	$103.20	$70.50

Interest Rate Swaps

As of September 30, 2014, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed LIBOR Rates
October 1, 2014 to December 10, 2016	$20,000	2.17%
October 1, 2014 to October 31, 2016	$40,000	1.65%
October 1, 2014 to August 5, 2015 (1)	$30,000	2.25%
October 1, 2014 to August 6, 2016	$25,000	1.80%
October 1, 2014 to October 31, 2016	$20,000	1.78%
October 1, 2014 to September 23, 2016	$75,000	1.15%
October 1, 2014 to March 7, 2016	$75,000	1.08%
October 1, 2014 to September 7, 2016	$25,000	1.25%
October 1, 2014 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract to August 5, 2018 at 2.25%.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

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

	September 30, 2014
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$98,336	$(22,134)	$76,202
Interest rate derivative contracts	52	—	52
Total derivative instruments	$98,388	$(22,134)	$76,254

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(23,976)	$22,134	$(1,842)
Interest rate derivative contracts	(4,865)	—	(4,865)
Total derivative instruments	$(28,841)	$22,134	$(6,707)

	December 31, 2013
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$107,307	$(25,617)	$81,690
Interest rate derivative contracts	98	—	98
Total derivative instruments	$107,405	$(25,617)	$81,788

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(33,825)	$25,617	$(8,208)
Interest rate derivative contracts	(6,869)	—	(6,869)
Total derivative instruments	$(40,694)	$25,617	$(15,077)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (see Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $98.4 million at September 30, 2014. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of September 30, 2014. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(in thousands)
Derivative asset at beginning of period, net	$66,711	$82,568
Fair value of derivatives acquired	(1,344)	—
Net gains (losses) on commodity and interest rate derivative contracts	(12,193)	11,160
Settlements
Cash settlements paid (received) on matured commodity derivative contracts	13,347	(30,905)
Cash settlements paid on matured interest rate derivative contracts	3,026	3,888
Derivative asset at end of period, net	$69,547	$66,711

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of September 30, 2014, the fair value of our Senior Notes was estimated to be $572.0 million. We consider the inputs to the valuation of our Senior Notes to be Level 1 as fair value was estimated based on prices quoted from a third-party financial institution.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2014
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$75,022	$1,180	$76,202
Interest rate derivative contracts	—	52	—	52
Total derivative instruments	$—	$75,074	$1,180	$76,254
Liabilities:
Commodity price derivative contracts	$—	$(1,842)	$—	$(1,842)
Interest rate derivative contracts	—	(4,865)	—	(4,865)
Total derivative instruments	$—	$(6,707)	$—	$(6,707)

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$81,124	$566	$81,690
Interest rate derivative contracts	—	98	—	98
Total derivative instruments	$—	$81,222	$566	$81,788
Liabilities:
Commodity price derivative contracts	$—	$(8,208)	$—	$(8,208)
Interest rate derivative contracts	—	(6,869)	—	(6,869)
Total derivative instruments	$—	$(15,077)	$—	$(15,077)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 (unobservable inputs) in the fair value hierarchy:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Unobservable inputs, beginning of period	$566	$(498)
Total gains (losses)	798	(1,122)
Settlements	(184)	784
Unobservable inputs, end of period	$1,180	$(836)

Change in fair value included in earnings related to derivatives still held as of September 30, 2014 and 2013	$1,132	$(12)

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

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the nine months ended September 30, 2014 and year ended December 31, 2013, in connection with new wells drilled and wells acquired during the period, we incurred and recorded asset retirement obligations totaling $52.1 million and $11.7 million, respectively, at fair value. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging from 5.1% to 5.6%; and (4) the average inflation factor (2.4%). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of September 30, 2014 and December 31, 2013 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the nine months ended September 30, 2014 and year ended December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Asset retirement obligations, beginning of period	$87,967	$63,114
Liabilities added during the current period	52,141	11,738
Accretion expense	4,107	2,789
Retirements	(443)	(628)
Disposition of properties	(1,060)	—
Change in estimate	—	10,954
Asset retirement obligation, end of period	142,712	87,967
Less: current obligations	(9,725)	(5,759)
Long-term asset retirement obligation, end of period	$132,987	$82,208

7. Commitments and Contingencies

Transportation Demand Charges

As of September 30, 2014, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to six years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of September 30, 2014. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

September 30, 2014
(in thousands)
October 1, 2014 - December 31, 2014	$4,814
2015	17,461
2016	13,987
2017	11,840
2018	11,261
Thereafter	10,611
Total	$69,974

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

8.  Members’ Equity and Net Income per Common and Class B Unit

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred units outstanding at September 30, 2014 and December 31, 2013:

				September 30, 2014		December 31, 2013
	Earliest Redemption Date	Liquidation Preference Per Share	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,535,927	$61,021
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	—	$—
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$104,077	—	$—
Total Cumulative Preferred Units				13,881,873	$335,542	2,535,927	$61,021

The Cumulative Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units, at our option, in connection with a change of control. The Cumulative Preferred Units can be redeemed, in whole or in part, out of amounts legally available therefore, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. We may also redeem the Cumulative Preferred Units in the event of a change of control. Holders of the Cumulative Preferred Units will have no voting rights except for limited voting rights if we fail to pay dividends for eighteen or more monthly periods (whether or not consecutive) and in certain other limited circumstances or as required by law. The Cumulative Preferred Units have a liquidation preference which is equal to the redemption price described above.

See Note 10. Shelf Registration Statement for a discussion of the changes in our Cumulative Preferred units during nine months ended September 30, 2014.

Common and Class B Units

The common units represent limited liability company interests. Holders of Class B units have substantially the same rights and obligations as the holders of common units.

The following is a summary of the changes in our common units issued during the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Beginning of period	78,337	58,706
Issuance of Common units for the acquisition of oil and natural gas properties	—	1,075
Issuance of Common units	4,864	18,377
Unit-based compensation	359	179
End of period	83,560	78,337

There was no change in issued and outstanding Class B units during the nine months ended September 30, 2014 or the year ended December 31, 2013.

Net Income per Common and Class B Unit

Basic net income per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income attributable to common and Class B unitholders by the weighted average number of units outstanding during the period. Diluted net income per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income per unit. The Cumulative Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income per unit.

The net income attributable to common and Class B unitholders and the weighted average units for calculating basic and diluted net income per common and Class B unit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Net income attributable to common and Class B unitholders	$109,150	$1,881	$112,975	$56,007
Weighted average number of common and Class B units outstanding - basic	83,525	77,903	81,377	71,351
Effect of dilutive securities:
Phantom units	228	265	274	430
Weighted average number of common and Class B units outstanding - diluted	83,753	78,168	81,651	71,781
Net income per common and Class B unit
Basic	$1.31	$0.02	$1.39	$0.78
Diluted	$1.30	$0.02	$1.38	$0.78

In accordance with ASC Topic 260, dual presentation of basic and diluted net income per common and Class B unit has been presented in the Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013 including each class of units issued and outstanding during the respective periods: common units and Class B units.

Distributions Declared

The Cumulative Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. Distributions on the Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors. We will pay cumulative distributions in cash on the Preferred Units on a monthly basis at a monthly rate of 7.875% per annum of the liquidation preference of $25.00 per Series A Cumulative Preferred Unit, a monthly rate of 7.625% per annum of the liquidation preference of $25.00 per Series B Cumulative Preferred Unit and a monthly rate of 7.75% per annum of the liquidation preference of $25.00 per Series C Cumulative Preferred Unit.

The following table shows the distribution amount, declared date, record date and payment date of the cash distributions we paid on each of our common and Class B units for each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors.

On October 20, 2014, our board of directors declared a cash distribution on the Cumulative Preferred Units and common and Class B units attributable to the month of September 2014. See Note 11. Subsequent Events for further discussion.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2014
Third Quarter
August	$0.21	September 19, 2014	October 1, 2014	October 15, 2014
July	$0.21	August 19, 2014	September 2, 2014	September 12, 2014
Second Quarter
June	$0.21	July 16, 2014	August 1, 2014	August 14, 2014
May	$0.21	June 24, 2014	July 1, 2014	July 15, 2014
April	$0.21	May 20, 2014	June 2, 2014	June 13, 2014
First Quarter
March	$0.21	April 17, 2014	May 1, 2014	May 15, 2014
February	$0.21	March 17, 2014	April 1, 2014	April 14, 2014
January	$0.2075	February 20, 2014	March 3, 2014	March 17, 2014
2013
Fourth Quarter
December	$0.2075	January 16, 2014	February 3, 2014	February 14, 2014
November	$0.2075	December 17, 2013	January 2, 2014	January 15, 2014
October	$0.2075	November 19, 2013	December 2, 2013	December 13, 2013
Third Quarter
September	$0.2075	October 21, 2013	November 1, 2013	November 14, 2013
August	$0.2075	September 12, 2013	October 1, 2013	October 15, 2013
July	$0.2075	August 20, 2013	September 3, 2013	September 13, 2013
Second Quarter
June	$0.2050	July 18, 2013	August 1, 2013	August 14, 2013
May	$0.2050	June 20, 2013	July 1, 2013	July 15, 2013
April	$0.2050	April 30, 2013	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	April 19, 2013	May 1, 2013	May 15, 2013
February	$0.2025	March 21, 2013	April 1, 2013	April 12, 2013
January	$0.2025	February 18, 2013	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	January 25, 2013	February 4, 2013	February 14, 2013

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

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. As of September 30, 2014, an accrued liability was recognized and compensation expense of $0.9 million was recorded for the nine months ended September 30, 2014, related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

Restricted and Phantom Units

Under the Amended Agreements, the executives are also eligible to receive annual equity-based compensation awards, consisting of restricted units and/or phantom units granted under the Vanguard Natural Resources, LLC Long-Term Incentive Plan (“VNR LTIP”).

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

During the nine months ended September 30, 2014, our three independent board members were granted a total of 13,137 restricted units which will vest one year from the date of grant. In addition, VNR employees were granted a total of 66,150 restricted units under the VNR LTIP which will vest three years from the date of grant.

As of September 30, 2014, an accrued liability of $0.7 million has been recorded related to phantom units granted to executive officers, board members and employees and non-cash unit-based compensation expense of $0.2 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations for each of the three months ended September 30, 2014 and 2013, and $1.3 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Non-Vested Restricted Unit Grants

Historically, we have granted restricted common units to employees and board members as partial consideration for services to be performed and have accounted for these grants under ASC Topic 718, “Compensation-Stock Compensation.” The fair value of restricted units issued is determined based on the fair market value of common units on the date of the grant.  This value is amortized over the vesting period as referenced above.  A summary of the status of the non-vested units as of September 30, 2014 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2013	248,611	$28.57
Granted	261,664	$29.65
Forfeited	(5,659)	$29.34
Vested	(79,291)	$28.82
Non-vested restricted units at September 30, 2014	425,325	$29.18

At September 30, 2014, there was approximately $9.2 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.6 years.

Our Consolidated Statements of Operations reflect non-cash compensation of $1.4 million and $0.9 million in the selling, general and administrative expenses line item for the three months ended September 30, 2014 and 2013, respectively, and $6.4 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively.

10.  Shelf Registration Statement

We have registered an indeterminate amount of Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units common units, debt securities and guarantees of debt securities under our currently effective shelf registration statement filed with the SEC, as amended (the “Shelf Registration Statement”). In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the Shelf Registration Statement.

Net proceeds, terms and pricing of each offering of securities issued under the Shelf Registration Statement are determined at the time of such offerings. The Shelf Registration Statement does not provide assurance that we will or could sell any such securities. Our ability to utilize the Shelf Registration Statement for the purpose of issuing, from time to time, any combination of debt securities, common units or Cumulative Preferred Units will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.
We have entered into an equity distribution agreement with respect to the issuance and sale of our Series A Cumulative Preferred Units and common units. Pursuant to the terms of the equity distribution agreement, we may sell from time to time through our sales agents, (i) our common units representing limited liability company interests having an aggregate offering price of up to $500.0 million, and (ii) our Series A Cumulative Preferred Units having an aggregate offering price of up to $250.0 million. The common units and Series A Cumulative Preferred Units to be sold under the equity distribution agreement are registered under our existing Shelf Registration Statement. During the nine months ended 2014, total net proceeds received under the equity distribution agreement were approximately $147.9 million, after commissions and fees, from the sales of 4,863,690 common units and $1.2 million, after commissions and fees, from the sales of 45,946 Series A Cumulative Preferred Units.

Preferred Unit Equity Offerings

On March 11, 2014, we completed a public offering of 7,000,000 7.625% Series B Cumulative Preferred Units at a price of $25.00 per unit. Offers were made pursuant to a prospectus supplement to the Shelf Registration Statement. We received proceeds of approximately $169.3 million from this offering, after deducting discounts of $5.5 million and offering costs of $0.2 million. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

On September 15, 2014, we completed a public offering of 4,000,000 7.75% Series C Cumulative Preferred Units at a price of $25.00 per unit. Offers were made pursuant to a prospectus supplement to the Shelf Registration Statement. We received proceeds of approximately $96.9 million from this offering, after deducting discounts of $3.2 million. On September 23, 2014, we received additional proceeds of approximately $7.3 million from the sale of an additional 300,000 Series C Cumulative Preferred Units that were purchased pursuant to the underwriters’ over-allotment option. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

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

11.  Subsequent Events

Common Unit Buyback Program

On October 15, 2014, our Board of Directors authorized a $10.0 million dollar common unit buyback program. The program was approved for an initial three month period which authorizes us to make open market purchases pursuant to the Securities and Exchange Commission guidelines of Rule 10B-18. We intend to hold the common units to fund our long-term incentive plan as directed by the Compensation Committee.

Distributions

On October 20, 2014, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of September 2014 of $0.21 per common and Class B unit ($2.52 on an annualized basis) expected to be paid on November 14, 2014 to Vanguard unitholders of record on November 3, 2014.

Also on October 20, 2014, our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per Series A Cumulative Preferred Unit, $0.15885 per Series B Cumulative Preferred Unit and $0.32292 per Series C Cumulative Preferred Unit to be paid on November 14, 2014 to Vanguard preferred unitholders of record on November 3, 2014. This marks the initial distribution payment of our Series C Cumulative Preferred Units for the period September 15, 2014 through November 14, 2014. Future monthly cash distributions for our Series C Cumulative Preferred Units will be $0.16146 per unit.

Seventh Amendment to the Credit Agreement

On October 30, 2014, we entered into the Seventh Amendment to the Credit Agreement, which provided for, among others, (a) the increase in the maximum amount of debt under capital leases from $2.0 million to $35.0 million and (b) the increase in the aggregate amount of restricted payments that can be used to repurchase the Company’s units over the term of the Credit Agreement from $10.0 million to $50.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its Consolidated Subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the nine months ended September 30, 2014 and 2013. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”) and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increasing our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Green River Basin in Wyoming;

•	the Piceance Basin in Colorado;

•	the Permian Basin in West Texas and New Mexico;

•	the Gulf Coast Basin in Texas, Louisiana and Mississippi;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

As of September 30, 2014, based on internal reserve estimates, our total estimated proved reserves were 2,315 Bcfe, of which approximately 14% were oil reserves, 69% were natural gas reserves and 17% were NGLs reserves.  Of these total estimated proved reserves, approximately 68%, or 1,578 Bcfe, were classified as proved developed. Also, at September 30, 2014, we owned working interests in 10,657 gross (3,703 net) productive wells. Our operated wells accounted for approximately 51% of our total estimated proved reserves at September 30, 2014. Our average net daily production for the nine months ended September 30, 2014 and the year ended December 31, 2013 was 302 MMcfe/day and 213 MMcfe/day, respectively. We have interests in approximately 871,182 gross undeveloped acres surrounding our existing wells. As of September 30, 2014, based on internal reserve estimates, approximately 32%, or 737 Bcfe, of our estimated proved reserves were attributable to our interests in undeveloped acreage.

Recent Developments

Acquisition

On August 29, 2014, we completed the acquisition of certain natural gas, oil and NGLs properties located in North Louisiana and East Texas for an adjusted purchase price of $269.9 million. We refer to this acquisition as the “Gulf Coast Acquisition.” We refer to this acquisition as the “Gulf Coast Acquisition.” The purchase price was funded with borrowings under our existing Reserve-Based Credit Facility (as defined in Note 3. Long-Term Debt) and is subject to additional customary post-closing adjustments to be determined based on an effective date of June 1, 2014.

On September 30, 2014, we completed the acquisition of natural gas, oil and NGLs assets in the Piceance Basin in Colorado for approximately $502.1 million in cash. We refer to this acquisition as the “Piceance Acquisition.” The purchase price was funded with borrowings under our existing Reserve-Based Credit Facility and is subject to additional customary post-closing adjustments to be determined based on an effective date of July 1, 2014.

Equity Offering

On September 15, 2014, we completed a public offering of 4,000,000 7.75% Series C Cumulative Preferred Units at a price of $25.00 per unit. Offers were made pursuant to a prospectus supplement to the Shelf Registration Statement. We received proceeds of approximately $96.9 million from this offering, after deducting discounts of $3.2 million. On September 23, 2014, we received additional proceeds of approximately $7.3 million from the sale of an additional 300,000 Series C Cumulative Preferred Units that were purchased pursuant to the underwriters’ over-allotment option. We used the net proceeds from this offering to repay indebtedness outstanding under our Reserve-Based Credit Facility.

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

Production Decline

We also face the challenge of oil, natural gas and NGLs production declines. As a given well’s initial reservoir pressures are depleted, oil, natural gas and NGLs production decreases, thus reducing our total reserves. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will maintain our focus on controlling costs to add reserves through drilling and acquisitions, as well as controlling the corresponding costs necessary to produce such reserves. During the nine months ended September 30, 2014, we drilled 5 gross (2.8 net) operated wells and completed 9 gross (3.8 net) operated wells. We also participated in the drilling of 177 gross (39.8 net) non-operated wells and 154 gross (38.2 net) non-operated wells were completed during the first nine months of 2014. Our ability to add production through drilling is dependent on our capital resources and can be limited by many factors, including the ability to timely obtain drilling permits and regulatory approvals as well as voluntary reductions in capital spending in a low commodity price environment. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact the rate of our production, which may have an adverse effect on our revenues, and as a result, cash available for distribution. In accordance with our business plan, we intend to invest the capital necessary to maintain our cash flow at existing levels over the long-term provided that it is economical to do so based on the commodity price environment. However, we cannot be certain that we will be able to issue our debt or equity securities on favorable terms, or at all, and we may be unable to refinance our borrowings when our credit facilities expire. Additionally, in the event of significant declines in commodity prices, the borrowing base under our Reserve-Based Credit Facility may be redetermined such that it could affect our ability to make distributions.

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

In a natural gas price environment, where the historical 12-month unweighted average of first-day-of-the-month historical price (the “12-month average price”) is less than the expected natural gas prices in future years, it is highly likely that an impairment would be recorded in the quarter in which we complete a natural gas asset acquisition. In accordance with the guidance contained within ASC Topic 805, “Business Combinations,” upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write-down capitalized costs to the ceiling. Furthermore, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain conditions, such as declining oil and natural gas prices, arise.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, (a)		September 30, (a)
	2014	2013	2014	2013
Revenues:
Oil sales	$69,034	$77,236	$211,197	$205,454
Natural gas sales	67,827	30,655	201,175	94,189
NGLs sales	16,766	13,619	55,514	35,286
Oil, natural gas and NGLs sales	153,627	121,510	467,886	334,929
Net gains (losses) on commodity derivative contracts	83,311	(17,714)	(11,125)	11,606
Total revenues	$236,938	$103,796	$456,761	$346,535
Costs and expenses:
Production:
Lease operating expenses	$31,011	$25,339	$95,726	$76,021
Production and other taxes	15,130	11,097	46,693	30,404
Depreciation, depletion, amortization, and accretion	55,680	41,750	150,798	123,354
Non-cash compensation	1,438	942	6,440	4,445
Other selling, general and administrative expenses	5,702	4,788	16,602	14,734
Total costs and expenses	$108,961	$83,916	$316,259	$248,958
Other income (expense):
Interest expense	$(16,721)	$(14,832)	$(49,529)	$(46,233)
Net gains (losses) on interest rate derivative contracts	$511	$(1,729)	$(1,068)	$398
Net gains (losses) on acquisitions of oil and natural gas properties	$2,409	$(236)	$34,523	$5,591
Other	$(77)	$38	$54	$66

(a)	During 2014 and 2013, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Oil, natural gas and NGLs sales increased $32.1 million to $153.6 million during the three months ended September 30, 2014 as compared to the same period in 2013. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended		Percentage Increase / (Decrease)
	September 30, (a)
	2014	2013
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$84.96	$97.38	(13)%
Natural Gas (Price/Mcf)	$3.24	$2.47	31%
NGLs (Price/Bbl)	$26.66	$35.51	(25)%
Average realized prices, including hedges(b):
Oil (Price/Bbl)	$84.36	$84.37	—%
Natural Gas (Price/Mcf)	$3.55	$3.48	2%
NGLs (Price/Bbl)	$26.70	$35.56	(25)%
Average NYMEX prices:
Oil Price (Price/Bbl)	$97.13	$105.82	(8)%
Natural Gas Price (Price/Mcf)	$4.07	$3.57	14%
Total production volumes:
Oil (MBbls)	813	793	3%
Natural Gas (MMcf)	20,962	12,398	69%
NGLs (MBbls)	629	383	64%
Combined (MMcfe)	29,610	19,458	52%
Average daily production volumes:
Oil (Bbls/day)	8,832	8,621	3%
Natural Gas (MMcf/day)	228	135	69%
NGLs (Bbls/day)	6,835	4,168	64%
Combined (MMcfe/day)	322	211	52%

(a)	During 2014 and 2013, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The increase in oil, natural gas and NGLs sales during the three months ended September 30, 2014 compared to the same period in 2013 was due primarily to the increase in production from our acquisitions that were completed during 2014 and 2013. Natural gas revenues increased by 121% from $30.7 million in the third quarter of 2013 to $67.8 million in the third quarter of 2014 as a result of a 8,564 MMcf increase in our natural gas production volumes. In addition, we had a 31% increase in our average realized natural gas price, excluding hedges, from $2.47 per Mcf during the three months ended September 30, 2013 to $3.24 per Mcf in the same period of 2014. NGLs revenues also increased 23% during the third quarter of 2014 compared to the same period in 2013 due to a 246 MBbls increase in NGLs production volumes, offset by a $8.85 per Bbl decrease in our average realized NGLs price, excluding hedges. Oil revenues decreased by 11% from $77.2 million in the third quarter of 2013 to $69.0 million in the third quarter of 2014, as a result of a lower average realized oil price, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $105.82 per Bbl in the third quarter of 2013 to $97.13 per Bbl in the third quarter of 2014. Overall, our total production for the three months ended September 30, 2014 increased by 52% on an Mcfe basis compared to the same period in 2013. On an Mcfe basis, crude oil, natural gas and NGLs accounted for 16%, 71% and 13%, respectively, of our production during the three months ended September 30, 2014 compared to crude oil, natural gas and NGLs of 24%, 64% and 12%, respectively, of our production during the same period in 2013.

Hedging and Price Risk Management Activities

During the three months ended September 30, 2014, we recognized a $83.3 million net gain on commodity derivative contracts. Cash receipts on matured commodity derivative contracts of $6.0 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses increased by $5.7 million to $31.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, of which $4.6 million related to increased lease operating expenses for oil and natural gas properties acquired during 2014 and $1.1 million related to increased maintenance and repair expenses on existing and newly drilled wells.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes increased by $4.0 million for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to higher wellhead revenues as a result of the acquisitions completed during 2013 and 2014. As a percentage of wellhead revenues, production, severance and ad valorem taxes increased from 9.1% for the three months ended September 30, 2013 to 9.8% for the three months ended September 30, 2014. The percentage was higher during the three months ended September 30, 2014 primarily due to higher tax rates on properties acquired during 2014 in the state of Wyoming.

Depreciation, depletion, amortization, and accretion increased by approximately $13.9 million to $55.7 million for the three months ended September 30, 2014 from approximately $41.8 million for the three months ended September 30, 2013, primarily due to a higher depletion base associated with properties acquired during 2013 and 2014.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses increased $0.9 million to $5.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to an increase in compensation related expenses for additional personnel attributable to our acquisitions. Non-cash compensation expense for the three months ended September 30, 2014 increased $0.5 million to $1.4 million as compared to the three months ended September 30, 2013, primarily as a result of the vesting of prior period units granted as well as additional restricted units granted to officers in 2014.

Other Income and Expense

Interest expense increased to $16.7 million for the three months ended September 30, 2014 from $14.8 million for the three months ended September 30, 2013 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the three months ended September 30, 2014 compared to the same period in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Oil, natural gas and NGLs sales increased $133.0 million to $467.9 million during the nine months ended September 30, 2014 as compared to the same period in 2013. The key oil, natural gas and NGLs revenue measurements were as follows:

	Nine Months Ended		Percentage Increase / (Decrease)
	September 30,
	2014(a)	2013(a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$88.23	$88.70	(1)%
Natural Gas (Price/Mcf)	$3.55	$2.51	41%
NGLs (Price/Bbl)	$29.26	$36.51	(20)%
Average realized prices, including hedges (b):
Oil (Price/Bbl)	$84.36	$83.45	1%
Natural Gas (Price/Mcf)	$3.49	$3.38	3%
NGLs (Price/Bbl)	$28.98	$36.68	(21)%
Average NYMEX prices:
Oil Price (Price/Bbl)	$99.62	$98.22	1%
Natural Gas Price (Price/Mcf)	$4.57	$3.68	24%
Total production volumes:
Oil (MBbls)	2,394	2,316	3%
Natural Gas (MMcf)	56,651	37,565	51%
NGLs (MBbls)	1,897	966	96%
Combined (MMcfe)	82,396	57,260	44%
Average daily production volumes:
Oil (Bbls/day)	8,769	8,484	3%
Natural Gas (MMcf/day)	208	138	51%
NGLs (Bbls/day)	6,949	3,540	96%
Combined (MMcfe/day)	302	210	44%

(a)	During 2014 and 2013, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The increase in oil, natural gas and NGLs sales during the nine months ended September 30, 2014 compared to the same period in 2013 was due primarily to the increase in production from our acquisitions that were completed during 2013 and 2014. Natural gas revenues increased 114% from $94.2 million in the first nine months of 2013 to $201.2 million in the first nine months of 2014 as a result of a 19,086 MMcf increase in our natural gas production volumes and a $1.04 per Mcf, or 41%, increase in our average realized natural gas price, excluding hedges. NGLs revenues also increased 57% during the first nine months of 2014 compared to the same period in 2013 due to a 931 MBbls increase in NGLs production volumes, offset by a $7.25 per Bbl, or 20%, decrease in our average realized NGLs price, excluding hedges. Oil revenues increased 3%, from $205.5 million in the first nine months of 2013 to $211.2 million in the first nine months of 2014, as a result of a 78 MBbls increase in our oil production volumes. Overall, our total production for the nine months ended September 30, 2014 increased by 44% on an Mcfe basis compared to the same period in 2013. On an Mcfe basis, crude oil, natural gas, and NGLs accounted for 17%, 69% and 14%, respectively, of our production during the nine months ended September 30, 2014 compared to crude oil, natural gas and NGLs of 24%, 66% and 10%, respectively, of our production during the same period in 2013.

Hedging and Price Risk Management Activities

During the nine months ended September 30, 2014, we recognized $11.1 million in net losses on commodity derivative contracts. Cash payments on matured commodity derivative contracts of $13.3 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by arranging for the counterparty to pay us when commodity prices are below the hedged price and for us to pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses increased by $19.7 million to $95.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, of which $17.1 million related to increased lease operating expenses for oil and natural gas properties acquired during 2013 and 2014 and $2.6 million related to increased maintenance and repair expenses on existing and newly drilled wells.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes increased by $16.3 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to higher wellhead revenues as a result of the acquisitions completed in 2013 and 2014. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 10.0% and 9.1% for the nine months ended September 30, 2014 and 2013, respectively. The percentage was higher during the nine months ended September 30, 2014 primarily due to higher tax rates on properties acquired during 2014 in the state of Wyoming and a lower tax rate in 2013 primarily due to an accrued refund from the state of Texas for overpaid severance taxes on oil and natural gas properties in Texas pertaining to marketing cost reductions and tax reimbursements.

Depreciation, depletion, amortization, and accretion increased by approximately $27.4 million to $150.8 million for the nine months ended September 30, 2014 from approximately $123.4 million for the nine months ended September 30, 2013 primarily due to a higher depletion base associated with properties acquired during 2013 and 2014.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses increased $1.9 million to $16.6 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in compensation related expenses resulting from additional employees hired during 2013 and 2014. Non-cash compensation expense for the nine months ended September 30, 2014 increased $2.0 million to $6.4 million as compared to the to the same period in 2013, primarily related to additional restricted and phantom unit grants in 2013 and 2014.

Other Income and Expense

Interest expense increased to $49.5 million for the nine months ended September 30, 2014 from $46.2 million for the nine months ended September 30, 2013 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the nine months ended September 30, 2014 compared to the same period in 2013.

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the acquisitions completed during 2014 compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in a gain of $35.0 million and goodwill of $0.4 million, which was immediately impaired and recorded as a loss, resulting in a net gain of $34.5 million for the nine months ended September 30, 2014. The comparable measurement for the acquisitions completed during 2013 resulted in goodwill of $1.7 million, which was immediately impaired and recorded as a loss, and a gain of $7.3 million, resulting in a net gain of $5.6 million for the nine months ended September 30, 2013. The net gains and losses resulted from the increases and decreases in oil and natural gas prices used to value the reserves between the commitment and close dates and have been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

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

As of September 30, 2014, our critical accounting policies were consistent with those discussed in our 2013 Annual Report.

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

Liquidity and Capital Resources

Overview

We have utilized private equity, proceeds from bank borrowings, cash flow from operations and the public debt and equity markets for capital resources and liquidity. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties. We have in the past and expect in the future to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity or debt, depending on market conditions. As of October 31, 2014, we had $637.1 million available to be borrowed under our Reserve-Based Credit Facility.

Our borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $2.0 billion and the next scheduled redetermination is in April 2015. Absent new acquisitions of oil and natural gas properties, if commodity prices decline in the future and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

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

Cash Flow from Operations

Net cash provided by operating activities was $245.7 million during the nine months ended September 30, 2014, compared to $199.1 million during the nine months ended September 30, 2013. Changes in working capital increased total cash flows by $0.9 million and $10.6 million for the nine months ended September 30, 2014 and 2013. Contributing to the increase in working capital during 2014 was a $35.2 million increase in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The increase in working capital was offset by a $32.2 million increase in accounts receivable related to the timing of receipts from production from the acquisitions. The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the nine months ended September 30, 2014 or 2013.

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

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $1.4 billion for the nine months ended September 30, 2014, compared to $319.3 million during the same period in 2013. Cash used in investing activities during the first nine months of 2014 primarily included $1.3 billion for the acquisition of oil and natural gas properties, $79.5 million for the drilling and development of oil and natural gas properties and $5.0 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, offset by $2.0 million in proceeds from the sale of certain leasehold interests in the Williston Basin. Net cash used in investing activities during the first nine months of 2013 was primarily attributable to $270.1 million for the acquisition of oil and natural gas properties, $42.2 million for the drilling and development of oil and natural gas properties, $1.7 million for additions to property and equipment and $5.3 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $1.2 billion for the nine months ended September 30, 2014, compared to $116.0 million during the same period in 2013. Cash provided by financing activities included net proceeds from our public common unit and preferred unit offerings of $422.4 million and proceeds from borrowings under our long-term debt of $1.3 billion. Additionally, cash used in financing activities during the nine months ended September 30, 2014 included $406.0 million for the repayments of our long-term debt and $164.0 million cash paid to preferred, common and Class B unitholders in the form of distributions. Net cash provided by financing activities during the nine months ended September 30, 2013 included net proceeds from our public common unit and preferred unit offerings of $537.9 million and proceeds from borrowings under our long-term debt of $435.5 million, offset by $725.5 million cash used in the repayments of our long-term debt, $129.8 million cash used in distributions to preferred, common and Class B unitholders and $2.1 million paid for financing costs.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $2.0 billion (the “Reserve-Based Credit Facility”). As of September 30, 2014, there were approximately $1.4 billion of outstanding borrowings and $622.2 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $2.8 million reduction in availability for letters of credit (discussed below). The Company’s borrowing base was increased from $1.525 billion to $2.0 billion effective September 30, 2014 as a result of the Company’s request for an increase in the borrowing base in connection with its Gulf Coast and Piceance acquisitions, which were completed on August 29 and September 30, 2014, respectively.

On October 30, 2014, we entered into the Seventh Amendment to the Credit Agreement, which provided for, among others, (a) the increase in the maximum amount of debt under capital leases from $2.0 million to $35.0 million and (b) the increase in the aggregate amount of restricted payments that can be used to repurchase the Company’s units over the term of the Credit Agreement from $10.0 million to $50.0 million.

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

As of September 30, 2014, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at September 30, 2014. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the Reserve-Based Credit Facility and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At September 30, 2014, we have unused irrevocable standby letters of credit of approximately $2.8 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At September 30, 2014, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, approximately $349.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

A summary of our contractual obligations as of September 30, 2014 is provided in the following table (in thousands):

	Payments Due by Year
	October 1, 2014 - December 31, 2014	2015	2016	2017	2018	After 2018	Total
Management base salaries	$346	$1,385	$—	$—	$—	$—	$1,731
Asset retirement obligations (1)	6,712	7,095	10,638	4,388	5,631	108,248	142,712
Derivative liabilities (2)	2,917	13,458	8,351	4,115	—	—	28,841
Reserve-Based Credit Facility (3)	—	—	—	—	1,375,000	—	1,375,000
Senior Notes and related interest	32,484	43,313	43,313	43,313	43,312	607,750	813,484
Operating leases	281	1,186	1,071	1,089	1,337	1,558	6,522
Development commitments (4)	18,367	10,393	—	—	—	—	28,760
Firm transportation agreements (5)	4,814	17,461	13,987	11,840	11,261	10,611	69,974
Total	$65,921	$94,291	$77,360	$64,745	$1,436,541	$728,167	$2,467,024

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and the decommissioning of the Elk Basin and Fairway gas plants. Please read Note 6. Asset Retirement Obligations of the Notes to the Consolidated Financial Statements for additional information regarding our asset retirement obligations.

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

(5)
Represents gross transportation demand charges. Please read Note 7. Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional information regarding our firm transportation agreements.

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income plus the following adjustments:

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

As noted above, for purposes of calculating Adjusted EBITDA, we consider both premiums paid for derivatives and the fair value of derivative contracts acquired as part of a business combination as investing activities. This is similar to the way the initial acquisition or development costs of our oil and natural gas properties are presented in our Consolidated Statements of Cash Flows; the initial cash outflows are presented as cash used in investing activities, while the cash flows generated from these assets are included in operating cash flows. The consideration of premiums paid for derivatives and the fair value of derivative contracts acquired as part of a business combination as investing activities for purposes of determining our Adjusted EBITDA differs from the presentation in our consolidated financial statements prepared in accordance with GAAP which (i) presents premiums paid for derivatives entered into as operating activities and (ii) the fair value of derivative contracts acquired as part of a business combination as investing activities.

For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, Adjusted EBITDA increased 31%, from $82.7 million to $108.2 million. For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, Adjusted EBITDA increased 26%, from $235.4 million to $295.8 million. The following table presents a reconciliation of consolidated net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$114,099	$3,121	$124,482	$57,399
Plus:
Interest expense	16,721	14,832	49,529	46,233
Depreciation, depletion, amortization, and accretion	55,680	41,750	150,798	123,354
Net (gains) losses on commodity derivative contracts	(83,311)	17,714	11,125	(11,606)
Cash settlements on matured commodity derivative contracts (a)(b)	6,033	2,141	(13,347)	20,862
Net (gains) losses on interest rate derivative contracts (c)	(511)	1,729	1,068	(398)
Net (gains) losses on acquisitions of oil and natural gas properties	(2,409)	236	(34,523)	(5,591)
Texas margin taxes	156	101	(125)	(140)
Compensation related items	1,438	942	6,440	4,445
Material transaction costs incurred on acquisitions	349	121	349	843
Adjusted EBITDA	$108,245	$82,687	$295,796	$235,401

(a) Excludes premiums paid, whether at inception or deferred, for derivative contracts that settled during the period. We consider the cost of premiums paid for derivatives as an investment related to our underlying oil and natural gas properties.	$—	$56	$—	$165
(b) Excludes the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. We consider the amounts paid to sellers for derivative contracts assumed with business combinations a part of the purchase price of the underlying oil and natural gas properties.	$5,608	$7,444	$16,472	$22,872
(c) Includes settlements paid on interest rate derivatives	$1,021	$987	$3,026	$2,896

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

At September 30, 2014, the fair value of commodity derivative contracts was an asset of approximately $74.4 million, of which $37.8 million settles during the next twelve months.

The following table summarizes natural gas commodity derivative contracts in place at September 30, 2014:

	October 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	17,725,180	66,795,000	55,083,000	27,677,000
Fixed Price ($/MMBtu)	$4.42	$4.40	$4.47	$4.32
Three-Way Collars:
Notional Volume (MMBtu)	1,840,000	11,862,500	7,320,000	7,300,000
Floor Price ($/MMBtu)	$4.11	$4.06	$4.00	$4.00
Ceiling Price ($/MMBtu)	$4.84	$4.78	$4.65	$4.65
Put Sold ($/MMBtu)	$3.50	$3.48	$3.50	$3.50
Total Gas Positions:
Notional Volume (MMBtu)	19,565,180	78,657,500	62,403,000	34,977,000
Floor Price ($/MMBtu)	$4.39	$4.35	$4.42	$4.25

	October 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	457,700	692,000	146,400	73,000
Fixed Price ($/Bbl)	$90.83	$91.18	$89.98	$86.60
Three-Way Collars:
Notional Volume (Bbls)	326,600	1,984,055	1,061,400	—
Floor Price ($/Bbl)	$93.52	$91.84	$90.00	$—
Ceiling Price ($/Bbl)	$101.29	$99.45	$96.18	$—
Put Sold ($/Bbl)	$72.54	$74.41	$73.62	$—
Total Oil Positions:
Notional Volume (Bbls)	784,300	2,676,055	1,207,800	73,000
Floor Price ($/Bbl)	$91.95	$91.67	$90.00	$86.60

	October 1, - December 31, 2014	Year 2015
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Bbls)	17,839	—
Fixed Price ($/Bbl)	$11.03	$—
Mont Belvieu Propane
Notional Volume (Bbls)	36,335	164,250
Fixed Price ($/Bbl)	$40.50	$43.21
Mont Belvieu N. Butane
Notional Volume (Bbls)	3,800	36,500
Fixed Price ($/Bbl)	$65.62	$52.08
Mont Belvieu Isobutane
Notional Volume (Bbls)	4,053	45,625
Fixed Price ($/Bbl)	$70.24	$53.00
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	6,974	—
Fixed Price ($/Bbl)	$88.57	$—
Total NGLs Positions:
Notional Volume (Bbls)	69,000	246,375
Fixed Price ($/Bbl)	$40.87	$46.34

As of September 30, 2014, the Company sold the following put option contracts:

	October 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Notional Volume (MMBtu)	920,000	9,125,000	1,830,000	1,825,000
Put Sold ($/MMBtu)	$3.50	$3.50	$3.50	$3.50
Oil Positions:
Notional Volume (Bbls)	18,400	692,000	146,400	73,000
Put Sold ($/Bbl)	$75.00	$72.36	$75.00	$75.00

As of September 30, 2014, the Company had the following open range bonus accumulators contracts:

	October 1, - December 31, 2014	Year 2015
Gas Positions:
Notional Volume (MMBtu)	368,000	1,460,000
Bonus ($/MMBtu)	$0.20	$0.20
Range Ceiling ($/MMBtu)	$4.75	$4.75
Range Floor ($/MMBtu)	$3.25	$3.25
Oil Positions:
Notional Volume (Bbls)	230,000	—
Bonus ($/Bbl)	$4.94	$—
Range Ceiling ($/Bbl)	$103.20	$—
Range Floor ($/Bbl)	$70.50	$—

As of September 30, 2014, the Company had the following open basis swap contracts:

	October 1, - December 31, 2014	Year 2015	Year 2016	Year 2017
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	7,360,000	29,200,000	18,300,000	10,950,000
Weighted-basis differential ($/MMBtu)	$(0.20)	$(0.28)	$(0.24)	$(0.22)

	October 1, - December 31, 2014	Year 2015
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	147,200	365,000
Weighted-basis differential ($/Bbl)	$(0.84)	$(0.90)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	82,800	—
Weighted-basis differential ($/Bbl)	$(1.05)	$—
Light Louisiana Sweet Crude and Brent Basis Differential
Notional Volume (Bbls)	46,000	—
Weighted-basis differential ($/Bbl)	$(3.95)	$—

As of September 30, 2014, the Company sold calls as follows:

	October 1, - December 31, 2014	Year 2015	Year 2016
Oil Positions:
Notional Volume (Bbls)	124,200	252,945	622,200
Weighted Average Fixed Price ($/Bbl)	$102.41	$119.23	$125.00

Options were provided to counterparties under swaption agreements to extend the swaps into subsequent years as follows:

Year 2015
Oil Positions:
Notional Volume (Bbls)	346,000
Weighted Average Fixed Price ($/Bbl)	$93.42

Interest Rate Risks

At September 30, 2014, we had debt outstanding of $1.9 billion. The amount outstanding under our Reserve-Based Credit Facility at September 30, 2014 was approximately $1.4 billion and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.2 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under net gains or losses on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at September 30, 2014 (in thousands):

	October 1, - December 31, 2014	Year 2015(1)(2)	Year 2016
Weighted Average Notional Amount	$360,000	$344,959	$169,399
Weighted Average Fixed LIBOR Rate	1.30%	1.27%	1.49%

(1)	On August 5, 2015, the counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

Counterparty Risk

At September 30, 2014, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at September 30, 2014
Bank of America (A)	$3,398	$2,176	$(654)	$(360)	$4,560
Barclays (A)	851	1,244	—	—	2,095
BBVA Compass (BBB)	128	—	—	—	128
BMO (A+)	1,552	—	—	(570)	982
CIBC (A+)	2,038	468	—	—	2,506
Citibank (A)	4,988	1,670	—	—	6,658
Comerica (A)	50	43	—	—	93
Credit Agricole (A)	—	—	(381)	(335)	(716)
Credit Suisse (A)	—	309	(299)	—	10
Fifth Third Bank (A-)	601	411	—	—	1,012
ING Financial Markets (A)	262	404	—	—	666
JP Morgan (A)	13,947	22,266	—	—	36,213
Morgan Stanley (A-)	707	104	—	—	811
Natixis (A)	2,414	885	—	—	3,299
RBC (AA-)	1,024	1,187	(90)	—	2,121
Shell (AA-)	—	—	(543)	(170)	(713)
Scotia Capital (A+)	4,557	3,076	(652)	(700)	6,281
Wells Fargo (AA-)	2,450	3,044	(1,560)	(393)	3,541
Total	$38,967	$37,287	$(4,179)	$(2,528)	$69,547

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $71.0 million at September 30, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I-Item 1A-Risk Factors in our 2013 Annual Report and to Part II-Item 1A-Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014. There have been no material changes to the risk factors set forth in our 2013 Annual Report and Part II-Item 1A-Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
3.1	Fifth Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.1	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit B to Exhibit 3.1).	Form 8-K, filed March 11, 2014 (File No. 001-33756)
4.2	Specimen Unit Certificate for the Series B Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit C to Exhibit 3.1).	Form 8-K, filed March 11, 2014 (File No. 001-33756)
4.3	Specimen Unit Certificate for the Series C Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit D to Exhibit 3.1).	Form 8-K, filed September 15, 2014 (File No. 001-33756)
10.1	Purchase and Sale Agreement, dated July 30, 2014 among Vanguard Permian, LLC and Hunt Oil Company	Form 8-K, filed August 7, 2014 (File No. 001-33756)
10.2	First Amendment To Purchase and Sale Agreement and Assignment, dated August 29, 2014 among Vanguard Permian, LLC, Vanguard Operating, LLC and Hunt Oil Company and Hunt Oil Company of Louisiana, Inc.	Form 8-K/A, filed September 4, 2014 (File No. 001-33756)
10.3	Purchase and Sale Agreement, dated September 15, 2014 among Vanguard Operating, LLC and Bill Barrett Corporation	Form 8-K, filed September 16, 2014 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: November 4, 2014
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)