Form 10-Q
period 2015-06-30
Vanguard Natural Resources, LLC
filed 2015-08-04
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
☐  Yes ☒  No

Common units outstanding on July 31, 2015: 86,604,907.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$44,011	$73,963	$79,801	$142,163
Natural gas sales	39,897	69,806	95,651	133,348
NGLs sales	11,933	17,750	19,283	38,748
Net gains (losses) on commodity derivative contracts	(20,800)	(38,398)	38,233	(94,436)
Total revenues	75,041	123,121	232,968	219,823

Costs and expenses:
Production:
Lease operating expenses	31,600	34,293	67,078	64,715
Production and other taxes	10,754	16,529	22,180	31,563
Depreciation, depletion, amortization, and accretion	63,175	51,508	130,015	95,118
Impairment of oil and natural gas properties	733,365	—	865,975	—
Selling, general and administrative expenses	9,142	7,864	18,193	15,902
Total costs and expenses	848,036	110,194	1,103,441	207,298

Income (loss) from operations	(772,995)	12,927	(870,473)	12,525

Other income (expense):
Interest expense	(20,374)	(16,549)	(40,563)	(32,808)
Net losses on interest rate derivative contracts	(281)	(1,121)	(1,484)	(1,579)
Gain on acquisition of oil and natural gas properties	—	—	—	32,114
Other	5	6	45	131
Total other income (expense)	(20,650)	(17,664)	(42,002)	(2,142)
Net income (loss)	$(793,645)	$(4,737)	$(912,475)	$10,383
Distributions to Preferred unitholders	(6,690)	(4,596)	(13,380)	(6,558)
Net income (loss) attributable to Common and Class B unitholders	$(800,335)	$(9,333)	$(925,855)	$3,825

Net income (loss) per Common and Class B unit – basic and diluted	$(9.27)	$(0.12)	$(10.86)	$0.05

Weighted average Common units outstanding
Common units – basic & diluted	85,875	80,536	84,816	79,865
Class B units – basic & diluted	420	420	420	420
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$4,132	$—
Trade accounts receivable, net	85,754	140,017
Derivative assets	114,415	142,114
Other current assets	6,146	4,102
Total current assets	210,447	286,233

Oil and natural gas properties, at cost	4,194,888	4,140,527
Accumulated depletion, amortization and impairment	(2,154,462)	(1,164,721)
Oil and natural gas properties evaluated, net – full cost method	2,040,426	2,975,806

Other assets
Goodwill	420,955	420,955
Derivative assets	68,942	83,583
Other assets	27,272	27,015
Total assets	$2,768,042	$3,793,592

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$12,165	$15,118
Affiliates	1,266	823
Accrued liabilities:
Lease operating	16,434	19,822
Development capital	9,938	24,706
Interest	11,502	11,517
Production and other taxes	41,397	29,981
Derivative liabilities	750	3,583
Oil and natural gas revenue payable	29,579	40,117
Distributions payable	11,226	18,640
Other	14,892	14,297
Total current liabilities	149,149	178,604
Long-term debt	1,890,731	1,932,816
Derivative liabilities	66	1,380
Asset retirement obligations, net of current portion	148,997	146,676
Other long-term liabilities	1,460	—
Total liabilities	2,190,403	2,259,476
Commitments and contingencies (Note 7)
Members’ equity (Note 8)
Cumulative Preferred units, 13,881,873 units issued and outstanding at June 30, 2015 and December 31, 2014	335,444	335,444
Common units, 86,404,830 units issued and outstanding at June 30, 2015 and 83,451,746 at December 31, 2014	234,580	1,191,057
Class B units, 420,000 issued and outstanding at June 30, 2015 and December 31, 2014	7,615	7,615
Total members’ equity	577,639	1,534,116
Total liabilities and members’ equity	$2,768,042	$3,793,592

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND THE YEAR ENDED DECEMBER 31, 2014
(in thousands)
(Unaudited)

	Cumulative Preferred Units	Common Units	Class B	Total Members’ Equity
Balance at January 1, 2014	$61,021	$1,199,699	$7,615	$1,268,335
Issuance of Cumulative Preferred units, net of offering costs of $371	274,423	—	—	274,423
Issuance of Common units, net of offering costs of $88	—	147,814	—	147,814
Repurchase of units under the common unit buyback program		(2,498)		(2,498)
Distributions to Preferred unitholders (see Note 8)	—	(18,197)	—	(18,197)
Distributions to Common and Class B unitholders (see Note 8)	—	(207,883)	—	(207,883)
Unit-based compensation	—	7,777	—	7,777
Net income	—	64,345	—	64,345
Balance at December 31, 2014	$335,444	$1,191,057	$7,615	$1,534,116
Issuance of Common units, net of offering costs of $355	—	32,737	—	32,737
Distributions to Preferred unitholders (see Note 8)	—	(13,380)	—	(13,380)
Distributions to Common and Class B unitholders (see Note 8)	—	(68,380)	—	(68,380)
Repurchase of units under the common unit buyback program	—	(2,399)	—	(2,399)
Unit-based compensation	—	7,420	—	7,420
Net loss	—	(912,475)	—	(912,475)
Balance at June 30, 2015	$335,444	$234,580	$7,615	$577,639

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
Operating activities	2015	2014
Net income (loss)	$(912,475)	$10,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	130,015	95,118
Impairment of oil and natural gas properties	865,975	—
Amortization of deferred financing costs	1,937	1,720
Amortization of debt discount	142	132
Compensation related items	7,420	4,010
Net (gains) losses on commodity and interest rate derivative contracts	(36,749)	96,015
Cash settlements received (paid) on matured commodity derivative contracts	80,620	(19,380)
Cash settlements paid on matured interest rate derivative contracts	(1,980)	(2,005)
Net gain on acquisition of oil and natural gas properties	—	(32,114)
Changes in operating assets and liabilities:
Trade accounts receivable	54,263	(21,228)
Other current assets	(1,852)	(983)
Premiums paid on commodity derivative contracts	(794)	3
Accounts payable and oil and natural gas revenue payable	(13,491)	6,609
Payable to affiliates	443	152
Accrued expenses and other current liabilities	(11,823)	16,898
Other assets	3,064	(403)
Net cash provided by operating activities	164,715	154,927
Investing activities
Additions to property and equipment	(196)	(480)
Additions to oil and natural gas properties	(52,100)	(61,524)
Acquisitions of oil and natural gas properties	(1,372)	(509,416)
Deposits and prepayments of oil and natural gas properties	(3,818)	(3,685)
Proceeds from the sale of leasehold interests	—	1,950
Net cash used in investing activities	(57,486)	(573,155)
Financing activities
Proceeds from long-term debt	117,500	595,000
Repayment of long-term debt	(159,636)	(330,000)
Proceeds from Preferred unit offerings, net	—	169,926
Proceeds from Common unit offerings, net	32,737	100,397
Repurchase of units under the Common unit buyback program	(2,399)	—
Distributions to Preferred unitholders	(13,380)	(5,792)
Distributions to Common and Class B unitholders	(75,794)	(100,915)
Financing fees	(2,125)	(93)
Net cash provided by (used in) financing activities	(103,097)	428,523
Net increase cash and cash equivalents	4,132	10,295
Cash and cash equivalents, beginning of period	—	11,818
Cash and cash equivalents, end of period	$4,132	$22,113

Supplemental cash flow information:
Cash paid for interest	$38,525	$31,238
Non-cash investing activity:
Asset retirement obligations, net	$789	$25,328
Fair value of derivatives acquired	$31,421	$—
Fair value of terminated derivative contracts	$28,517	$—

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of June 30, 2015, we own properties and oil and natural gas reserves primarily located in nine operating areas:

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

As of June 30, 2015, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2014 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or members’ equity.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the six months ended June 30, 2015 of $866.0 million as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2015 and June 30, 2015. The impairment for the first quarter of 2015 was $132.6 million and was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil. The impairment for the second quarter of 2015 was $733.4 million and was calculated based on the 12-month average price of $3.44 per MMBtu for natural gas and $71.51 per barrel of crude oil. No ceiling test impairment was required during the six months ended June 30, 2014.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU No. 2015-05”). The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 will have a material impact on our consolidated financial statements.

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

2015 Pending Acquisitions

On April 20, 2015, we entered into a Purchase Agreement and Plan of Merger with LRR Energy, L.P. (“LRR Energy” or “LRE”) and LRE GP, LLC (“LRE GP”), among others (the “LRE Merger Agreement”), pursuant to which a subsidiary of Vanguard will merge into LRR Energy and, at the same time, Vanguard will acquire LRE GP, the general partner of LRR Energy (the “LRE Merger”). As a result of the transaction, LRR Energy will become a wholly owned subsidiary of Vanguard.

Under the terms of the LRE Merger Agreement, (i) each outstanding common unit representing a limited partner interest in LRE (a “LRE Common Unit”) will be converted into the right to receive 0.55 newly issued Vanguard common units or, in the case of fractional Vanguard common units, cash (the “Merger Consideration”) and (ii) Vanguard will purchase all of the outstanding limited liability company interests in the LRE GP in exchange for 12,320 newly issued Vanguard common units. Also in connection with the LRE Merger Agreement, each award of restricted LRE Common Units issued under LRE’s long-term incentive plan that is subject to time-based vesting and that is outstanding and unvested immediately prior to the effective time of the LRE Merger will become fully vested and will be deemed to be a LRE Common Unit with the right to receive the Merger Consideration.

The completion of the LRE merger, assuming the requisite unitholder votes are obtained and subject to other customary terms and conditions, is expected to occur during the third quarter of 2015. Vanguard and LRE have filed a joint registration statement/proxy statement with the SEC, which has not been declared effective. The registration statement incorporates a proxy statement/prospectus which LRE plans to mail to its unitholders in connection with obtaining unitholder approval of the proposed merger. Pending completion of the merger, Vanguard and LRE have agreed to customary restrictions in the way each company conducts its business.

On May 21, 2015, we entered into a merger agreement (the “Eagle Rock merger agreement”) with Eagle Rock Energy Partners, L.P. (“Eagle Rock”) and Eagle Rock Energy GP, L.P., the general partner of Eagle Rock (“Eagle Rock GP”), pursuant to which a subsidiary of Vanguard will merge with and into Eagle Rock, with Eagle Rock continuing as the surviving entity and an indirect wholly owned subsidiary of Vanguard (the “Eagle Rock Merger”).

Under the terms of the Eagle Rock merger agreement, each outstanding common unit representing a limited partner interest in Eagle Rock will be converted into the right to receive 0.185 newly issued Vanguard common units or, in the case of fractional Vanguard common units, cash. Further, in connection with the Eagle Rock merger agreement, Vanguard will adopt Eagle Rock’s long-term incentive plan and each outstanding award of Eagle Rock common units issued under such plan will be converted into new awards of Vanguard restricted units.

The completion of the Eagle Rock Merger is subject to (i) the approval of the Eagle Rock merger agreement by the affirmative vote or consent of the holders of at least a majority of the outstanding Eagle Rock common units, voting as a class, (ii) the approval of the issuance of the new Vanguard common units in connection with the Eagle Rock Merger by the majority of the votes cast affirmatively or negatively by holders of the outstanding Vanguard common units and Vanguard Class B units present in person or by proxy at a duly called unitholder meeting and (iii) other customary closing conditions. Completion of the Eagle Rock Merger is expected to occur during the third quarter of 2015. Vanguard and Eagle Rock have filed a joint registration statement/proxy statement with the SEC, which has not been declared effective. The registration statement incorporates a joint proxy statement/prospectus which Vanguard and Eagle Rock plan to mail to their respective unitholders in connection with obtaining unitholder approval of the proposed merger. Pending completion of the Eagle Rock Merger, Vanguard and Eagle Rock have agreed to customary restrictions in the way each company conducts its business. The consolidated financial statements as of June 30, 2015, do not include results of operations of the properties to be acquired in the LRE and Eagle Rock mergers since the mergers have not yet closed.

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

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three and six months ended June 30, 2014 to show the effect on our consolidated results of operations as if our acquisitions completed in 2014 had occurred on January 1, 2013.

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

	Pro forma
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands, except per unit data)
Total revenues	$171,415	$338,038
Net income attributable to Common and Class B unitholders	$6,501	$16,472
Net income per Common and Class B unit, Basic and Diluted	$0.08	$0.21

Post-Acquisition Operating Results

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for all of our acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Pinedale Acquisition
Revenues	$20,615	$39,575	$44,348	$69,216
Excess of revenues over direct operating expenses	$13,325	$30,196	$29,903	$53,286
Piceance Acquisition
Revenues	$7,957	$—	$19,730	$—
Excess of revenues over direct operating expenses	$4,709	$—	$10,782	$—
All other acquisitions
Revenues	$9,339	$3,160	$18,733	$3,160
Excess of revenues over direct operating expenses	$5,250	$2,103	$10,189	$2,103

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,320,000	$1,360,000
Senior Notes	7.875% (2)	April 1, 2020	550,000	550,000
Lease Financing Obligation	4.16%	August 10, 2020 (3)	$26,850	28,986
			$1,896,850	$1,938,986
Less:
Unamortized discount on Senior Notes			(1,710)	(1,852)
Current portion of Lease Financing Obligation			(4,409)	(4,318)
Total long-term debt			$1,890,731	$1,932,816

(1)	Variable interest rate was 2.44% and 2.17% at June 30, 2015 and December 31, 2014, respectively.

(2)	Effective interest rate was 8.0%.

(3)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and an initial borrowing base of $1.6 billion (the “Reserve-Based Credit Facility”). As of June 30, 2015, there were approximately $1.32 billion of outstanding borrowings and $275.5 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $4.5 million reduction in availability for letters of credit (discussed below).

On June 3, 2015, the Company entered into the Eighth Amendment to the Credit Agreement which decreased its borrowing base from $2.0 billion to $1.6 billion. However, the Eighth Amendment provides for an automatic increase in the borrowing base of $200.0 million upon closing of the LRE Merger. In addition, the Eighth Agreement includes, among other provisions, an amendment of the debt to “Last Twelve Months Adjusted EBITDA” covenant whereby the Company shall not permit such ratio to be greater than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond.

Interest rates under the Reserve-Based Credit Facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At June 30, 2015, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios. Specifically, as of the end of each fiscal quarter, we may not permit the following: (a) our current ratio to be less than 1.0 to 1.0 and (b) our total leverage ratio to be more than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At June 30, 2015, we were in compliance with all of our debt covenants.

Letters of Credit

At June 30, 2015, we have unused irrevocable standby letters of credit of approximately $4.5 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At June 30, 2015, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, approximately $229.1 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

At June 30, 2015, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
July 1, 2015 – December 31, 2015	44,252,000	$4.26	1,205,200	$71.94	124,200	$46.34
January 1, 2016 – December 31, 2016	55,083,000	$4.47	329,400	$76.10	567,300	29.96
January 1, 2017 – December 31, 2017	24,027,000	$4.35	—	$—	—	$—

Call Options Sold

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
July 1, 2015 – December 31, 2015	—	$—	36,800	$105.00
January 1, 2016 – December 31, 2016	9,150,000	$4.25	622,200	$125.00
January 1, 2017 – December 31, 2017	9,125,000	$4.50	365,000	$95.00

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
July 1, 2015 – December 31, 2015	14,720,000	$(0.28)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2016 – December 31, 2016	18,300,000	$(0.24)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2017 – December 31, 2017	10,950,000	$(0.22)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
July 1, 2015 – December 31, 2015	257,600	$(1.68)	WTI Midland and WTI Cushing Basis Differential
January 1, 2016 – December 31, 2016	366,000	$(1.08)	WTI Midland and WTI Cushing Basis Differential
July 1, 2015 – December 31, 2015	73,600	$(2.33)	West Texas Sour and WTI Cushing Basis Differential
January 1, 2016 – December 31, 2016	219,600	$(0.43)	West Texas Sour and WTI Cushing Basis Differential
July 1, 2015 – December 31, 2015	368,000	$(14.50)	WTI and West Canadian Select Basis Differential

Three-Way Collars

	Gas
Contract Period	MMBtu	Floor	Ceiling	Put Sold
January 1, 2016 – December 31, 2016	12,810,000	$3.95	$4.25	$3.00
January 1, 2017 – December 31, 2017	16,425,000	$3.92	$4.23	$3.37

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
July 1, 2015 – December 31, 2015	138,000	$90.00	$97.35	$76.67
January 1, 2016 – December 31, 2016	1,061,400	$90.00	$96.18	$73.62

Put Options Sold

	Gas		Oil
Contract Period	MMBtu	Put Sold ($/MMBtu)	Bbls	Put Sold ($/Bbl)
July 1, 2015 – December 31, 2015	13,340,000	$3.03	257,600	$71.43
January 1, 2016 – December 31, 2016	1,830,000	$3.00	146,400	$75.00
January 1, 2017 – December 31, 2017	1,825,000	$3.50	73,000	$75.00

Range Bonus Accumulators

	Gas
Contract Period	MMBtu	Bonus	Range Ceiling	Range Floor
July 1, 2015 – December 31, 2015	736,000	$0.16	$4.00	$2.50

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
July 1, 2015 – December 31, 2015	92,000	$4.00	$100.00	$75.00
January 1, 2016 – December 31, 2016	183,000	$4.00	$100.00	$75.00

Collars

	Oil
Contract Period	Bbls	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
July 1, 2015 – December 31, 2015	138,000	$50.00	$57.71

Call Spreads

	Oil
Contract Period	Bbls	Call Price ($/Bbl)	Short Call Price ($/Bbl)
July 1, 2015 – December 31, 2015	947,600	$70.00	$85.00

Puts

	Oil
Contract Period	Bbls	Put Price ($/Bbl)
January 1, 2016 – December 31, 2016	366,000	$60.00

Interest Rate Swaps

At June 30, 2015, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed LIBOR Rates
July 1, 2015 to December 10, 2016	$20,000	2.17%
July 1, 2015 to October 31, 2016	$40,000	1.65%
July 1, 2015 to August 5, 2015 (1)	$30,000	2.25%
July 1, 2015 to August 6, 2016	$25,000	1.80%
July 1, 2015 to October 31, 2016	$20,000	1.78%
July 1, 2015 to September 23, 2016	$75,000	1.15%
July 1, 2015 to March 7, 2016	$75,000	1.08%
July 1, 2015 to September 7, 2016	$25,000	1.25%
July 1, 2015 to December 10, 2015 (2)	$50,000	0.21%
Total	$360,000

(1)	The counterparty has the option to extend the termination date of this contract to August 5, 2018 at 2.25%.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% from December 10, 2015 to December 10, 2017.

Balance Sheet Presentation

Our commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the Consolidated Balance Sheets as governed by the International Swaps and Derivatives Association Master Agreement with each of the counterparties. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets for the periods indicated (in thousands):

	June 30, 2015
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$210,856	$(23,864)	$186,992
Interest rate derivative contracts	—	(3,635)	(3,635)
Total derivative instruments	$210,856	$(27,499)	$183,357

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(24,143)	$23,864	$(279)
Interest rate derivative contracts	(4,172)	3,635	(537)
Total derivative instruments	$(28,315)	$27,499	$(816)

	December 31, 2014
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$289,018	$(63,321)	$225,697
Total derivative instruments	$289,018	$(63,321)	$225,697

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(63,615)	$63,321	$(294)
Interest rate derivative contracts	(4,669)	—	(4,669)
Total derivative instruments	$(68,284)	$63,321	$(4,963)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (see Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $210.9 million at June 30, 2015. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of June 30, 2015. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(in thousands)
Derivative asset at beginning of period, net	$220,734	$66,711
Purchases
Fair value of derivatives acquired	35,643	(1,344)
Net gains on commodity and interest rate derivative contracts	36,749	161,519
Settlements
Cash settlements received on matured commodity derivative contracts	(80,620)	(10,187)
Cash settlements paid on matured interest rate derivative contracts	1,980	4,035
Termination of derivative contracts	(31,945)	—
Derivative asset at end of period, net	$182,541	$220,734

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of June 30, 2015, the fair value of our Senior Notes was estimated to be $530.8 million. We consider the inputs to the valuation of our Senior Notes to be Level 1 as fair value was estimated based on prices quoted from a third-party financial institution.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2015
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$190,914	$(3,922)	$186,992
Interest rate derivative contracts	—	(3,635)	—	(3,635)
Total derivative instruments	$—	$187,279	$(3,922)	$183,357
Liabilities:
Commodity price derivative contracts	$—	$(279)	$—	$(279)
Interest rate derivative contracts	—	(537)	—	(537)
Total derivative instruments	$—	$(816)	$—	$(816)

	December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$232,167	$(6,470)	$225,697
Total derivative instruments	$—	$232,167	$(6,470)	$225,697
Liabilities:
Commodity price derivative contracts	$—	$(294)	$—	$(294)
Interest rate derivative contracts	—	(4,669)	—	(4,669)
Total derivative instruments	$—	$(4,963)	$—	$(4,963)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 (unobservable inputs) in the fair value hierarchy:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Unobservable inputs, beginning of period	$(6,470)	$566
Total gains (losses)	4,417	(1,606)
Settlements	(1,869)	(714)
Unobservable inputs, end of period	$(3,922)	$(1,754)

Change in fair value included in earnings related to derivatives still held as of June 30,	$734	$(1,965)

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

We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. While no goodwill impairment was recognized at June 30, 2015, any further significant decline in prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the six months ended June 30, 2015 and the year ended December 31, 2014, in connection with new wells drilled and wells acquired during the period, we incurred and recorded asset retirement obligations totaling $0.8 million and $52.8 million, respectively, at fair value. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.6% and 4.9%; and (4) the average inflation factor (2.3%). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of June 30, 2015 and December 31, 2014 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the six months ended June 30, 2015 and the year ended December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Asset retirement obligations, beginning of period	$149,062	$87,967
Liabilities added during the current period	789	52,829
Accretion expense	3,665	5,889
Retirements	(527)	(450)
Disposition of properties	—	(1,291)
Change in estimate	—	4,118
Asset retirement obligation, end of period	152,989	149,062
Less: current obligations	(3,992)	(2,386)
Long-term asset retirement obligation, end of period	$148,997	$146,676

7. Commitments and Contingencies

Transportation Demand Charges

As of June 30, 2015, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one month to five years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of June 30, 2015. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

June 30, 2015
(in thousands)
July 1, 2015 - December 31, 2015	$8,350
2016	14,508
2017	12,363
2018	11,696
2019	9,661
Thereafter	410
Total	$56,988

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

We are also a party to separate legal proceedings relating to each of the LRE Merger and the Eagle Rock Merger (these proceedings are together referred to as the “Merger Litigation”). Please see Part II-Item 1-Legal Proceedings in this Quarterly Report for a detailed discussion of the Merger Litigation.

8.  Members’ Equity and Net Income per Common and Class B Unit

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred units outstanding at June 30, 2015 and December 31, 2014:

				June 30, 2015		December 31, 2014
	Earliest Redemption Date	Liquidation Preference Per Share	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,581,873	$62,200
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	7,000,000	$169,265
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$103,979	4,300,000	$103,979
Total Cumulative Preferred Units				13,881,873	$335,444	13,881,873	$335,444

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

The following is a summary of the changes in our common units issued during the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Beginning of period	83,452	78,337
Issuance of Common units for cash	2,244	4,864
Repurchase of units under the Common unit buyback program	(157)	(135)
Reissuance of Common units for restricted unit grants	288	—
Unit-based compensation	578	386
End of period	86,405	83,452

There was no change in issued and outstanding Class B units during the six months ended June 30, 2015 or the year ended December 31, 2014.

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

For the three and six months ended June 30, 2015, 192,156 and 211,400 phantom units were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position. For the three and six months ended June 30, 2014, 485,038 unvested phantom units granted to officers, board members and employees under the VNR LTIP have been excluded in the computation of net income per common and Class B unit as they had no dilutive effect.

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

On July 16, 2015, our board of directors declared a cash distribution on the Cumulative Preferred Units and common and Class B units attributable to the month of June 2015. See Note 11. Subsequent Events for further discussion.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2015
Second Quarter
May	$0.1175	June 18, 2015	July 1, 2015	July 15, 2015
April	$0.1175	May 19, 2015	June 1, 2015	June 12, 2015
First Quarter
March	$0.1175	April 15, 2015	May 1, 2015	May 15, 2015
February	$0.1175	March 18, 2015	April 1, 2015	April 14, 2015
January	$0.1175	February 17, 2015	March 2, 2015	March 17, 2015
2014
Fourth Quarter
December	$0.2100	January 22, 2015	February 2, 2015	February 13, 2015
November	$0.2100	December 16, 2014	January 2, 2015	January 14, 2015
October	$0.2100	November 20, 2014	December 1, 2014	December 15, 2014
Third Quarter
September	$0.2100	October 20, 2014	November 3, 2014	November 14, 2014
August	$0.2100	September 19, 2014	October 1, 2014	October 15, 2014
July	$0.2100	August 19, 2014	September 2, 2014	September 12, 2014
Second Quarter
June	$0.2100	July 16, 2014	August 1, 2014	August 14, 2014
May	$0.2100	June 24, 2014	July 1, 2014	July 15, 2014
April	$0.2100	May 20, 2014	June 2, 2014	June 13, 2014
First Quarter
March	$0.2100	April 17, 2014	May 1, 2014	May 15, 2014
February	$0.2100	March 17, 2014	April 1, 2014	April 14, 2014
January	$0.2075	February 20, 2014	March 3, 2014	March 17, 2014
2013
Fourth Quarter
December	$0.2075	January 16, 2014	February 3, 2014	February 14, 2014

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

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. As of June 30, 2015, an accrued liability was recognized and compensation expense of $0.7 million was recorded for the six months ended June 30, 2015 related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

Restricted Unit Grants

In January 2015, the executives were granted a total of 360,762 restricted units in accordance with the Amended Agreements. Also, during the six months ended June 30, 2015, our three independent board members were granted a total of 26,334 restricted units which will vest one year from the date of grant. The restricted units granted to the executives and our board members are accompanied by DERs. VNR employees were also granted a total of 169,772 restricted units under the VNR LTIP of which 1,613 restricted units vested immediately. The remaining grants have vesting periods between three to four years years from the date of grant.

A summary of the status of the non-vested restricted units as of June 30, 2015 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2014	440,047	$28.87
Granted	556,868	$15.23
Forfeited	(7,303)	$23.32
Vested	(113,247)	$29.29
Non-vested restricted units at June 30, 2015	876,365	$20.20

At June 30, 2015, there was approximately $13.5 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.8 years. Our Consolidated Statements of Operations reflect non-cash compensation related to restricted unit grants of $3.4 million and $1.5 million in the selling, general and administrative expenses line item for the three months ended June 30, 2015 and 2014, respectively, and $7.0 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

Phantom Unit Grants

A summary of the status of the non-vested phantom units under the VNR LTIP as of June 30, 2015 is presented below:

	Number of Non-vested Phantom Units	Weighted Average Grant Date Fair Value
Non-vested phantom units at December 31, 2014	330,440	$21.27
Forfeited	(2,441)	$28.25
Vested	(122,877)	$21.57
Non-vested phantom units at June 30, 2015	205,122	$21.01

At June 30, 2015, there was approximately $3.3 million of unrecognized compensation cost related to non-vested phantom units. The cost is expected to be recognized over an average period of approximately 1.7 years. Our Consolidated Statements of Operations reflect non-cash compensation related to phantom unit grants of $0.4 million and $0.7 million in the selling, general and administrative expense line item for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

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
We have entered into an equity distribution agreement with respect to the issuance and sale of our Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, and common units. Pursuant to the terms of the equity distribution agreement, we may sell from time to time through our sales agents, (i) our common units representing limited liability company interests having an aggregate offering price of up to $400.0 million, (ii) our Series A Cumulative Preferred Units having an aggregate offering price of up to $50.0 million, (iii) our Series B Cumulative Preferred Units having an aggregate offering price of up to $100.0 million or (iv) our Series C Cumulative Preferred Units having an aggregate offering price of up to $75.0 million. The common units and Preferred Units to be sold under the equity distribution agreement are registered under our existing Shelf Registration Statement. During the six months ended June 30, 2015, total net proceeds received under the equity distribution agreement were approximately $32.7 million, after commissions and fees of $0.4 million, from the sale of 2,244,070 common units.

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

11.  Subsequent Events

Distributions

On July 16, 2015, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of June 2015 of $0.1175 per common and Class B unit ($1.41 on an annualized basis) expected to be paid on August 14, 2015 to Vanguard unitholders of record on August 3, 2015.

Also on July 16, 2015, our board of directors declared a cash distribution for our preferred unitholders of $0.1641 per Series A Cumulative Preferred Unit, $0.15885 per Series B Cumulative Preferred Unit and $0.16146 per Series C Cumulative Preferred Unit, which will be paid on August 14, 2015 to Vanguard preferred unitholders of record on August 3, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its Consolidated Subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the six months ended June 30, 2015 and 2014. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of June 30, 2015, we own properties and oil and natural gas reserves primarily located in nine operating areas:

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

As of June 30, 2015, based on internal reserve estimates, our total estimated proved reserves were 1,921 Bcfe, of which approximately 73% were natural gas reserves, 14% were oil reserves and 13% were NGLs reserves. Of these total estimated proved reserves, approximately 68%, or 1,308 Bcfe, were classified as proved developed. Also, at June 30, 2015, we owned working interests in 9,887 gross (3,648 net) productive wells. Our operated wells accounted for approximately 52% of our total estimated proved reserves at June 30, 2015. Our average net daily production for the six months ended June 30, 2015 and the year ended December 31, 2014 was 381 MMcfe/day and 327 MMcfe/day, respectively. We have interests in approximately 870,140 gross undeveloped leasehold acres surrounding our existing wells. As of June 30, 2015, based on internal reserve estimates, approximately 32%, or 613 Bcfe, of our estimated proved reserves was attributable to our interests in undeveloped acreage.

Recent Developments

Pending Acquisitions

On April 20, 2015, we entered into a Purchase Agreement and Plan of Merger with LRR Energy, L.P. (“LRR Energy” or “LRE”) and LRE GP, LLC (“LRE GP”), among others (the “LRE Merger Agreement”), pursuant to which a subsidiary of Vanguard will merge into LRR Energy and, at the same time, Vanguard will acquire LRE GP, the general partner of LRR Energy for total consideration of $251.0 million in Vanguard common units, valued as of April 20, 2015, and the assumption of LRE’s net debt of $288.0 million (the “LRE Merger”). As a result of the transaction, LRR Energy will become a wholly owned subsidiary of Vanguard.

Under the terms of the LRE Merger Agreement, (i) each outstanding common unit representing a limited partner interest in LRE (a “LRE Common Unit”) will be converted into the right to receive 0.55 newly issued Vanguard common units or, in the case of fractional Vanguard common units, cash (the “Merger Consideration”) and (ii) Vanguard will purchase all of the outstanding limited liability company interests in the LRE GP in exchange for 12,320 newly issued Vanguard common units. Further, in connection with the LRE Merger Agreement, each award of restricted LRE Common Units issued under LRE’s long-term incentive plan that is subject to time-based vesting and that is outstanding and unvested immediately prior to the effective time of the LRE Merger will become fully vested and will be deemed to be a LRE Common Unit with the right to receive the Merger Consideration.

The terms of the LRE Merger Agreement were unanimously approved by the members of the LRE Conflicts Committee, which negotiated the terms on behalf of LRE and is comprised solely of independent directors. In addition, Tudor, Pickering, Holt & Co. Advisors, LLC., has issued a fairness opinion to the LRE Conflicts Committee, stating that they believe the exchange ratio is fair, from a financial point of view, to the unaffiliated unitholders of LRE.

The completion of the LRE Merger, assuming the requisite unitholder votes are obtained and subject to other customary terms and conditions, is expected to occur during the third quarter of 2015. Vanguard and LRE have filed a joint registration statement/proxy statement with the SEC, which has not been declared effective. The registration statement incorporates a proxy statement/prospectus which LRE plans to mail to its unitholders in connection with obtaining unitholder approval of the proposed merger. Pending completion of the LRE Merger, Vanguard and LRE have agreed to customary restrictions in the way each company conducts its business.

On May 21, 2015, we entered into a merger agreement (the “Eagle Rock merger agreement”) with Eagle Rock Energy Partners, L.P. (“Eagle Rock”) and Eagle Rock Energy GP, L.P., the general partner of Eagle Rock (“Eagle Rock GP”), pursuant to which a subsidiary of Vanguard will merge with and into Eagle Rock, with Eagle Rock continuing as the surviving entity and an indirect wholly owned subsidiary of Vanguard (the “Eagle Rock Merger”).

Under the terms of the Eagle Rock merger agreement, each outstanding common unit representing a limited partner interest in Eagle Rock will be converted into the right to receive 0.185 newly issued Vanguard common units or, in the case of fractional Vanguard common units, cash. Further, in connection with the Eagle Rock merger agreement, Vanguard will adopt Eagle Rock’s long-term incentive plan and each outstanding award of Eagle Rock common units issued under such plan will be converted into new awards of Vanguard restricted units.

The terms of the Eagle Rock merger agreement were unanimously approved by the members of the Eagle Rock Conflicts Committee, which negotiated the terms on behalf of Eagle Rock and is comprised solely of independent directors. In addition, Evercore Group LLC has issued a fairness opinion to the Eagle Rock Conflicts Committee, stating that they believe the exchange ratio is fair, from a financial point of view, to the unaffiliated unitholders of Eagle Rock. The members of the Vanguard Conflicts Committee, which is also comprised solely of independent directors, negotiated the terms on behalf of Vanguard and also voted unanimously in favor of the merger. In addition, Wells Fargo Securities has issued a fairness opinion to the Vanguard Conflicts Committee, stating that they believe the exchange ratio is fair, from a financial point of view, to Vanguard.

The completion of the Eagle Rock Merger is subject to (i) the approval of the Eagle Rock merger agreement by the affirmative vote or consent of the holders of at least a majority of the outstanding Eagle Rock common units, voting as a class, (ii) the approval of the issuance of the new Vanguard common units in connection with the Eagle Rock Merger by the majority of the votes cast affirmatively or negatively by holders of the outstanding Vanguard common units and Vanguard Class B units present in person or by proxy at a duly called unitholder meeting and (iii) other customary closing conditions. Completion of the Eagle Rock Merger is expected to occur during the third quarter of 2015. Vanguard and Eagle Rock have filed a joint registration statement/proxy statement with the SEC, which has not been declared effective. The registration statement incorporates a joint proxy statement/prospectus which Vanguard and Eagle Rock plan to mail to their respective unitholders in connection with obtaining unitholder approval of the proposed merger. Pending completion of the Eagle Rock Merger, Vanguard and Eagle Rock have agreed to customary restrictions in the way each company conducts its business.

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

Natural gas and oil prices are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. For example, over the last 19 months from January 1, 2014 through July 29, 2015 the crude oil spot price per barrel ranged from a high of $107.95 to a low of $43.39 and the NYMEX natural gas spot price per MMBtu has ranged from a high of $6.15 to a low of $2.49.

The dramatic decline in commodity prices has had an impact on our unit price. During the first six months of 2015, our common unit price fluctuated from a closing low of $12.50 on January 20, 2015 to a closing high of $18.72 on February 9, 2015. This low commodity price environment has had and will continue to have a direct impact on our revenue, cash flow from operations and adjusted EBITDA until commodity prices improve. Sustained low prices of oil and natural gas could have a material adverse impact on our financial condition, profitability, future growth, borrowing base and the carrying value of our oil and natural gas properties. Additionally, sustained low prices of oil, natural gas and NGLs could reduce the amount of oil, natural gas and NGLs that we can produce economically. To illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of June 30, 2015 would decrease from 1,921 Bcfe to 1,655 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices were $3.36 per MMBtu (or a $0.08 price decline from the 12-month average price of $3.44) and oil prices were $59.52 per barrel (or a $11.99 price decline from the 12-month average price of $71.51), while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of June 30, 2015 would decrease from 1,921 Bcfe to 1,890 Bcfe. The preceding assumed prices in example (2) were derived from the 5-year New York Mercantile Exchange (NYMEX) forward strip price at July 20, 2015. Our management believes that the use of this 5-year NYMEX forward strip price may help provide investors with an understanding of the impact of a sustained low commodity price environment to our proved reserves through a reasonable downsize case assumption. However, the use of this 5-year NYMEX forward strip price is not necessarily indicative of management’s overall outlook on future commodity prices. We intend to improve our financial outlook through opportunistic hedging, profitable drilling and acquisitions of new oil and natural gas properties. We foresee significant long-term benefits in acquiring assets in this low commodity price environment.

In January 2015, we restructured our hedge portfolio to limit further downside and volatility due to the current commodity price environment. Specifically, we converted a significant portion of our three-way collars in 2015 to fixed-price swaps or lowered the pricing on existing short puts. We have implemented a hedging program for approximately 84% and 50% of our anticipated crude oil production in 2015 and 2016, respectively, with 81% in the form of fixed-price swaps for the balance of 2015. Approximately 88% and 67% of our natural gas production in 2015 and 2016, respectively, is hedged, with 100% in the form of fixed-price swaps for the balance of 2015. NGLs production is hedged using fixed-price swaps for approximately 9% and 22% of anticipated production for the balance of 2015 and 2016, respectively. The impact of the merger with LRE or Eagle Rock discussed above is not included in the above percentages.

During 2015, we intend to continue to concentrate our drilling on low risk, development opportunities with the majority of drilling capital focused on high-Btu natural gas wells in the Green River Basin and Gulf Coast Basin which we believe will continue to offer attractive drilling returns even in this low commodity price environment. During the six months ended June 30, 2015, we drilled one operated well with a 100% working interest. In addition, we participated in the drilling of 129 gross (15.9 net) non-operated wells and in the completion of 61 gross (8.2 net) non-operated wells.

We reduced our cash distribution per common unit to $0.1175 starting in the month of January 2015, or $1.41 per unit on an annualized basis which represents a reduction from the payment for the month of December 2014, which was $0.21 per common unit or $2.52 per unit on an annualized basis. We have maintained this distribution rate during 2015 as it takes into consideration current commodity and financial market conditions and helps to preserve our liquidity for potential future acquisition opportunities.

At July 31, 2015, we had indebtedness under our Reserve-Based Credit facility totaling $1.32 billion with a borrowing base of $1.6 billion which provided for $275.5 million in undrawn capacity, after consideration of a $4.5 million reduction in availability for letters of credit. The borrowing base is subject to adjustment from time to time (but not less than on a semi-annual basis) based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next scheduled redetermination is in October 2015. Absent new acquisitions, we expect that our borrowing base will be reduced as a result of continued declines in oil and natural gas prices. The precise amount of the reduction is not known at this time but we do expect that we will have ample liquidity to manage our operations after the reduction. However, if necessary, we believe we have access to capital markets and other financing sources. On June 3, 2015, the Company entered into the Eighth Amendment to the Credit Agreement which decreased its borrowing base from $2.0 billion to $1.6 billion. The Eighth Amendment however provides for an automatic increase in the borrowing base by $200.0 million upon closing of the LRE Merger. In addition, the Eighth Agreement includes, among other provisions, the amendment of the debt to “Last Twelve Months Adjusted EBITDA” covenant whereby the Company shall not permit such ratio to be greater than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the quarter ended March 31, 2015 of $132.6 million as a result of a decline in oil and natural gas prices at the measurement date, March 31, 2015. The first quarter 2015 impairment was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil. We also recorded a non-cash ceiling test impairment of oil and natural gas properties for the quarter ended June 30, 2015 of $733.4 million as a result of a decline in oil and natural gas prices at the measurement date, June 30, 2015. The second quarter 2015 impairment was calculated based on the 12-month average price of $3.44 per MMBtu for natural gas and $71.51 per barrel of crude oil.

We expect to record an additional impairment of our oil and natural gas properties during 2015 as a result of declining oil and natural gas prices. Based on the 12-month average oil, natural gas and NGLs prices through July 1, 2015 and if such prices do not change during August and September 2015, we estimate that, on a pro forma basis, we will record a ceiling test write down on our existing assets of approximately $403.0 million at September 30, 2015. This pro forma impairment amount excludes the effect of the LRE Merger and Eagle Rock Merger discussed above. However, whether the amount of any such impairments will be similar in amount to such estimates is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2015, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments. A significant additional impairment is anticipated in the quarter in which we close the LRE Merger and Eagle Rock Merger, which is scheduled to close before September 30, 2015.

While no goodwill impairment was recognized at June 30, 2015, our unit price and accordingly, the fair value of our reporting unit have been volatile. Any further significant decline in prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge in the future.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (a)	2015	2014 (a)
Revenues:
Oil sales	$44,011	$73,963	$79,801	$142,163
Natural gas sales	39,897	69,806	95,651	133,348
NGLs sales	11,933	17,750	19,283	38,748
Oil, natural gas and NGLs sales	95,841	161,519	194,735	314,259
Net gains (losses) on commodity derivative contracts	(20,800)	(38,398)	38,233	(94,436)
Total revenues	$75,041	$123,121	$232,968	$219,823
Costs and expenses:
Production:
Lease operating expenses	$31,600	$34,293	$67,078	$64,715
Production and other taxes	10,754	16,529	22,180	31,563
Depreciation, depletion, amortization, and accretion	63,175	51,508	130,015	95,118
Impairment of oil and natural gas properties	733,365	—	865,975	—
Non-cash compensation	3,866	2,131	7,827	5,003
Other selling, general and administrative expenses	5,276	5,733	10,366	10,899
Total costs and expenses	$848,036	$110,194	$1,103,441	$207,298
Other income (expense):
Interest expense	$(20,374)	$(16,549)	$(40,563)	$(32,808)
Net losses on interest rate derivative contracts	$(281)	$(1,121)	$(1,484)	$(1,579)
Gain on acquisition of oil and natural gas properties	$—	$—	$—	$32,114
Other	$5	$6	$45	$131

(a)	During 2014, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Oil, natural gas and NGLs sales decreased $65.7 million to $95.8 million during the three months ended June 30, 2015 as compared to the same period in 2014. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended		Percentage Increase / (Decrease)
	June 30,
	2015	2014 (a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$50.85	$91.74	(45)%
Natural Gas (Price/Mcf)	$1.69	$3.55	(52)%
NGLs (Price/Bbl)	$14.98	$25.49	(41)%
Average realized prices, including hedges(b):
Oil (Price/Bbl)	$58.02	$84.40	(31)%
Natural Gas (Price/Mcf)	$3.16	$3.48	(9)%
NGLs (Price/Bbl)	$16.93	$25.37	(33)%
Average NYMEX prices:
Oil (Price/Bbl)	$57.94	$103.01	(44)%
Natural Gas (Price/Mcf)	$2.63	$4.67	(44)%
Total production volumes:
Oil (MBbls)	866	806	7%
Natural Gas (MMcf)	23,543	19,649	20%
NGLs (MBbls)	796	696	14%
Combined (MMcfe)	33,514	28,664	17%
Average daily production volumes:
Oil (Bbls/day)	9,511	8,860	7%
Natural Gas (MMcf/day)	259	216	20%
NGLs (Bbls/day)	8,751	7,652	14%
Combined (MMcfe/day)	368	315	17%

(a)	During 2014, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The decrease in oil, natural gas and NGLs sales during the three months ended June 30, 2015 compared to the same period in 2014 was due primarily to the decrease in average realized oil, natural gas and NGLs prices. Oil revenues decreased by 40% from $74.0 million in the second quarter of 2014 to $44.0 million in the second quarter of 2015, as a result of a $40.89 per Bbl, or 45%, decrease in average realized oil price, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $103.01 per Bbl in the second quarter of 2014 to $57.94 per Bbl in the second quarter of 2015. Natural gas revenues decreased by 43% from $69.8 million in the second quarter of 2014 to $39.9 million in the second quarter of 2015 as a result of a $1.86 per Mcf, or 52%, decrease in average realized natural gas price, excluding hedges, offset by a 3,894 MMcf increase in our natural gas production due to acquisitions completed during 2014. NGLs revenues also decreased 33% during the second quarter of 2015 compared to the same period in 2014 due to a $10.51 per Bbl decrease in our average realized NGLs price, excluding hedges, offset by a 100 MBbls increase in NGLs production volumes. Overall, our total production for the three months ended June 30, 2015 increased by 17% on an Mcfe basis compared to the same period in 2014. On an Mcfe basis, crude oil, natural gas and NGLs accounted for 16%, 70% and 14%, respectively, of our production during the three months ended June 30, 2015 compared to 17%, 68% and 15%, respectively, of our production during the same period in 2014.

Hedging and Price Risk Management Activities

During the three months ended June 30, 2015, we recognized a $20.8 million net loss on commodity derivative contracts. Cash receipts on matured commodity derivative contracts of $42.3 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses decreased by $2.7 million to $31.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, of which $7.3 million related to decreased maintenance and repair expenses on existing wells and lower lease operating expenses as a result of negotiated discounts with field vendors due to the low commodity price environment. The decrease was offset by an increase of $4.6 million in lease operating expenses for oil and natural gas properties acquired during 2014.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes decreased by $5.8 million for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to lower wellhead revenues as a result of the decrease in our average realized oil and natural gas prices. As a percentage of wellhead revenues, production, severance and ad valorem taxes increased from 10.2% for the three months ended June 30, 2014 to 11.2% for the three months ended June 30, 2015. The percentage was higher during the three months ended June 30, 2015 primarily due to higher tax rates on properties acquired during 2014 in the states of Wyoming, Colorado, Louisiana, and Texas.

Depreciation, depletion, amortization, and accretion increased by approximately $11.7 million to $63.2 million for the three months ended June 30, 2015 from approximately $51.5 million for the three months ended June 30, 2014, primarily due to a higher depletion base and increased production associated with properties acquired during 2014.

An impairment of oil and natural gas properties of $733.4 million was recognized during the quarter ended June 30, 2015 as a result of a decline in oil and natural gas prices at the measurement date, June 30, 2015. The second quarter 2015 impairment was calculated based on the 12-month average price of $3.44 per MMBtu for natural gas and $71.51 per barrel of crude oil.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses decreased $0.5 million to $5.3 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily resulting from a change in the accrual of executive and employee bonuses for the 2015 performance year discussed below of about $1.7 million, offset by an increase of about $1.2 million resulting from the hiring of additional employees and higher office expenses relating to our acquisitions. Non-cash compensation expense for the three months ended June 30, 2015 increased $1.7 million to $3.9 million as compared to the three months ended June 30, 2014, primarily related to the accrual of executive and employee bonuses that will be paid in Vanguard common units rather than in cash. In addition, our Board of Directors approved the option for Vanguard’s management team to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert and our three independent Board of Directors elected this option and under the plan receive quarterly grants of Vanguard common units instead their 2015 cash compensation.

Other Income and Expense

Interest expense increased to $20.4 million for the three months ended June 30, 2015 from $16.5 million for the three months ended June 30, 2014 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the three months ended June 30, 2015 compared to the same period in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Oil, natural gas and NGLs sales decreased $119.5 million to $194.7 million during the six months ended June 30, 2015 as compared to the same period in 2014. The key oil, natural gas and NGLs revenue measurements were as follows:

	Six Months Ended		Percentage Increase / (Decrease)
	June 30,
	2015	2014(a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$46.52	$89.90	(48)%
Natural Gas (Price/Mcf)	$1.90	$3.74	(49)%
NGLs (Price/Bbl)	$13.93	$30.55	(54)%
Average realized prices, including hedges (b):
Oil (Price/Bbl)	$56.38	$84.36	(33)%
Natural Gas (Price/Mcf)	$3.10	$3.45	(10)%
NGLs (Price/Bbl)	$16.01	$30.10	(47)%
Average NYMEX prices:
Oil (Price/Bbl)	$53.31	$100.89	(47)%
Natural Gas (Price/Mcf)	$2.82	$4.86	(42)%
Total production volumes:
Oil (MBbls)	1,715	1,581	8%
Natural Gas (MMcf)	50,403	35,689	41%
NGLs (MBbls)	1,385	1,268	9%
Combined (MMcfe)	69,003	52,786	31%
Average daily production volumes:
Oil (Bbls/day)	9,477	8,737	8%
Natural Gas (MMcf/day)	278	197	41%
NGLs (Bbls/day)	7,650	7,007	9%
Combined (MMcfe/day)	381	292	31%

(a)	During 2014, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The decrease in oil, natural gas and NGLs sales during the six months ended June 30, 2015 compared to the same period in 2014 was due primarily to the decrease in average realized oil, natural gas and NGLs prices. Oil revenues decreased 44%, from $142.2 million in the first six months of 2014 to $79.8 million in the first six months of 2015, as a result of a $43.38 per Bbl, or 48%, decrease in our average realized oil price, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $100.89 per Bbl during six months ended June 30, 2014 to $53.31 per Bbl during the six months ended June 30, 2015. Natural gas revenues decreased 28% from $133.3 million in the first six months of 2014 to $95.7 million in the first six months of 2015 as a result of a $1.84 per Mcf, or 49%, decrease in our average realized natural gas price, excluding hedges, offset by a 14,714 MMcf, or 41%, increase in our natural gas production due to acquisitions completed during 2014. NGLs revenues also decreased 50% during the first six months of 2015 compared to the same period in 2014 due to a $16.62 per Bbl, or 54%, decrease in our average realized NGLs price, excluding hedges.

Overall, our total production for the six months ended June 30, 2015 increased by 31% on an Mcfe basis compared to the same period in 2014, which was primarily attributable to the impact from all of our acquisitions completed in 2014 wherein we realized the benefit of a full six months of production in 2015. On an Mcfe basis, crude oil, natural gas, and NGLs accounted for 15%, 73% and 12%, respectively, of our production during the six months ended June 30, 2015 compared to 18%, 68% and 14%, respectively, of our production during the same period in 2014.

Hedging and Price Risk Management Activities

During the six months ended June 30, 2015, we recognized $38.2 million in net gains on commodity derivative contracts. Cash payments on matured commodity derivative contracts of $80.6 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by arranging for the counterparty to pay us when commodity prices are below the hedged price and for us to pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by $2.4 million to $67.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, of which $14.2 million related to increased lease operating expenses for oil and natural gas properties acquired during 2014. The increase was offset by a $11.8 million decrease in maintenance and repair expenses on existing wells and lower lease operating expenses as a result of negotiated discounts with field vendors due to the low commodity price environment.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes decreased by $9.4 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to lower wellhead revenues as a result of the decrease in our average realized oil and natural gas prices. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 11.4% and 10.0% for the six months ended June 30, 2015 and 2014, respectively. The percentage was higher during the six months ended June 30, 2015 primarily due to higher tax rates on properties acquired during 2014 in the states of Wyoming, Colorado, Louisiana and Texas.

Depreciation, depletion, amortization, and accretion increased by approximately $34.9 million to $130.0 million for the six months ended June 30, 2015 from approximately $95.1 million for the six months ended June 30, 2014 primarily due to a higher depletion base and increased production associated with properties acquired during 2014.

An impairment of oil and natural gas properties of $866.0 million was recognized during the six months ended June 30, 2015 as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2015 and June 30, 2015. The first quarter impairment of $132.6 million was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil. The second quarter impairment of $733.4 million was calculated based on the 12-month average price of $3.44 per MMBtu for natural gas and $71.51 per barrel of crude oil.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses decreased $0.5 million to $10.4 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily resulting from a change in the accrual of executive and employee bonuses for the 2015 performance year discussed below of about $2.8 million, offset by an increase of about $2.3 million resulting from the hiring of additional employees and higher office expenses related to our acquisitions. Non-cash compensation expense for the six months ended June 30, 2015 increased $2.8 million to $7.8 million as compared to the same period in 2014, primarily related to the accrual of executive and employee bonuses that will be paid in Company common units rather than in cash. In addition, our Board of Directors approved the option for Vanguard’s management team to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert and our three independent Board of Directors elected this option and under the plan receive quarterly grants of Vanguard common units instead their 2015 cash compensation.

Other Income and Expense

Interest expense increased to $40.6 million for the six months ended June 30, 2015 from $32.8 million for the six months ended June 30, 2014 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the six months ended June 30, 2015 compared to the same period in 2014.

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

As of June 30, 2015, our critical accounting policies were consistent with those discussed in our 2014 Annual Report.

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

Liquidity and Capital Resources

Overview

Historically, we have obtained financing through proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties; however, we expect to distribute to unitholders a significant portion of our free cash flow. As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling capital expenditures and distributions to unitholders with cash flow from operations, while funding any acquisition capital expenditures that we might incur with borrowings under our Reserve-Based Credit Facility and publicly offered equity and debt, depending on market conditions. As of July 31, 2015, we had $275.5 million available to be borrowed under our Reserve-Based Credit Facility and our current borrowing base is $1.6 billion.

The borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next scheduled redetermination is in October 2015. Absent new acquisitions of oil and natural gas properties, if commodity prices further decline and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

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

Cash Flow from Operations

Net cash provided by operating activities was $164.7 million during the six months ended June 30, 2015, compared to $154.9 million during the six months ended June 30, 2014. Changes in working capital increased total cash flows by $29.8 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Contributing to the increase in working capital during 2015 was a $54.3 million decrease in accounts receivable related to the timing of receipts from production. The increase in working capital was offset by a $25.3 million decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the six months ended June 30, 2015 or 2014.

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

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $57.5 million for the six months ended June 30, 2015, compared to $573.2 million during the same period in 2014. Cash used in investing activities during the first six months of 2015 primarily included $52.1 million for the drilling and development of oil and natural gas properties and $3.8 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties. Net cash used in investing activities during the first six months of 2014 was primarily attributable to $509.4 million for the acquisition of oil and natural gas properties, $61.5 million for the drilling and development of oil and natural gas properties and $3.7 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties, offset by $2.0 million in proceeds from the sale of certain leasehold interests in the Williston Basin.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $103.1 million for the six months ended June 30, 2015, compared to net cash provided by financing activities of $428.5 million during the same period in 2014. Cash used in financing activities during the six months ended June 30, 2015 included $42.1 million in net repayments of our long-term debt and $89.2 million cash paid to preferred, common and Class B unitholders in the form of distributions. Additionally, cash provided by financing activities during the six months ended June 30, 2015 included net proceeds from our public common unit offerings of $32.7 million. Net cash provided by financing activities during the six months ended June 30, 2014 included net proceeds from our public common unit and preferred unit offerings of $270.3 million and net proceeds from borrowings under our long-term debt of $265.0 million, offset by $106.7 million cash used in distributions to preferred, common and Class B unitholders.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.6 billion (the “Reserve-Based Credit Facility”). As of June 30, 2015, there were approximately $1.32 billion of outstanding borrowings and $275.5 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $4.5 million reduction in availability for letters of credit (discussed below).

On June 3, 2015, the Company entered into the Eighth Amendment to the Credit Agreement which decreased its borrowing base from $2.0 billion to $1.6 billion. However, the Eighth Amendment provides for an automatic increase in the borrowing base of $200.0 million upon closing of the LRE Merger. In addition, the Eighth Agreement includes, among other provisions, an amendment of the debt to “Last Twelve Months Adjusted EBITDA” covenant whereby the Company shall not permit such ratio to be greater than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond.

The applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

The borrowing base is subject to adjustment from time to time (but not less than on a semi-annual basis) based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next scheduled redetermination is in October 2015. Absent new acquisitions of oil and natural gas properties, if commodity prices further decline and banks lower their internal projections of oil, natural gas and NGLs prices, we will be subject to decreases in our borrowing base availability in the future.

As of July 31, 2015, we have $275.5 million available to be borrowed under our Reserve-Based Credit Facility, after reflecting a $4.5 million reduction in availability for letters of credit (as discussed below).

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

As of June 30, 2015, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

The Reserve-Based Credit Facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC Topic 815, “Derivatives and Hedging,” which includes the current portion of derivative contracts; and

•
consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, accretion, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond.

We have the ability to borrow under the Reserve-Based Credit Facility to pay distributions to unitholders as long as there has not been a default or an event of default.

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at June 30, 2015. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the Reserve-Based Credit Facility and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At June 30, 2015, we have unused irrevocable standby letters of credit of approximately $4.5 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

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

The Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate. At June 30, 2015, based on the most restrictive covenants of the Indenture, the Company’s cash balance and the borrowings available under the Reserve-Based Credit Facility, approximately $229.1 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

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

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

A summary of our contractual obligations as of June 30, 2015 is provided in the following table (in thousands):

	Payments Due by Year
	2015	2016	2017	2018	2019	After 2019	Total
Management base salaries (1)	$702	$—	$—	$—	$—	$—	$702
Asset retirement obligations (2)	1,996	4,790	4,610	5,902	3,040	132,651	152,989
Derivative liabilities (3)	14,315	9,871	4,129	—	—	—	28,315
Reserve-Based Credit Facility (4)	—	—	—	1,320,000	—	—	1,320,000
Senior Notes and related interest	32,484	43,313	43,313	43,313	43,312	564,437	770,172
Operating leases	608	1,078	1,089	1,337	1,342	216	5,670
Development commitments (5)	44,426	—	—	—	—	—	44,426
Firm transportation agreements (6)	8,350	14,508	12,363	11,696	9,661	410	56,988
Lease Financing Obligations (7)	2,721	5,033	5,216	5,408	5,607	5,988	29,973
Total	$105,602	$78,593	$70,720	$1,387,656	$62,962	$703,702	$2,409,235

(1)
Our Board of Directors approved the option for Vanguard’s management team to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert elected this option and under the plan will receive quarterly grants of Vanguard common units instead of their remaining 2015 full cash compensation totaling $0.5 million.

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

(5)	Represents authorized expenditures for drilling, completion and major workover projects.

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

For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, Adjusted EBITDA decreased 7%, from $97.7 million to $90.6 million. For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, Adjusted EBITDA decreased 6%, from $187.6 million to $175.9 million. The following table presents a reconciliation of consolidated net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(793,645)	$(4,737)	$(912,475)	$10,383
Plus:
Interest expense	20,374	16,549	40,563	32,808
Depreciation, depletion, amortization, and accretion	63,175	51,508	130,015	95,118
Impairment of oil and natural gas properties	733,365	—	865,975	—
Net (gains) losses on commodity derivative contracts	20,800	38,398	(38,233)	94,436
Net cash settlements received (paid) on matured commodity derivative contracts (a)(b)(c)	42,329	(7,410)	80,620	(19,380)
Net losses on interest rate derivative contracts (d)	281	1,121	1,484	1,579
Gain on acquisition of oil and natural gas properties	—	—	—	(32,114)
Texas margin taxes	34	130	142	(281)
Compensation related items	3,866	2,131	7,827	5,003
Adjusted EBITDA	$90,579	$97,690	$175,918	$187,552

(a) Excludes premiums paid, whether at inception or deferred, for derivative contracts that settled during the period. We consider the cost of premiums paid for derivatives as an investment related to our underlying oil and natural gas properties.	$2,047	$—	$2,567	$—
(b) Excludes the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. We consider the amounts paid to sellers for derivative contracts assumed with business combinations a part of the purchase price of the underlying oil and natural gas properties. Also excludes the fair value of derivative contracts acquired and settled during the period.	$11,732	$5,983	$20,281	$10,864
(c) Excludes fair value of restructured derivative contracts.	$—	$—	$(31,945)	$—
(d) Includes settlements paid on interest rate derivatives	$990	$1,015	$1,980	$2,005

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

At June 30, 2015, the fair value of commodity derivative contracts was an asset of approximately $186.7 million, of which $117.3 million settles during the next twelve months.

The following table summarizes natural gas commodity derivative contracts in place at June 30, 2015:

	July 1 - December 31, 2015	2016	2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	44,252,000	55,083,000	24,027,000
Fixed Price ($/MMBtu)	$4.26	$4.47	$4.35
Three-Way Collars:
Notional Volume (MMBtu)	—	12,810,000	16,425,000
Floor Price ($/MMBtu)	$—	$3.95	$3.92
Ceiling Price ($/MMBtu)	$—	$4.25	$4.23
Put Sold ($/MMBtu)	$—	$3.00	$3.37
Total Gas Positions:
Notional Volume (MMBtu)	44,252,000	67,893,000	40,452,000
Floor Price ($/MMBtu)	$4.26	$4.37	$4.18

	July 1 - December 31, 2015	2016	2017
Oil Positions:
Fixed-Price Swaps:
Notional Volume (Bbls)	1,205,200	329,400	—
Fixed Price ($/Bbl)	$71.94	$76.10	$—
Collars:
Notional Volume (Bbls)	138,000	—	—
Floor Price ($/Bbl)	$50.00	$—	$—
Ceiling Price ($/Bbl)	$57.71	$—	$—
Puts:
Notional Volume (Bbls)	—	366,000	—
Put Price ($/Bbl)	$—	$60.00	$—
Three-Way Collars:
Notional Volume (Bbls)	138,000	1,061,400	—
Floor Price ($/Bbl)	$90.00	$90.00	$—
Ceiling Price ($/Bbl)	$97.35	$96.18	$—
Put Sold ($/Bbl)	$76.67	$73.62	$—
Total Oil Positions:
Notional Volume (Bbls)	1,481,200	1,756,800	—
Floor Price ($/Bbl)	$71.58	$81.14	$—

	July 1 - December 31, 2015	2016
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Propane
Notional Volume (Bbls)	82,800	274,500
Fixed Price ($/Bbl)	$43.21	$22.40
Mont Belvieu N. Butane
Notional Volume (Bbls)	18,400	128,100
Fixed Price ($/Bbl)	$52.08	$27.63
Mont Belvieu Isobutane
Notional Volume (Bbls)	23,000	54,900
Fixed Price ($/Bbl)	$53.00	$27.20
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	—	109,800
Fixed Price ($/Bbl)	$—	$52.97
Total NGLs Positions:
Notional Volume (Bbls)	124,200	567,300
Fixed Price ($/Bbl)	$46.34	$29.96

As of June 30, 2015, the Company sold the following put option contracts:

	July 1 - December 31, 2015	2016	2017
Gas Positions:
Notional Volume (MMBtu)	13,340,000	1,830,000	1,825,000
Put Sold ($/MMBtu)	$3.03	$3.00	$3.50
Oil Positions:
Notional Volume (Bbls)	257,600	146,400	73,000
Put Sold ($/Bbl)	$71.43	$75.00	$75.00

As of June 30, 2015, the Company had the following open range bonus accumulator contracts:

	July 1 - December 31, 2015	2016
Gas Positions:
Notional Volume (MMBtu)	736,000	—
Bonus ($/MMBtu)	$0.16	$—
Range Ceiling ($/MMBtu)	$4.00	$—
Range Floor ($/MMBtu)	$2.50	$—
Oil Positions:
Notional Volume (Bbls)	92,000	183,000
Bonus ($/Bbl)	$4.00	$4.00
Range Ceiling ($/Bbl)	$100.00	$100.00
Range Floor ($/Bbl)	$75.00	$75.00

As of June 30, 2015, the Company had the following open basis swap contracts:

	July 1 - December 31, 2015	2016	2017
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	14,720,000	18,300,000	10,950,000
Weighted-basis differential ($/MMBtu)	$(0.28)	$(0.24)	$(0.22)

	July 1 - December 31, 2015	2016
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	257,600	366,000
Weighted-basis differential ($/Bbl)	$(1.68)	$(1.08)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	73,600	219,600
Weighted-basis differential ($/Bbl)	$(2.33)	$(0.43)
WTI and West Canadian Select Basis Differential
Notional Volume (Bbls)	368,000	—
Weighted-basis differential ($/Bbl)	$(14.50)	$—

As of June 30, 2015, the Company sold calls as follows:

	July 1 - December 31, 2015	2016	2017
Gas Positions:
Notional Volume (MMBtu)	—	9,150,000	9,125,000
Weighted Average Fixed Price ($/MMBtu)	$—	$4.25	$4.50
Oil Positions:
Notional Volume (Bbls)	36,800	622,200	365,000
Weighted Average Fixed Price ($/Bbl)	$105.00	$125.00	$95.00

As of June 30, 2015, the Company had the following open call spread contracts:

July 1 - December 31, 2015
Oil Positions:
Notional Volume (Bbls)	947,600
Call Price ($/Bbl)	$70.00
Short Call Price ($/Bbl)	$85.00

Interest Rate Risks

At June 30, 2015, we had debt outstanding of $1.9 billion. The amount outstanding under our Reserve-Based Credit Facility at June 30, 2015 was approximately $1.32 billion and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.2 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under net gains or losses on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at June 30, 2015 (in thousands):

	July 1 - December 31, 2015(1)(2)	2016
Weighted Average Notional Amount	$330,163	$169,399
Weighted Average Fixed LIBOR Rate	1.24%	1.49%

(1)	On August 5, 2015, the counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

(2)	The counterparty has the option to require Vanguard to pay a fixed rate of 0.91% for a notional amount of $50.0 million from December 10, 2015 to December 10, 2017.

Counterparty Risk

At June 30, 2015, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at June 30, 2015
ABN AMRO (A)	$1,253	$1,432	$—	$—	$2,685
Bank of America (A)	8,786	6,453	—	—	15,239
Barclays (A-)	6,523	2,215	—	—	8,738
BMO (A+)	4,746	2,715	—	—	7,461
CIBC (A+)	2,400	1,371	—	—	3,771
Citibank (A)	8,022	882	—	—	8,904
Comerica (A)	1,508	442	—	—	1,950
Commonwealth Bank of Australia (AA-)	496	1,059	—	—	1,555
Credit Agricole (A)	—	—	(471)	(66)	(537)
Fifth Third Bank (A-)	3,563	465	—	—	4,028
Huntington Bank (BBB+)	296	231	—	—	527
ING Financial Markets (A)	1,325	747	—	—	2,072
JP Morgan (A)	34,048	24,696	—	—	58,744
Morgan Stanley (A-)	5,026	4,529	—	—	9,555
Natixis (A)	6,948	2,143	—	—	9,091
PNC (A-)	35	—	—	—	35
RBC (AA-)	6,579	5,732	—	—	12,311
Shell (AA-)	—	—	(279)	—	(279)
Scotia Capital (A+)	14,599	9,189	—	—	23,788
SunTrust (A-)	1,020	841	—	—	1,861
Wells Fargo (AA-)	7,242	3,800	—	—	11,042
Total	$114,415	$68,942	$(750)	$(66)	$182,541

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $183.4 million at June 30, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

Litigation Relating to the Eagle Rock Merger

On May 28, 2015 and June 10, 2015, alleged Eagle Rock unitholders (the “State Plaintiffs”) filed two derivative and class action lawsuits against Eagle Rock, Eagle Rock GP, Eagle Rock Energy G&P, LLC (“Eagle Rock G&P”), Vanguard, Talon Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard (“Merger Sub”), and the members of Eagle Rock G&P’s board of directors (collectively, the “Defendants”). These lawsuits are styled (a) Irving and Judith Braun v. Eagle Rock Energy GP, L.P. et al., Cause No. 2015-30441, in the District Court of Harris County, Texas, 125th Judicial District; and (b) Cecil Philan v. Eagle Rock Energy GP, L.P. et al., Cause No. 2015-33313, in the District Court of Harris County, Texas, 295th Judicial District (the “State Lawsuits”). On June 1, 2015, another alleged Eagle Rock unitholder (the “Federal Plaintiff” and, together with the State Plaintiffs, the “Plaintiffs”) filed a class action lawsuit against Defendants. This lawsuit is styled Pieter Heydenrych v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470, in the United States District Court for the Southern District of Texas, Houston Division (together with the State Lawsuits, the “Lawsuits”).

The Plaintiffs allege a variety of causes of action challenging the Eagle Rock Merger, including that (i) the members of Eagle Rock G&P’s board of directors have allegedly breached duties and the implied covenant of good faith and fair dealing in connection with the Eagle Rock Merger, and (ii) Eagle Rock GP, Eagle Rock G&P, Vanguard, and Merger Sub have allegedly aided and abetted in these alleged breaches. In general, the Plaintiffs allege that the Eagle Rock Merger (a) provides inadequate consideration to Eagle Rock unitholders, (b) is not subject to minority unitholder approval due to the support agreement and the absence of a majority-of-the-minority vote requirement, (c) contains contractual terms (e.g., the no-solicitation, matching rights, and termination fee provisions) that will dissuade other potential merger partners from making alternative proposals, and (d) does not include a collar to protect Eagle Rock unitholders against declines in Vanguard’s unit price. The Federal Plaintiff also alleges that Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. In general, the Federal Plaintiff alleges that the registration statement filed in connection with the Eagle Rock Merger fails, among other things, to disclose allegedly material details concerning (i) Eagle Rock’s and Vanguard’s financial and operational projections, (ii) the analysis underlying the opinion of the financial advisor to Eagle Rock, (iii) the analysis underlying the opinion of the financial advisor to Vanguard, and (iv) the background of the Eagle Rock Merger.

Based on these allegations, the Plaintiffs seek to enjoin Eagle Rock from proceeding with or consummating the Eagle Rock Merger. To the extent that the Eagle Rock Merger is consummated before injunctive relief is granted, the Plaintiffs seek to have the Eagle Rock Merger rescinded. The Federal Plaintiff also seeks damages. The Plaintiffs also seek attorneys’ fees.
The Defendants’ date to answer, move to dismiss, or otherwise respond to the Lawsuits has not yet been set. Vanguard cannot predict the outcome of the Lawsuits or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the Lawsuits. The Defendants believe the Lawsuits are without merit and intend to vigorously defend against them.

Litigation Relating to the LRE Merger

A putative class action was filed on June 3, 2015 in connection with the LRE Merger by a purported LRE unitholder (the “LRE Delaware Plaintiff”) against LRE, LRE GP, LLC (“LRE GP”), the members of the LRE GP board of directors, Vanguard, Lighthouse Merger Sub, LLC, an indirect wholly owned subsidiary of Vanguard (“Lighthouse Merger Sub”), and the other parties to the LRE Merger Agreement (collectively, the “LRE Litigation Defendants”). The lawsuit was styled Barry Miller v. LRR Energy, L.P. et al., Case No. 11087-VCG, in the Court of Chancery of the State of Delaware (the “LRE Delaware Lawsuit”). On July 23, 2015, the LRE Delaware Plaintiff voluntarily dismissed the LRE Delaware Lawsuit without prejudice.

On July 10, 2015 and July 13, 2015, two additional purported LRE unitholders (the “LRE Texas Plaintiffs”) filed putative class action lawsuits against the LRE Litigation Defendants. These lawsuits are styled (a) Christopher Tiberio v. Eric Mullins et al., Cause No. 2015-39864, in the District Court of Harris County, Texas, 334th Judicial District; and (b) Eddie

Hammond v. Eric Mullins et al., Cause No. 2015-40154, in the District Court of Harris County, Texas, 295th Judicial District (the “LRE Texas Lawsuits”).

On July 14, 2015, an additional purported LRE unitholder (the “LRE Federal Plaintiff”) filed a putative class action lawsuit against the LRE Litigation Defendants. This lawsuit was styled Ronald Krieger v. LRR Energy, L.P. et al., Civil Action No. 4:15-cv-2017, in the United States District Court for the Southern District of Texas, Houston Division (the “LRE Federal Lawsuit”). On July 17, 2015, the LRE Federal Plaintiff voluntarily dismissed the LRE Federal Lawsuit without prejudice.

The LRE Texas Lawsuits allege that LRE GP’s directors breached their duties to LRE unitholders in the LRE Merger and were aided and abetted in such breaches by the other LRE Litigation Defendants. In general, the LRE Texas Plaintiffs allege that the LRE Merger (a) provides inadequate consideration to LRE unitholders and (b) contains contractual terms that will dissuade other potential merger partners from making alternative proposals for LRE (e.g., the no-solicitation provision, matching rights provision, termination fee provision, and the requirement that certain LRE unitholders enter into a voting and support agreement). The LRE Texas Plaintiffs also allege that certain of LRE GP’s directors and officers have personal interests in the LRE Merger that are not shared by LRE’s public unitholders due to the vesting of these individuals’ restricted LRE units as a result of the LRE Merger. Prior to the dismissal of the LRE Delaware Lawsuit, the LRE Delaware Plaintiff made similar claims.

The LRE Texas Lawsuits further allege that the LRE Litigation Defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. In general, the LRE Texas Plaintiffs allege that the proxy statement/prospectus filed in connection with the LRE Merger fails, among other things, to disclose allegedly material details concerning (i) the background of the LRE Merger and (ii) the financial analyses conducted by LRE’s and Vanguard’s financial advisors in connection with the LRE Merger. Prior to the dismissal of the LRE Federal Lawsuit, the LRE Federal Plaintiff made similar disclosure claims.

The LRE Texas Plaintiffs seek, among other relief, to enjoin the LRE Merger, or rescind the LRE Merger in the event it is consummated, and an award of damages, attorneys’ fees and costs.

The LRE Texas Plaintiffs have not yet served the LRE Litigation Defendants, and the LRE Litigation Defendants’ date to answer, move to dismiss, or otherwise respond to the LRE Texas Lawsuits has not yet been set.

Vanguard cannot predict the outcome of the LRE Texas Lawsuits or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the LRE Texas Lawsuits. The LRE Litigation Defendants believe the LRE Texas Lawsuits are without merit and intend to vigorously defend against them.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our 2014 Annual Report. There have been no material changes to the risk factors set forth in our 2014 Annual Report, other than as set forth below.

Risk Factors Relating to the LRE Merger and Eagle Rock Merger (the “Proposed Mergers”)

There may be substantial disruption to Vanguard’s business and distraction of its management and employees as a result of the Proposed Mergers.

There may be substantial disruption to the Vanguard’s business and distraction of its management and employees from day-to-day operations because matters related to the Proposed Mergers may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

Vanguard may have difficulty attracting, motivating and retaining executives and other employees in light of the Proposed Mergers.

The success of the combined organization after the Proposed Mergers will depend in part upon the ability of Vanguard to retain its key employees, including key Eagle Rock employees. Key employees may depart either before or after the

Proposed Mergers because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the Proposed Mergers. Accordingly, no assurance can be given that the combined organization will be able to retain key Vanguard or Eagle Rock employees to the same extent as in the past.

Lawsuits have been filed challenging the Proposed Mergers, and any injunctive relief, rescission, damages, or other adverse judgment could prevent the Proposed Mergers from occurring or could have a material adverse effect on Eagle Rock, LRE, Vanguard, Merger Sub, or Lighthouse Merger Sub.

Alleged Eagle Rock unitholders have filed lawsuits challenging the Eagle Rock Merger against Eagle Rock, Eagle Rock GP, Eagle Rock G&P, Vanguard, Merger Sub, and the members of the Eagle Rock G&P board of directors. Alleged LRE unitholders have filed lawsuits challenging the LRE Merger against LRE, LRE GP, the members of the LRE GP board of directors, Vanguard, Lighthouse Merger Sub, and the other parties to the LRE Merger Agreement. For more information on these lawsuits, see ‘‘Part II-Item 1-Legal Proceedings.’’

One of the conditions to the completion of the Eagle Rock Merger is that no order, decree or injunction of any court or agency of competent jurisdiction shall be in effect, and no law shall have been enacted or adopted, that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the Eagle Rock Merger. One of the conditions to the completion of the LRE Merger is that no order, decree or injunction of any court or agency of competent jurisdiction shall be in effect, and no law shall have been enacted or adopted, that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the LRE Merger. The completion of the LRE Merger is not a condition to the completion of the Eagle Rock Merger, and the completion of the Eagle Rock Merger is not a condition to the completion of the LRE Merger.

A preliminary injunction could delay or jeopardize the completion of the Proposed Mergers, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Proposed Mergers. An adverse judgment for rescission or for monetary damages could have a material adverse effect on Eagle Rock, LRE, Vanguard or Merger Sub.

Vanguard is subject to business uncertainties and contractual restrictions while the Proposed Mergers are pending, which could adversely affect each party’s business and operations.

In connection with the Proposed Mergers, it is possible that some customers, suppliers and other persons with whom Vanguard has business relationships may delay or defer certain business decisions or, might decide to seek to terminate, change or renegotiate their relationship with Vanguard as a result of the Proposed Mergers, which could negatively affect Vanguard’s revenues, earnings and cash available for distribution, as well as the market price of Vanguard common units, regardless of whether the Proposed Mergers are completed.

Under the terms of the Eagle Rock Merger agreement, each of Vanguard and Eagle Rock is subject to certain restrictions on the conduct of its business prior to completing the Eagle Rock Merger, and under the terms of the LRE Merger agreement, Vanguard is subject to restrictions on the conduct of its business prior to completing the LRE Merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the Proposed Mergers. Furthermore, the process of planning to integrate two businesses and organizations for the post-Eagle Rock Merger and post-LRE Merger period can divert management attention and resources and could ultimately have an adverse effect on each party.

Vanguard will incur substantial transaction-related costs in connection with the Proposed Mergers.

Vanguard expects to incur substantial expenses in connection with completing the Proposed Mergers and integrating the business, operations, networks, systems, technologies, policies and procedures of Vanguard, LRE and Eagle Rock. These expenses include, but are not limited to, severance costs, fees paid to legal, financial and accounting advisors, filing fees and printing costs. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance, and there are a number of factors beyond Vanguard’s, LRE’s and Eagle Rock’s control that could affect the total amount or the timing of transaction (including severance and integration) expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction (including severance and integration) expenses associated with the Proposed Mergers could, particularly in the near term, exceed the savings that the combined organization expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of businesses following the completion of the Proposed Mergers.

The Proposed Mergers are subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Proposed Mergers, or significant delays in completing the Proposed Mergers, could negatively affect the trading prices of Vanguard common units and the future business and financial results of Vanguard.

The completion of the Proposed Mergers is subject to a number of conditions. The completion of the Proposed Mergers is not assured and is subject to risks, including the risk that the approval of the LRE Merger by the LRE unitholders, the risk that approval of the Eagle Rock Merger by the Eagle Rock unitholders and the risk that approval of the Vanguard common unit issuance are not obtained or that other closing conditions are not satisfied. If the Proposed Mergers are not completed, or if there are significant delays in completing the Proposed Mergers, the trading prices of Vanguard common units and the future business and financial results of Vanguard could be negatively affected, and will be subject to several risks, including the following:

•	Vanguard may be liable for damages to LRE or Eagle Rock under the terms and conditions of the respective merger agreements;

•
negative reactions from the financial markets, including declines in the price of Vanguard common units due to the fact that current prices may reflect a market assumption that the Proposed Mergers will be completed;

•
having to pay certain significant costs relating to the Proposed Mergers, including, in certain circumstances, the termination fee of $20,000,000 and the obligation to reimburse costs of up to $2,317,700 if the Eagle Rock merger agreement is terminated, and the obligation to reimburse costs of up to $1,215,000 if the LRE Merger Agreement is terminated, as described in respective merger agreements; and

•
the attention of the management of Vanguard will have been diverted to the Proposed Mergers rather than Vanguard’s own operations and the pursuit of other opportunities that could have been beneficial to Vanguard.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
2.1
Purchase Agreement and Plan of Merger, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lighthouse Merger Sub, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P., Lime Rock Resources II-C, L.P., LRR Energy, L.P. and LRE GP, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by LRR Energy, L.P. with the SEC on April 22, 2015).
Form 8-K, filed April 22, 2015 (File No. 001-33756)

2.2
Agreement and Plan of Merger, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Talon Merger Sub, LLC, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Eagle Rock with the SEC on May 22, 2015).
Form 8-K, filed May 22, 2015 (File No. 001-33756)
3.1	Fifth Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.1
Registration Rights Agreement, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by LRR Energy, L.P. with the SEC on April 22, 2015).
Form 8-K, filed April 22, 2015 (File No. 001-33756)
4.2
Registration Rights Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Montierra Minerals & Production, L.P., Montierra Management LLC, Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., NGP Income Management L.L.C., Eagle Rock Holdings NGP 7, LLC, Eagle Rock Holdings NGP 8, LLC, ERH NGP 7 SPV, LLC, ERH NGP 8 SPV, LLC, NGP Income Co-Investment Opportunities Fund II, L.P. and NGP Energy Capital Management, L.L.C.
Form 8-K, filed May 22, 2015 (File No. 001-33756)
4.3
Amended and Restated Registration Rights Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by LRR Energy, L.P. with the SEC on May 26, 2015).
Form 8-K, filed May 26, 2015 (File No. 001-33756)
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
10.1
Voting and Support Agreement, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P. LRR Energy, L.P., LRE GP, LLC, and, solely for purposes of Section 3.2, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LRR Energy, L.P. with the SEC on April 22, 2015).
Form 8-K, filed April 22, 2015 (File No. 001-33756)
10.2
Amended and Restated Voting and Support Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P. LRR Energy, L.P., LRE GP, LLC, and, solely for purposes of Section 3.2, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LRR Energy, L.P. with the SEC on May 26, 2015).
Form 8-K, filed May 26, 2015 (File No. 001-33756)

10.3	Eighth Amendment, dated June 3, 2015, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto	Form 8-K, filed June 3, 2015 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: August 4, 2015
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)