Form 10-K
period 2015-12-31
Vanguard Natural Resources, LLC
filed 2016-03-08
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The aggregate market value of Vanguard Natural Resources, LLC common units held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,262,296,407 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of March 3, 2016, 130,481,279 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s proxy statement to be furnished to unitholders in connection with its 2016 Annual Meeting of Unitholders are incorporated by reference in Part III— Items 10-14 of this annual report on Form 10-K for the year ending December 31, 2015 (this “Annual Report”). Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Vanguard Natural Resources, LLC

Forward-Looking Statements

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).  All statements other than historical facts, including, without limitation, statements regarding the expected future reserves, production, financial position, business strategy, revenues, earnings, costs, capital expenditures and debt levels of us, and plans and objectives of management for future operations, are forward-looking statements.  When used in this Annual Report, words such as we “may,” “can,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “predict,” “project,” “foresee,” “believe,” “will” or “should,” “would,” “could,” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. It is uncertain whether the events anticipated will transpire, or if they do occur what impact they will have on our results of operations and financial condition.   Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results, the ability to generate sales, income or cash flow, to service debt or to resume cash distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine actual results are beyond our ability to control or predict. These risks and uncertainties include, but are not limited to:

•	risks relating to any of our unforeseen liabilities;

•	further declines in oil, natural gas liquids (“NGLs”) or natural gas prices;

•	the level of success in exploitation, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to level of indebtedness and periodic redeterminations of the borrowing base under our credit agreements;

•	ability to comply with covenants contained in the agreements governing our indebtedness;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to generate sufficient cash flows to resume cash distributions;

•	ability to obtain external capital to finance exploitation and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing;

•	failure of properties to yield oil or gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and gas operations;

•	inability to access oil and gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance;

•	change to tax treatment; and

•	other risks described under the caption “Risk Factors” in this Annual Report on Form 10-K.

Reservoir engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reservoir engineers. In addition the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.

Unless expressly stated otherwise, forward-looking statements are based on the expectations and beliefs of our management, based on information currently available, concerning future events affecting us. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to uncertainties and factors related to our operations and business environments, all of which are difficult to predict and many of which are beyond our control. Any or all of the forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The foregoing list of factors should not be construed to be exhaustive. Many factors mentioned in this Annual Report on Form 10-K, including the risks outlined under the caption “Risk Factors” will be important in determining future results, and actual future results may vary materially.

There is no assurance that the actions, events or results of the forward-looking statements will occur, or, if any of them do, when they will occur or what effect they will have on our results of operations, financial condition, cash flows or distributions. In view of these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of their dates. Except as required by law, we do not intend to update or revise our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Operating, LLC (“VO”), VNR Finance Corp. (“VNRF”), Encore Clear Fork Pipeline LLC, Escambia Operating Co. LLC (“EOC”), Escambia Asset Co. LLC (“EAC”), Eagle Rock Energy Acquisition Co., Inc. (“ERAC”), Eagle Rock Upstream Development Co., Inc. (“ERUD”), Eagle Rock Energy Acquisition Partnership, L.P. (“ERAP”), Eagle Rock Energy Acquisition Co. II, Inc. (“ERAC II”), Eagle Rock Upstream Development Co. II, Inc. (“ERUD II”) and Eagle Rock Energy Acquisition Partnership II, L.P. (“ERAP II”).

PART I

ITEM 1.  BUSINESS

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2015, we own properties and oil and natural gas reserves primarily located in ten operating basins:

•	the Green River Basin in Wyoming;

•	the Permian Basin in West Texas and New Mexico;

•	the Gulf Coast Basin in Texas, Louisiana, Mississippi and Alabama;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Piceance Basin in Colorado;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on the NASDAQ Global Select Market (“NASDAQ”), an exchange of the NASDAQ OMX Group Inc. (Nasdaq: NDAQ), under the symbol “VNR.” Our Series A, Series B and Series C Cumulative Preferred units are also listed on the NASDAQ under the symbols “VNRAP”, “VNRBP” and “VNRCP,” respectively. For financial information regarding Vanguard, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Organizational Structure

The following diagram depicts our organizational structure as of March 7, 2016:

VANGUARD
NATURAL RESOURCES, LLC
NASDAQ: VNR
100%
100%
VANGUARD NATURAL GAS, LLC
VNR FINANCE CORP.
100%
100%
VANGUARD OPERATING, LLC
100%
100%
ESCAMBIA OPERATING CO. LLC
ESCAMBIA ASSET CO. LLC
VNR HOLDINGS, LLC
100%
100%
100%
EAGLE ROCK ENERGY ACQUISITION CO. II, Inc.
EAGLE ROCK ENERGY ACQUISITION CO., Inc.
ENCORE CLEAR FORK PIPELINE LLC
100%
100%
EAGLE ROCK UPSTREAM DEVELOPMENT COMPANY II, Inc.
EAGLE ROCK UPSTREAM DEVELOPMENT COMPANY, Inc.
1% GP
4% LP
95% LP
95% LP
1% GP
4% LP
EAGLE ROCK ACQUISITION PARTNERSHIP II, L.P.
EAGLE ROCK ACQUISITION PARTNERSHIP, L.P.

Recent Developments

2015 Mergers

LRE Merger

On October 5, 2015, we completed the transactions contemplated by the Purchase Agreement and Plan of Merger, dated as of April 20, 2015 (the “LRE Merger Agreement”), by and among us, Lighthouse Merger Sub, LLC, our wholly owned subsidiary (“LRE Merger Sub”), Lime Rock Management LP (“LR Management”), Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”), Lime Rock Resources C, L.P. (“LRR C”), Lime Rock Resources II-A, L.P. (“LRR II-A”), Lime Rock Resources II-C, L.P. (“LRR II-C”), and, together with LRR A, LRR B, LRR C, LRR II-A and LR Management, the “GP Sellers”), LRR Energy, L.P. (“LRE”) and LRE GP, LLC (“LRE GP”), the general partner of LRE.

Pursuant to the terms of the LRE Merger Agreement, LRE Merger Sub was merged with and into LRE, with LRE continuing as the surviving entity and as our wholly owned subsidiary (the “LRE Merger”), and, at the same time, we acquired all of the limited liability company interests in LRE GP from the GP Sellers in exchange for common units representing limited liability company interests in Vanguard. Under the terms of the LRE Merger Agreement, each common unit representing interests in LRE (the “LRE common units”) was converted into the right to receive 0.550 newly issued Vanguard common units.

As consideration for the LRE Merger, Vanguard issued approximately 15.4 million common units valued at $123.3 million based on the closing price per Vanguard common unit of $7.98 at October 5, 2015 and assumed $290.0 million in debt. The debt assumed was extinguished using borrowings under the Company’s Reserve-Based Credit Facility following the close of the LRE Merger. The Vanguard common units issued include 12,320 Vanguard common units issued as consideration for our purchase of the limited liability company interests in LRE GP. As of December 31, 2015, based on internal reserve estimates, properties acquired in the LRE Merger had estimated total net proved reserves of 126.1 MMcfe, of which 49% was natural gas reserves and 85% was proved developed producing.

Following the closing of the LRE Merger, LRE merged with and into VO and LRE GP merged with and into VNG, and LRE and LRE GP ceased to exist.

Eagle Rock Merger

On October 8, 2015, we completed the transactions contemplated by the Agreement and Plan of Merger, dated as of May 21, 2015 (the “Eagle Rock Merger Agreement”), by and among us, Talon Merger Sub, LLC, our wholly owned subsidiary (“Eagle Rock Merger Sub”), Eagle Rock Energy Partners, L.P. (“Eagle Rock”) and Eagle Rock Energy GP, L.P. (“Eagle Rock GP”). Pursuant to the terms of the Eagle Rock Merger Agreement, Eagle Rock Merger Sub was merged with and into Eagle Rock with Eagle Rock continuing as the surviving entity and as our wholly owned subsidiary (the “Eagle Rock Merger”).

Under the terms of the Eagle Rock Merger Agreement, each common unit representing limited partner interests in Eagle Rock (“Eagle Rock common unit”) was converted into the right to receive 0.185 newly issued Vanguard common units or, in the case of fractional Vanguard common units, cash (without interest and rounded up to the nearest whole cent). We issued approximately 27.7 million Vanguard common units valued at $258.3 million based on the closing price of $9.31 at October 8, 2015 and assumed $156.6 million in debt in connection with the Eagle Rock Merger. The Company extinguished $122.3 million of the debt assumed using borrowings under its Reserve-Based Credit Facility following the close of the Eagle Rock Merger. As of December 31, 2015, based on internal reserve estimates, properties acquired in the Eagle Rock Merger had estimated total net proved reserves of 390.6 MMcfe, of which 52% was natural gas reserves and 65% was proved developed producing.

Following the closing of the Eagle Rock Merger, Eagle Rock and Eagle Rock GP merged with and into VO, and Eagle Rock and Eagle Rock GP ceased to exist.
Debt Exchange

On February 10, 2016, we issued approximately $75.6 million aggregate principal amount of new 7.0% Senior Secured Second Lien Notes due 2023 (the “Senior Secured Second Lien Notes”) to certain eligible holders of our outstanding 7.875% Senior Notes due 2020 (the “Senior Notes due 2020”) in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 held by such holders. The Senior Secured Second Lien Notes were issued to certain eligible holders of Senior Notes due 2020 who validly tendered and did not validly withdraw their Senior Notes due 2020 pursuant to the terms of our exchange offer. Interest on the Senior Secured Second Lien Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2016. The Senior Secured Second Lien Notes will mature on (i) February 15, 2023 or (ii) December 31, 2019 if, prior to December 31, 2019, we have not repurchased, redeemed or otherwise repaid in full all of the Senior Notes due 2020 outstanding at that time in excess of $50.0 million in aggregate principal amount and, to the extent we repurchased, redeemed or otherwise repaid the Senior Notes due 2020 with proceeds of certain indebtedness, if such indebtedness has a final maturity date no earlier than the date that is 91 days after February 15, 2023.

Proved Reserves

Our total estimated proved reserves at December 31, 2015 were 2,288.9 Bcfe, of which approximately 17% were oil reserves, 68% were natural gas reserves and 15% were NGLs reserves. Of these total estimated proved reserves, approximately 72% were classified as proved developed. At December 31, 2015, estimated future cash inflows from estimated future production of proved reserves were computed using the average oil, natural gas and NGLs price based upon the 12-month average price of $50.20 per barrel of crude oil, $2.62 per MMBtu for natural gas, and $16.14 per barrel of NGLs.

At December 31, 2015, we owned working interests in 14,459 gross (5,285 net) productive wells. Our operated wells accounted for approximately 56% of our total estimated proved reserves at December 31, 2015. Our average net daily production was 415,343 Mcfe/day for the year ended December 31, 2015 and was 511,119 Mcfe/day for the fourth quarter of 2015. Our average proved reserves-to-production ratio, or average reserve life, is approximately 12 years based on our total proved reserves as of December 31, 2015 and our fourth quarter 2015 annualized production.

Additionally, we own approximately 881,508 gross undeveloped leasehold acres surrounding our existing wells. As of December 31, 2015, we have identified 1,591 proved undeveloped drilling locations and over 5,013 other drilling locations on our leasehold acreage.

Business Strategies

Our primary business objective is to generate stable cash flows to allow us to make monthly cash distributions to our unitholders, and over the long-term to increase the amount of our future distributions by executing the following business strategies:

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

Properties

As of December 31, 2015, through certain of our subsidiaries, we own interests in oil and natural gas properties located in ten operating basins. The following table presents the production for the year ended December 31, 2015 and the estimated proved reserves for each operating area:

	2015 Net Production
	Natural Gas	Oil	NGLs	Total	Net Estimated Proved Reserves	PV-10 Value
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcfe)	(in millions)
Green River Basin	41,431	364	796	48,394	684,194	$340.7
Permian Basin	4,296	1,164	390	13,617	232,234	$290.5
Gulf Coast Basin	6,886	589	403	12,838	264,336	$288.6
Anadarko Basin	2,242	211	230	4,890	280,171	$245.0
Piceance Basin	23,678	239	1,353	33,230	425,819	$232.3
Big Horn Basin	217	884	98	6,107	89,125	$139.1
Arkoma Basin	17,200	73	208	18,887	246,006	$135.2
Williston Basin	188	472	5	3,051	27,272	$34.4
Wind River Basin	2,930	12	6	3,040	23,944	$11.6
Powder River Basin	7,547	—	—	7,547	15,832	$5.1
Total	106,615	4,008	3,489	151,601	2,288,933	1,722.5

The following is a description of our properties by operating basin:

Green River Basin Properties

Our Green River Basin properties are comprised of assets in the Pinedale and Jonah fields of southwestern Wyoming. Production in the Green River Basin is dominated by natural gas and NGLs from tight sands formations. The Pinedale field lies at depths anywhere between 11,000 to 14,000 feet with similar depths in the adjacent Jonah field. Additionally, we have Green River Basin properties located in the Hay Reservoir, Great Divide, Siberia Ridge, Wamsutter, Echo Springs and Standard Draw fields in southwestern Wyoming. These gas/condensate fields produce from stacked cretaceous aged tight sandstones within the Lewis and Almond/Mesaverde intervals between 8,000 and 12,000 feet deep. Our properties located in south central Wyoming in the Sierra Madre field produce predominately oil from fractured cretaceous aged Niobrara limestone (between 5,000 and 6,000 feet) and conventional Shannon sandstone (between 3,500 and 4,000 feet). As of December 31, 2015, our Green River Basin properties consisted of 126,420 gross (35,170 net) leasehold acres. During 2015, the Green River Basin properties produced approximately 48,394 MMcfe of which 86% was natural gas. At December 31, 2015, the properties had total proved reserves of approximately 684,194 MMcfe or 30% of our total estimated proved reserves at year end, of which 56% were proved developed and 87% were natural gas.

Permian Basin Properties

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States extending over West Texas and southeast New Mexico. The Permian Basin is characterized by oil and natural gas fields with long production histories and multiple producing formations. Our Permian Basin properties are located in several counties which extend from Eddy County, New Mexico to Eastland County, Texas and encompass hundreds of fields with multiple producing intervals. The majority of our producing wells in the Permian Basin are mature oil wells that also produce high-Btu casinghead gas with significant NGLs content. These properties primarily produce at depths ranging from 2,000 feet to 12,000 feet. As of December 31, 2015, our Permian Basin properties consisted of 326,183 gross (250,715 net) leasehold acres. During 2015, our Permian Basin operations produced approximately 13,617 MMcfe, of which 68% was oil, condensate and NGLs. At December 31, 2015, these properties accounted for approximately 232,234 MMcfe or 10% of our total estimated proved reserves at year end, of which 93% were proved developed and 65% were oil, condensate and NGLs.

Gulf Coast Basin Properties

Our Gulf Coast Basin properties include properties in the onshore Gulf Coast area, North Louisiana, Alabama, East Texas, South Texas and Mississippi.

Production from our North Louisiana properties comes from the East Haynesville and Cotton Valley fields. These properties include multiple productive zones including Cotton Valley, James Lime, Pettet, Haynesville, Smackover and Hosston. East Haynesville is located in Claiborne Parish, Louisiana and lies at a depth of approximately 9,000 to 11,000 feet. The Cotton Valley field is located in Webster Parish, Louisiana and produces from an average depth of 11,000 feet.

Our Alabaman properties include the Big Escambia Creek, Flomaton and Fanny Church fields located in Escambia County, Alabama. These fields produce from either the Smackover or Norphlet formations at depths ranging from approximately 15,000 to 16,000 feet. The Fanny Church field is located two miles east of Big Escambia Creek. The Flomaton field is adjacent to and partially underlies the Big Escambia Creek field and produces from the Norphlet formation at depths from approximately 15,000 to 16,000 feet. The Smackover and Norphlet reservoirs are sour gas condensate reservoirs which produce gas and fluids containing a high percentage of hydrogen sulfide and carbon dioxide. These impurities are extracted at the Company-operated Big Escambia Creek Treating facility and the effluent gas is further processed for the removal of natural gas liquids in the Big Escambia Creek Gas Processing facility. The operation of the wells and the facility is closely connected, and we are the largest owner and operator of the combined assets. In addition to selling condensate, natural gas, and NGLs, we also market elemental sulfur.

Most of our South Texas producing properties are located in Dewitt, Hidalgo, LaSalle, Live Oak and Webb Counties. Our average working interest is approximately 82%. Most of the production is high Btu gas that is produced from the Olmos and Escondido sand formations from a depth averaging 7,500 feet.

Our East Texas producing properties include the Fairway (James Lime Unit) field in Henderson and Anderson counties, which is produced from an average depth of 10,000 feet. Other East Texas properties produce from the Smackover formation at an average depth of 13,500 feet and are located in Henderson, Rains, Van Zandt and Wood Counties.

We operate the majority of our Mississippi properties which are located in the Mississippi Salt Basin. Most of our production comes from the Parker Creek field in Jones County, Mississippi, where our working interest is approximately 60%. Our production is mainly oil that produces from the Hosston Formation from a depth ranging from approximately 13,000 feet to 15,000 feet. Our other Mississippi properties are located in Covington, Jasper, Clarke, Leflore, Jefferson Davis, Wayne and Walthall Counties.

Production from our properties in the onshore Gulf Coast Basin comes from the Silsbee Field in Hardin County, Texas. Most of the Silsbee production is oil produced from the Yegua formation.

As of December 31, 2015, our Gulf Coast Basin properties consisted of 206,693 gross (107,027 net) leasehold acres. During 2015, the Gulf Coast Basin properties produced approximately 12,838 MMcfe, of which 47% were oil, condensate and NGLs. At December 31, 2015, these properties accounted for approximately 264,336 MMcfe or 12% of our total estimated proved reserves at year end, of which 75% were proved developed and 53% were natural gas.

Anadarko Basin Properties

The Anadarko Basin consists of operated and non-operated properties in the Golden Trend field, Cana (Woodford) shale play, Verden field, and other fields located in the Anadarko Basin of western Oklahoma. Within the Anadarko Basin, our assets can generally be characterized by stratigraphic plays with multiple, stacked pay zones and more complex geology than our other operating areas. Properties in in the Anadarko Basin include mature fields with long production histories.

Our largest producing field in the region is the Golden Trend field, which extends across Grady, McClain and Garvin Counties in Oklahoma. The field is a large structural trap, discovered in 1947, that produces from the shallow Pennsylvanian Deese formation to the deep Ordovician Arbuckle formation. Most of our current production is from the Bromide formation and the “Big Four” interval consisting of the Viola, Hunton, Woodford and Sycamore formations. We typically drill through all these formations and perform multi-stage fracture stimulation completions in the Bromides and “Big Four” interval.

We have a significant ownership position in the expanding Cana (Woodford) shale, Springer shale and Southeast Cana shale plays in western Oklahoma. Our net acres in these plays extend across Canadian, Blaine, Dewey, Grady, Garvin, McClain and Stephens Counties in Oklahoma. The Cana and Southeast Cana Shale produce from horizontal wells drilled to vertical depths of 11,000 to 16,000 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet. The horizontal laterals are fracture stimulated in multiple stages to optimize production from the shale reservoir.

As of December 31, 2015, our Anadarko Basin properties consisted of 221,121 gross (55,554 net) leasehold acres. During 2015, the Anadarko Basin properties produced approximately 4,890 MMcfe, of which 54% were oil, condensate and NGLs. At December 31, 2015, these properties accounted for approximately 280,171 MMcfe or 12% of our total estimated proved reserves at year end, of which 58% were proved developed and 57% were natural gas.

Piceance Basin Properties

The Piceance Basin is located in northwestern Colorado. Our Piceance Basin properties, which we operate, are located in the Gibson Gulch. The Gibson Gulch area is a basin-centered gas play along the north end of the Divide Creek anticline near the eastern limits of the Piceance Basin’s productive Mesaverde (Williams Fork) trend at depths of approximately 6,000 to 8,000 feet. As of December 31, 2015, our Piceance Basin properties consisted of 24,040 gross (16,075 net) leasehold acres. During 2015, our properties in the Piceance Basin produced approximately 33,230 MMcfe, of which 71% was natural gas. At December 31, 2015, the Piceance Basin properties accounted for approximately 425,819 MMcfe or 19% of our total estimated proved reserves at year end, of which 74% were proved developed and 74% were natural gas.

Big Horn Basin Properties

The Big Horn Basin is a prolific basin which is characterized by oil and natural gas fields with long production histories and multiple producing formations.

Our Elk Basin field is located in Park County, Wyoming and Carbon County, Montana. We operate all of our properties in the Elk Basin area, which includes the Embar-Tensleep, Madison and Frontier formations as discussed below.

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

Our Big Horn Basin properties are comprised of assets in Wyoming and the Elk Basin field in south central Montana. We own working interests ranging from 25% to 100% in our Big Horn Basin properties, which consisted of 24,512 gross (15,632 net) leasehold acres as of December 31, 2015. During 2015, our properties in the Big Horn Basin produced approximately 6,107 MMcfe, of which 87% was oil. At December 31, 2015, the Big Horn Basin properties accounted for approximately 89,125 MMcfe or 4% of our total estimated proved reserves at year end, of which 100% were proved developed and 96% were oil, condensate and NGLs.

Arkoma Basin Properties

Our Arkoma Basin properties include properties in the Woodford Shale, located in eastern Oklahoma, the Fayetteville Shale, located in Arkansas, and royalty interests and non-operated working interest in both states. As of December 31, 2015, our Arkoma Basin properties consisted of 398,628 gross (185,668 net) leasehold acres. During 2015, the Arkoma Basin properties produced approximately 18,887 MMcfe, of which 91% was natural gas. At December 31, 2015, the properties had total proved reserves of approximately 246,006 MMcfe or 11% of our total estimated proved reserves at year end, of which 90% were proved developed and 89% were natural gas.

Williston Basin Properties

Our Williston Basin properties are located in North Dakota and Montana, which include, among others, the Horse Creek field, the Charlson Madison Unit and the Elk field. The Horse Creek field is located in Bowman County, North Dakota and has producing oil wells from multiple horizons in the Red River formation. The Charlson Madison Unit produces from the unitized Madison formation. The Elk field is operated and produces from wells in McKenzie County, North Dakota. As of December 31, 2015, our Williston Basin properties consisted of 550,996 gross (71,960 net) leasehold acres. During 2015, the properties produced approximately 3,051 MMcfe, of which 93% was oil. Our Williston Basin properties had estimated proved reserves at December 31, 2015 of 27,272 MMcfe or 1% of our total estimated proved reserves at year end, of which 100% were proved developed and 95% were oil.

Wind River Basin Properties

The Wind River Basin is located in central Wyoming. Our activities are concentrated primarily in the eastern Wind River Basin, along the greater Waltman Arch. Our natural gas production in this basin is gathered through our own gathering systems and delivered to markets through pipelines owned by Kinder Morgan Interstate and Colorado Interstate Gas (“CIG”). As of December 31, 2015, our Wind River Basin properties consisted of 188,018 gross (156,994 net) leasehold acres. During 2015, our Wind River Basin properties produced approximately 3,040 MMcfe, of which 96% was natural gas. At December 31, 2015, the properties had total proved reserves of approximately 23,944 MMcfe or 1% of our total estimated proved reserves, of which 100% were proved developed and 97% were natural gas.

Powder River Basin Properties

The Powder River Basin is primarily located in northeastern Wyoming. Our development operations are conducted in our coalbed methane (“CBM”) fields. CBM wells are drilled to 1,500 feet on average, targeting the Big George Coals, typically producing water in a process called dewatering. This process lowers reservoir pressure, allowing the gas to desorb from the coal and flow to the well bore. As the reservoir pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a CBM well can range from five to eleven years depending on the coal seam. Our natural gas production in this basin is gathered through gathering and pipeline systems owned by Fort Union Gas Gathering, LLC and Thunder Creek Gas Services, L.L.C.. As of December 31, 2015, our Powder River Basin properties consisted of 114,287 gross (66,866 net) leasehold acres. During 2015, the properties produced approximately 7,547 MMcfe, which was 100% natural gas. At December 31, 2015, the properties had total proved reserves of approximately 15,832 MMcfe or 1% of our total estimated proved reserves at year end, of which 100% were proved developed.

Oil, Natural Gas and NGLs Prices

We analyze the prices we realize from sales of our oil and natural gas production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. The West Texas Intermediate Cushing, (“WTI”) price of crude oil is a widely used benchmark in the pricing of domestic and imported oil in the United States. The relative value of crude oil is mainly determined by its quality and location. In the case of WTI pricing, the crude oil is light and sweet, meaning that it has a higher specific gravity (lightness) measured in degrees of API (“American Petroleum Institute”) gravity and low sulfur content, and is priced for delivery at Cushing, Oklahoma. In general, higher quality crude oils (lighter and sweeter) with fewer transportation requirements result in higher realized pricing for producers.

Certain of our natural gas marketing contracts determine the price that we are paid based on the value of the dry gas sold plus a portion of the value of NGLs extracted.  Since title of the natural gas sold under these contracts passes at the outlet of the processing plant, we report residue volumes of natural gas in Mcf as production. As a result of the incremental NGLs value and the improved differential, the price we were paid per Mcf, before deductions for gathering, transportation and processing fees, for natural gas sold under certain contracts during 2015 increased to a level above NYMEX.

The average realized prices described below include deductions for gathering, transportation and processing fees, however, these prices do not include the impact of our hedges.

Production in the Green River Basin is predominantly natural gas and is processed for the recovery of NGLs. The processed natural gas is subject to a processing agreement with Western Gas Resources in their Granger Plant facility where we take our residue natural gas in-kind for sales and NGLs are taken in-kind and sold pursuant to a liquids purchase agreement. We market our Green River Basin residue natural gas into the Rockies market through the use of multiple pipeline connections. During 2015, we received the average NYMEX price less $0.66 per Mcf in the Green River Basin. Due to the decline in the ethane price which began in 2014 and has continued into 2016, the Granger Plant made an economic decision to reject ethane effective January 2015 and is expected to continue ethane rejection through 2016.

In the Permian Basin, most of our natural gas production is casinghead natural gas produced in conjunction with our oil production. Casinghead gas typically has a high Btu content and requires processing prior to sale to third parties. We have a number of processing agreements in place with gatherers/processors of our casinghead natural gas, and we share in the revenues associated with the sale of NGLs resulting from such processing, depending on the terms of the various agreements. For the year ended December 31, 2015, we received the average NYMEX price less $0.23 per Mcf in the Permian Basin. Our oil production is sold under month-to-month sales contracts with purchasers that take delivery of the oil volumes at the tank batteries adjacent to the producing wells. We sell oil production from our operated Permian Basin properties at the wellhead to third party gathering and marketing companies. During 2015, we received the average WTI price less $5.33 per barrel in the Permian Basin.

In the Gulf Coast Basin, our natural gas production has a high Btu content and requires processing prior to sale to third parties. Our proportionate share of the natural gas volumes are sold at the tailgate of the processing plant at the Houston Ship Channel and Waha Gas index pricing which typically results in a discount to NYMEX prices. For the year ended December 31, 2015, we received the average NYMEX price plus $0.02 per Mcf.

Our Anadarko Basin production in Oklahoma consists predominately of natural gas with a mix of high Btu processed natural gas and unprocessed lean natural gas. The natural gas production is gathered by multiple third party entities. The lean natural gas is gathered by Enable Gathering & Processing LLC and sold to market at Enable Oklahoma Intrastate Transmission LLC’s West pool at the Panhandle, TX-Okla. index pricing. The high Btu gas is sold at the wellhead to various third party entities. The majority is sold to Oneok Field Services Company LLC and DCP Midstream LP under gas purchase contracts subject to percent of proceeds pricing for all products. During 2015, we received the average NYMEX price less $0.86 per Mcf in the Anadarko Basin.

Production in the Piceance Basin is predominantly natural gas and is processed for the recovery of NGLs. The processed gas is subject to a processing agreement with Enterprise Gas Processing LLC, in their Meeker Plant facility. We market our natural gas production into the Rockies market at the Northwest Rockies index pricing. During 2015, we received the average NYMEX price less $1.04 per Mcf in the Piceance Basin.

The marketing of heavy sour crude oil production from our Big Horn Basin properties is done through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections with other pipelines.  Our Big Horn Basin sweet crude oil production is transported from the field by a third-party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. During 2015, we received the average NYMEX price less $7.57 per barrel in the Big Horn Basin. Effective March 2015, we entered into a sales contract under Western Canadian Select (“WCS”) index pricing, which provides the opportunity for us to enter into hedges for our Elk Basin production and therefore reduce our exposure to price volatility.

Our Arkoma Basin production in the southeastern Oklahoma Woodford Shale consists predominately of natural gas with a mix of high Btu processed natural gas and unprocessed lean natural gas. The natural gas production is gathered by multiple third party entities with the processed natural gas ultimately delivered to the Targa Resources, Inc. natural gas processing complex. The processed natural gas is subject to a processing agreement with Targa Resources, Inc., where we take our residue natural gas in-kind for sales, and NGLs are sold pursuant to the terms of the processing agreement. The lean natural gas is primarily delivered directly to market. The natural gas is marketed into the Enable Gas: East index and Transcontinental Gas Pipeline Corp: Zone 4 index via a firm transportation contract that was in place prior to our acquisition of these natural gas properties. For the year ended December 31, 2015, we received the average NYMEX price less $1.28 per Mcf.

In the Williston Basin, we produce a combination of sweet and legacy sour oil. This oil is both connected to oil pipelines as well as trucked out for sales and there is minimal natural gas associated with this production. During 2015, we received the average NYMEX price less $10.48 per barrel in the Williston Basin.

Our Wind River Basin properties are predominantly natural gas plays with approximately two-thirds of the production being processed at natural gas plants for the extraction of NGLs at our election. Our residue natural gas is sold into the Rockies market at the CIG index price while the NGLs are sold to a third-party natural gas processor pursuant to a processing agreement.

Our Powder River natural gas production is classified as CBM gas and, as it is a very dry gas, is sold directly into the market upon being handled with conventional separation, treating, and transportation. The CBM gas is sold into the Rockies market at the CIG index price as well. During 2015, we received the average NYMEX price less $0.56 per Mcf in the Wind River Basin while we received the average NYMEX price less $1.66 per Mcf in the Powder River Basin.

Oil, Natural Gas and NGLs Data

Estimated Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGLs reserves and the present value of the estimated proved reserves at December 31, 2015, as estimated by our internal reservoir engineers. The estimate of net proved reserves has not been filed with or included in reports to any federal authority or agency. The Standardized Measure value shown in the table is not intended to represent the current market value of our estimated oil, natural gas and NGLs reserves. Please see “Reserves Estimation Process” below and the “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our estimated proved reserves.

Reserve Data:
Estimated net proved reserves:
Crude oil (MMBbls)	64.1
Natural gas (Bcf)	1,554.2
NGLs (MMBbls)	58.4
Total (Bcfe)	2,288.9
Proved developed (Bcfe)	1,652.4
Proved undeveloped (Bcfe)	636.5
Proved developed reserves as % of total proved reserves	72%
Standardized Measure (in millions) (1)(2)	$1,722.5
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$50.20
Natural gas—Henry Hub per MMBtu	$2.62
NGLs—Volume-weighted average price per Bbl	$16.14

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

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the “12-month average price” for January through December 2015, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price. NGLs prices were calculated using the differentials to the WTI price per Bbl of $50.20.

The following tables set forth certain information with respect to our estimated proved reserves by operating basin as of December 31, 2015:

	Estimated Proved Developed Reserve Quantities				Estimated Proved Undeveloped Reserve Quantities				Estimated Proved Reserve Quantities
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (Bcfe)	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (Bcfe)	Total (Bcfe)
Operating Basin
Green River Basin	335.1	3.0	5.2	384.1	261.2	2.4	4.1	300.1	684.2
Permian Basin	75.1	16.1	7.3	215.3	7.3	0.9	0.7	16.9	232.2
Gulf Coast Basin	92.0	11.3	6.4	198.4	47.4	2.6	0.5	65.9	264.3
Anadarko Basin	88.6	4.9	7.4	162.1	70.1	2.3	5.6	118.1	280.2
Piceance Basin	232.5	1.8	11.8	313.8	81.1	0.9	4.2	112.0	425.8
Big Horn Basin	4.1	12.3	1.9	89.1	—	—	—	—	89.1
Arkoma Basin	202.3	1.2	2.2	222.5	17.1	—	1.1	23.5	246.0
Williston Basin	1.3	4.3	—	27.3	—	—	—	—	27.3
Wind River Basin	23.2	0.1	—	24.0	—	—	—	—	24.0
Powder River Basin	15.8	—	—	15.8	—	—	—	—	15.8
Total	1,070.0	55.0	42.2	1,652.4	484.2	9.1	16.2	636.5	2,288.9

	PV-10 Value (1)
	Developed	Undeveloped	Total
Operating Basin	(in millions)
Green River Basin	$265.8	$74.9	$340.7
Permian Basin	285.3	5.2	290.5
Gulf Coast Basin	242.5	46.1	288.6
Anadarko Basin	210.7	34.3	245.0
Piceance Basin	192.2	40.1	232.3
Big Horn Basin	139.1	—	139.1
Arkoma Basin	130.6	4.6	135.2
Williston Basin	34.4	—	34.4
Wind River Basin	11.6	—	11.6
Powder River Basin	5.1	—	5.1
Total	$1,517.3	$205.2	$1,722.5

(1)
PV-10 is not a measure of financial or operating performance under generally accepted accounting principles, or “GAAP,” nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. However, for Vanguard, PV-10 is equal to the standardized measure of discounted future net cash flows under GAAP because the Company is not a tax paying entity. For our presentation of the standardized measure of discounted future net cash flows, please see “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

The data in the above tables represent estimates only. Oil, natural gas and NGLs reservoir engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil, natural gas and NGLs that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future sales prices may differ from those assumed in these estimates. Please read “Item 1A. Risk Factors.”

In accordance with the guidelines of the SEC, our internal reservoir engineers’ estimates of future net revenues from our properties, and the standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the unweighted arithmetic average first day of the month prices for the 12-month period ended December 31, 2015 for each product.

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

From time to time, we engage reservoir engineers to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither the reservoir engineers nor any of their respective employees have any interest in those properties and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2015, we paid DeGolyer and MacNaughton (“D&M”) approximately $0.2 million for all reserve and economic evaluations.

Proved Undeveloped Reserves

Our proved undeveloped reserves at December 31, 2015, as estimated by our internal reservoir engineers, were 636.5 Bcfe, consisting of 9.1 MMBbls of oil, 484.2 Bcf of natural gas and 16.2 MMBbls of NGLs. Our proved undeveloped reserves decreased by 17.2 Bcfe during the year ended December 31, 2015, as compared to our proved undeveloped reserves as of December 31, 2014. The following table represents a summary of our proved undeveloped reserves activity during the year ended December 31, 2015:

Bcfe
PUDs at January 1, 2015	653.7
Acquisitions	123.4
Revisions of prior estimates	(62.2)
Conversion to developed	(78.4)
PUDs at December 31, 2015	636.5

Acquisitions. The decrease in our proved undeveloped reserves during 2015 was offset by an increase of 123.4 Bcfe which resulted primarily from our acquisitions of oil and natural gas properties completed during 2015. As described below, 34.5 Bcfe of our proved undeveloped reserves acquired during 2015 were drilled in place of proved undeveloped reserves scheduled to be drilled as part of our year end drilling program.
Revisions. The decrease in proved undeveloped reserves during 2015 resulted from (i) a decrease of 64.7 Bcfe due to changes in prices and (ii) a decrease of 69.6 Bcfe due to revisions in the timing of our drilling development plan, primarily in the Arkoma, Permian and Powder River Basins, and the re-allocation of drilling of capital expenditures to more promising drilling opportunities. These decreases were offset by a net increase of 72.1 Bcfe due to revisions of previous volume estimates and decreases in capital costs and lease operating expenses.
Conversions. During the year ended December 31, 2015, we developed approximately 78.4 Bcfe of our total proved undeveloped reserves booked as of December 31, 2014 through the drilling of 160 gross (10.62 net) wells. We also converted 41.3 Bcfe of volumes to proved developed producing which were not booked as proved undeveloped reserves at December 31, 2014. Approximately 34.5 Bcfe of these reserves were proved undeveloped reserves acquired during 2015 which were drilled during the year ended December 31, 2015. The remaining 6.8 Bcfe were attributed to reserves not recognized as proved undeveloped reserves in our December 31, 2014 reserve report.
Development Plans. We expect to spend approximately 68% of our planned five year future development costs within the next three years as reflected in our reserve report. During the year ended December 31, 2015, we spent $63.6 million or approximately 57% of our 2015 proved undeveloped reserves capital expenditures budget converting 100.1 Bcfe of proved undeveloped reserves recorded at December 31, 2014 of which 78.4 Bcfe was fully converted to the developed category and the remainder of which is in progress and expected to be converted in 2016. Based on our 2014 year-end reserve report, we expected to spend $110.9 million developing 101.9 Bcfe of proved undeveloped reserves during 2015. Our 2015 actual proved undeveloped reserves capital expenditures differed from our 2015 proved undeveloped reserves capital expenditures budget at

December 31, 2014 because during 2015, we spent $25.6 million converting 41.3 Bcfe of volumes to proved developed producing which were not booked as proved undeveloped reserves at December 31, 2014, of this, $15.2 million related to converting 34.5 Bcfe of volumes attributable to development drilling in Oklahoma on acreage acquired in the Eagle Rock Merger.
We historically approach the development of our undeveloped reserves at a measured pace, in order to hold our production rate fairly constant or slightly increasing. Our development plan for drilling proved undeveloped wells includes the drilling of 253 net wells before the end of 2020 at an estimated cost of $576.3 million. This development plan calls for the drilling of 22 net wells during 2016, 65 net wells during 2017, 70 net wells during 2018, 59 net wells during 2019 and 37 net wells during 2020. Additionally, the expected plan of development of our natural gas proved undeveloped reserves, which represent 76% of our total proved undeveloped reserves at December 31, 2015, over the next five years is as follows:

Percent of Natural Gas Proved Undeveloped Reserves Expected to be Converted
2016	11%
2017	30%
2018	26%
2019	21%
2020	12%
Total	100%

At December 31, 2015, none of our proved undeveloped properties are scheduled to be drilled on a date more than five years from the date the reserves were initially booked as proved undeveloped. Additionally, none of our proved undeveloped reserves at December 31, 2015 have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves.

Our development plan discussed above for drilling proved undeveloped wells represents the final investment decision to drill these proved undeveloped reserves at the time the applicable proved undeveloped reserves are booked. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as (i) changes in commodity prices, (ii) anticipated cash flows and projected rate of return, (iii) access to capital, (iv) new opportunities with better returns on investment that were not known at the time of the reserve report, (v) asset acquisitions and/or sales and (vi) actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped reserves that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped reserves development, in favor of projects with a more attractive rate of return, leading us to deviate from our original development plan.
Substantially all of our developed and undeveloped leasehold acreage is held by production, which means that as long as our wells on the acreage continue to produce, we will continue to hold the leases. The leases in which we hold an interest that are not held by production are not material to us since these leases have no proved undeveloped reserves assigned. As of December 31, 2015, approximately 94,530 net acres are scheduled to expire in future periods and no proved undeveloped reserves are scheduled to be drilled after expiration. Of the total expiring acreage approximately 14,051 net acres expire in 2016, 71,615 net acres expire in 2017, 3,460 net acres expire in 2018 and 5,404 net acres expire in 2020.

Reserve Estimation Process

Estimates of proved reserves at December 31, 2015 were based on studies performed by our internal reservoir engineers in accordance with guidelines established by the SEC. Our reserve estimation process is a collaborative effort coordinated by our reservoir engineers in compliance with our internal controls for such process. Reserve information as well as models used to estimate such reserves are stored on secured databases. Non-technical inputs used in reserve estimation models, including crude oil, natural gas and NGLs prices, production costs, future capital expenditures and our net ownership percentages are obtained from other departments within the Company. Our internal reservoir engineers perform review procedures with respect to such non-technical inputs. Reserve variances are discussed among the internal reservoir engineers and the Executive Vice President of Operations.

We use technologies to establish proved reserves that have been demonstrated to provide consistent results capable of repetition. The technologies and economic data being used in the estimation of our proved reserves include, but are not limited to, production data, well test data, geologic maps, electrical logs and radioactivity logs. The estimated reserves of wells with sufficient production history are estimated using appropriate decline curves. Estimated reserves of producing wells with limited production history and for undeveloped locations are estimated using performance data from analogous wells in the area. These wells are considered analogous based on production performance from the same formation and with similar completion techniques.

Our reservoir engineering group is directly responsible for our reserve evaluation process and consists of four professionals, two of whom hold, at a minimum, bachelor’s degrees in engineering. Within our Company, Michael Egerman, Reserves and Budget Manager, is the technical person primarily responsible for overseeing the preparation of the reserve estimates. Mr. Egerman has over 10 years of experience and graduated from the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering in 2004. He is a member of the Society of Petroleum Engineers.

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

For the year ended December 31, 2015, we engaged D&M, an independent petroleum engineering firm, to perform reserve audit services. The opinion by D&M for the year ended December 31, 2015 covered producing areas containing 80.1% of our proved reserves on a net-equivalent-barrel-of-oil basis. D&M’s opinion indicates that the estimates of proved reserves prepared by our internal reservoir engineers for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M. Such estimates by D&M in the aggregate were within our 10% variation tolerance when compared to those prepared by our reservoir engineering group. The report prepared by D&M was developed utilizing geological and engineering data we provided. The report of D&M dated January 29, 2016, which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M’s technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

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

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately in the table below for the years ended December 31, 2015 and 2014. None of our fields had proved reserves that were greater than 15% of our total proved reserves during 2013.

	Net Production(1)						Average Realized Sales Prices (2)			Production Cost (3)
	Crude Oil Bbls/day		Natural Gas Mcf/day		NGLs Bbls/day		Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per Mcfe
Year Ended December 31, 2015
Pinedale (Green River Basin)	804		98,266		1,932		$58.87	$2.37	$0.26	$0.54
Mamm Creek (Piceance Basin)	649		58,764		3,701		$49.30	$1.96	$12.18	$0.43
All other fields	9,529		135,065		3,927		$57.24	$2.07	$21.71	$1.41
Total	10,982		292,095		9,560		$56.89	$3.13	$13.68	$0.96

Year Ended December 31, 2014
Pinedale (Green River Basin)	659		72,090		3,028		$77.76	$3.96	$13.76	$0.43
Mamm Creek (Piceance Basin)	288		32,455		1,424		$72.85	$3.33	$25.71	$0.71
All other fields	8,096		122,953		3,107		$83.66	$3.27	$37.14	$1.54
Total	9,043		227,498		7,559		$82.88	$3.50	$25.62	$1.11

Year Ended December 31, 2013
All other fields	8,462	53,695	137,632	84	4,047	45.11	$82.26	$3.39	$33.76	$1.36

(1)	Average daily production for 2015, 2014 and 2013 calculated based on 365 days and includes production for all of our acquisitions from the closing dates of these acquisitions.

(2)
Average realized sales prices include the impact of hedges but exclude the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. The average realized prices also reflect deductions for gathering, transportation and processing fees. For details on average sales prices without giving effect to the impact of hedges please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Year Ended December 31, 2014 compared to Year Ended December 31, 2013.”

(3)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

Productive Wells

The following table sets forth information at December 31, 2015 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Green River Basin	2,851	410	22	20	2,873	430
Permian Basin	1,089	688	3,176	1,096	4,265	1,784
Gulf Coast Basin	963	450	201	94	1,164	544
Anadarko Basin	1,092	221	351	57	1,443	278
Piceance Basin	1,183	1,030	3	3	1,186	1,033
Big Horn Basin	5	3	298	215	303	218
Arkoma Basin	1,763	373	222	18	1,985	391
Williston Basin	197	8	197	76	394	84
Wind River Basin	144	132	11	10	155	142
Powder River Basin	691	381	—	—	691	381
Total	9,978	3,696	4,481	1,589	14,459	5,285

Developed and Undeveloped Leasehold Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage (3)
	Gross (4)	Net (5)	Gross (4)	Net (5)	Gross (4)	Net (5)
Green River Basin	60,730	24,837	65,690	10,333	126,420	35,170
Permian Basin	301,765	235,375	24,418	15,340	326,183	250,715
Gulf Coast Basin	184,486	94,364	22,207	12,663	206,693	107,027
Anadarko Basin	176,678	44,895	44,443	10,659	221,121	55,554
Piceance Basin	16,112	10,477	7,928	5,598	24,040	16,075
Big Horn Basin	23,392	14,559	1,120	1,073	24,512	15,632
Arkoma Basin	382,862	177,214	15,766	8,454	398,628	185,668
Williston Basin	65,270	35,280	485,726	36,680	550,996	71,960
Wind River Basin	22,989	21,026	165,029	135,968	188,018	156,994
Powder River Basin	65,106	37,868	49,181	28,998	114,287	66,866
Total	1,299,390	695,895	881,508	265,766	2,180,898	961,661

(1)	Developed acres are acres spaced or assigned to productive wells.

(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such leasehold acreage contains proved reserves.

(3)
As of December 31, 2015, approximately 94,530 net acres are scheduled to expire in future periods and no proved undeveloped reserves are scheduled to be drilled after expiration. Of the total expiring acreage approximately 14,051 net acres expire in 2016, 71,615 net acres expire in 2017, 3,460 net acres expire in 2018 and 5,404 net acres expire in 2020.

(4)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(5)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity

The following is a description of the Company’s drilling and completion activities during the year ended December 31, 2015.

In the Green River Basin, we participated in the drilling of 164 gross wells and the completion of 121 gross wells in Sublette County in southwestern Wyoming. Our average working interest in these non-operated wells is 12.5%. These wells are directionally drilled from pads but are vertical through the 4,000 feet pay section. The average well depth is approximately 14,000 feet and is typically completed with 14 to 20 frac stages.

In the Gulf Coast Basin, we drilled and completed two vertical wells and one horizontal well in Claiborne Parish, Louisiana with a 100% working interest. The vertical wells were drilled to an average depth of 10,400 feet and the horizontal well was drilled to a depth of approximately 11,800 feet.

In the Anadarko Basin, we participated with a 7% working interest in the drilling of one horizontal well and in the completion of 24 horizontal wells (3.0 net) in the Cana shale, Southeast Cana shale and Golden Trend field in Oklahoma. These wells were drilled to vertical depths of 8,000 to 16,000 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet. The wells completed were part of the properties acquired in the Eagle Rock Merger.

We have significantly reduced our capital expenditures budget for 2016. We currently anticipate a capital expenditures budget for 2016 of approximately $63.0 million, which is 44% less than the $112.6 million we spent in 2015. We expect to spend approximately 40% of the 2016 capital expenditures budget in the Green River Basin where we will participate as a non-operated partner in the drilling and completion of directional natural gas wells in the Pinedale Field. Additionally, we expect to spend approximately 21% of the 2016 capital expenditures budget in the Anadarko Basin on the newly acquired SCOOP and STACK assets, participating as a non-operated partner drilling standard length and extended length liquid rich horizontal gas and oil wells targeting the Woodford Shale and various stacked pay Mississippian reservoirs. The balance of the 2016 capital expenditures budget is related to recompletion and maintenance activities in our other operating areas. Due to our reduced capital spending in 2016 we anticipate our annual production will be 10% to 15% lower than our fourth quarter 2015 average daily production of 511,119 Mcfe per day.

The following table sets forth information with respect to wells completed during the years ended December 31, 2015, 2014 and 2013. Our drilling activity during these periods has consisted entirely of drilling development wells. We have not drilled any exploratory wells during these periods. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil, natural gas, and NGLs regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2015	2014	2013
Gross wells:
Productive	169	215	78
Dry	—	—	—
Total	169	215	78
Net Development wells:
Productive	23.6	27.2	6.9
Dry	—	—	—
Total	23.6	27.2	6.9

Operations

Principal Customers

For the year ended December 31, 2015, sales of oil, natural gas and NGLs to Mieco Inc., Marathon Oil Company, ConocoPhillips, Plains Marketing, L.P. and Targa Resources, Inc. accounted for approximately 20%, 7%, 7%, 7% and 6%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2015 therefore accounted for 47% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline. However, if we were to lose a customer, we believe a substitute purchaser could be identified in a timely manner and upon similar terms and conditions.

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

Our natural gas is transported through our own and third-party gathering systems and pipelines, and we incur processing, gathering and transportation expenses to move our natural gas from the wellhead to a specified delivery point. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party gatherer, processor or transporter. Capacity on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other gas shippers. While our ability to market our natural gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected. In certain instances, we may enter into firm transportation agreements to provide for pipeline capacity to flow and sell a portion of our gas volumes. Currently, a majority of our existing firm transportation agreements were assumed in connection with acquisitions of oil and natural gas properties. These agreements have term delivery commitments of fixed and determinable quantities of natural gas. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” for additional information regarding our long-term firm transportation contracts.

The following table sets forth information about material long-term firm transportation contracts for pipeline capacity, which typically require a demand charge. We source the gas to meet these commitments from our producing properties. We have certain commitments that we assumed as part of our acquisitions of oil and gas properties where the production from the acquired properties and the production of joint interest owners that we market were not adequate to meet the commitments resulting to us paying the set demand charge relating to the maximum daily quantity outlined in the contract. During the year ending December 31, 2016, our firm transportation contracts obligate us to deliver 97,300 MMBtu of natural gas per day.

Type of Arrangement	Pipeline System /Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	WIC Medicine Bow	Rocky Mountains	25,000	01/16 – 06/20
Firm Transport	Questar Pipeline	Rocky Mountains	12,000	01/16 – 10/16
Firm Transport	Colorado Interstate Gas	Rocky Mountains	8,200	01/16 – 06/17
Firm Transport	Cheyenne Plains	Midcontinent	9,000	01/16 – 05/17
Firm Transport	Cheyenne Plains	Midcontinent	5,000	06/17 – 05/18
Firm Transport	Rockies Express	Northeast	25,000	01/16 – 11/19
Firm Transport	Gulf Crossing Pipeline	Mississippi-Alabama	10,000	01/16 – 07/16
Firm Transport	Oasis Pipeline	Katy Hub	3,600	01/16 – 10/16
Firm Transport	East Tennessee Natural Gas	North Carolina	4,500	01/16 – 10/18

Price Risk and Interest Rate Management Activities

We routinely enter into derivative transactions in the form of hedging arrangements to reduce the impact of oil, natural gas and NGLs price volatility on our cash flow from operations. Currently, we primarily use fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated for a period of time, but not eliminated, the potential effects of fluctuation in oil and natural gas prices on our cash flow from operations. In addition, in the current commodity price environment, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will become more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced. For a description of our derivative positions, please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Natural Gas Gathering

We own and operate a network of natural gas gathering systems in the Gulf Coast Basin, Piceance Basin and Big Horn Basin in East Texas. These systems gather and transport our natural gas and a small amount of third-party natural gas to larger gathering systems and intrastate, interstate and local distribution pipelines. Our network of natural gas gathering systems permits us to transport production from our wells with fewer interruptions and also minimizes any delays associated with a gathering company extending its lines to our wells. Our ownership and control of these lines enables us to:

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

Environmental and Occupational Health and Safety Matters

General.   Our business involving the acquisition and development of oil and natural gas properties is subject to extensive and stringent federal, state and local laws and regulations governing the discharge of materials into the environment, environmental protection, and the health and safety of employees. Our operations are subject to the same environmental, health and safety laws and regulations as other similarly situated companies in the oil and natural gas industry. These laws and regulations may:

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

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of removal or remedial obligations, and the issuance of orders enjoining some or all of our operations deemed in non-compliance. Moreover, these laws and regulations may restrict our ability to produce oil, natural gas and NGLs by, among other things, limiting production from our wells, limiting the number of wells we are allowed to drill or limiting the locations at which we may conduct our drilling operations. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly well drilling, construction, completion and water management activities, or waste handling, disposal and clean-up requirements for the oil and natural gas industry could have a significant impact on our operating costs. We believe that operation of our wells is in substantial compliance with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot provide any assurance on how future compliance with existing or newly adopted environmental laws and regulations may impact our properties or the operations. For the year ended December 31, 2015, we did not incur any material capital expenditures for performance of remediation or installation of pollution control equipment at any of our facilities; however, we did incur capital expenditures in the ordinary course of business to comply with pollution control requirements. As of the date of this Annual Report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2016 or that will otherwise have a material adverse impact on our financial position or results of operations.

The following is a summary of the more significant existing environmental and occupational health and safety laws to which our business operations are subject and for which compliance may have a material adverse impact on our operations as well as the oil and natural gas exploration and production industry in general.

Waste Handling.  The Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state laws, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” as well as the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency, or the “EPA,” individual states administer some or all of the federal provisions of RCRA, sometimes in conjunction with their own, more stringent state requirements. Drilling fluids, produced waters, and many other wastes associated with the exploitation, development, and production of crude oil, natural gas, or geothermal energy are currently regulated under RCRA’s less stringent non-hazardous waste provisions. However, by amendment of existing RCRA laws and regulations, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could increase our costs to manage and dispose of such generated wastes, which cost increase could be significant. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as RCRA hazardous wastes.

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

As of December 31, 2015, we have recorded $15.1 million for future remedial costs and abandonment liability for decommissioning the Big Escambia Creek, Elk Basin, and Fairway natural gas processing plants.

•
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

•	In addition, we also own and operate the Fairway natural gas processing plant in the Gulf Coast Basin, for which we have reserved abandonment costs.

•
We continue to operate a groundwater remediation project at our Big Escambia Creek gas plant. This release occurred when a prior owner operated the Big Escambia Creek gas plant. We are carrying out the cleanup under the supervision of the Alabama Department of Environmental Management, which has approved the risk assessment. We are currently evaluating alternative groundwater treatment technologies. Our current estimate of total remedial costs is no more than approximately $1.0 million.

Our estimates of the future remediation cost are subject to change, and the actual cost of these items could vary significantly from the above estimates. Due to the significant uncertainty associated with the known environmental liabilities at the gas plants, our estimate of the future abandonment liability includes a reserve.

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

While hydraulic fracturing is typically regulated by state oil and natural gas commissions, and other similar state agencies, increased federal interest has arisen in recent years.

•
From time to time Congress has considered adopting legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

•
Federal agencies have asserted regulatory authority over certain aspects of the process. The EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; issued in April 2015 a proposed rule that would establish effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in March 2015, the BLM issued a final rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands.

•
In addition, federal agency reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. In June 2015, the EPA released a draft assessment of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing activities.

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

Air Emissions.   The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and their implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to result in the emission of new or increased existing air pollutants, obtain and strictly comply with air permit requirements containing various emissions and operational limitations, or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. To date, we believe that no significant difficulties have been encountered in obtaining air permits. Oil and natural gas exploration and production facilities may be required to incur certain capital expenditures in the future for air control equipment in connection with obtaining and maintaining operating permits and approvals for emissions of pollutants. For example, in October 2015, the EPA issued a final rule that strengthened the National Ambient Air Quality Standard, or “NAAQS,” for ozone from 75 parts per billion, or “ppb,” to 70 ppb for both the 8-hour primary and secondary standards. The lower ozone standard could result in states implementing new, more stringent regulations, which could apply to our operations. Compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.

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

Climate Change.  In response to findings made by the EPA that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gasses are contributing to the warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the Clean Air Act that establish Title V operation and Prevention of Significant Deterioration, or “PSD,” construction permitting reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which typically will be established by the states. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources including, among others, onshore and offshore oil and natural gas production facilities in the United States on an annual basis, which include certain of our operations. We are conducting monitoring of GHG emissions from certain of our operations in accordance with the GHG emissions reporting rule and we believe that our monitoring and reporting activities are in substantial compliance with applicable reporting obligations.

While from time to time Congress has considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations. Still other scientists have concluded the sun may be entering an extended period of low-activity similar to the Maunder Minimum of the “Little Ice Age”.  They believe this could have significant physical effects, such as increased periods of extended cold including longer winters, shorter growing seasons and increased frequencies of cold snaps; if any such effects were to occur, they could have an adverse effect on our operations.

Endangered Species Act Considerations.  Various federal and state statutes prohibit certain actions that adversely affect endangered and their habitats, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act (“ESA”), the Migratory Bird Treaty Act, and the Clean Water Act. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service, or “FWS,” is required to make a determination on listing of numerous species as endangered or threatened under the ESA through the agency’s 2018 fiscal year.

If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. If we were to cause harm to species or damages to wetlands, habitat or natural resources as a result of our operations, government entities or, at times, private parties could seek to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, the government could seek criminal penalties. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

While some of our facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, we believe our operations are in substantial compliance with the ESA. For example, on March 27, 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, New Mexico, Colorado and Oklahoma, where we conduct operations, as a threatened species under the ESA. The FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, or WAFWA, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. We have been a party to a Conservation Easement governing nearly 50,000 of affected acreage pursuant to which we agree to adopt certain adaptive management principles and pay an acreage-based mitigation assessment. Calendar year 2016 is the final year during which we expect to pay such assessment.

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

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules, orders and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. For example, on July 1, 2014, the North Dakota Industrial Commission adopted Order No. 24665, or the “July 2014 Order,” pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of 74% of natural gas produced in the State by October 1, 2014, 77% percent of such gas by January 1, 2015, 85% of such gas by January 1, 2016 and 90% of such gas by October 1, 2020. The July 2014 Order establishes an enforcement mechanism for policy recommendations that were previously adopted by the North Dakota Industrial Commission in March 2014. Those recommendations required all exploration and production operators applying for new drilling permits in the state after June 1, 2014 to develop Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s now-implemented gas capture percentage goals. In particular, the July 2014 Order provides that after an initial 90-day period, wells must meet or exceed the North Dakota Industrial Commission’s gas capture percentage goals on a per-well, per-field, county, or statewide basis. Failure to comply with the gas capture percentage goals will result in an operator having to restrict its production to 200 barrels of oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or 100 barrels of oil per day if less than 60% of such monthly volume of natural gas is captured. While we believe that we were in compliance with these requirements as of December 31, 2015 and expect to remain in compliance in the future, there is no assurance that we will be able to remain in compliance in the future or that such future compliance will not have a material adverse effect on our business and operational results. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

In 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers are now required to report on Form No. 552, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Pursuant to Order 704, we may be required to annually report to FERC, starting May 1 of each year, information regarding natural gas purchase and sale transactions depending on the volume of natural gas transacted during the prior calendar year. In recent years, FERC has also issued rules prohibiting anticompetitive behavior by multiple affiliates of the same entity in the natural gas capacity release market, issued a policy statement providing natural gas pipelines a cost-recovery mechanism to recoup capital expenditures made to modernize pipeline infrastructure, and issued a rule adopting reforms to its scheduling rules to improve coordination between the natural gas and electric markets.

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

Although natural gas and oil prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

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

Employees

As of March 3, 2016, we had 381 full-time employees. We also contract for the services of independent consultants involved in land, regulatory, tax, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that our relations with our employees are satisfactory.

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

You may also find information related to our corporate governance, board committees and company code of business conduct and ethics on our website under “Investor Center-Corporate Governance.” Among the information you can find there is the following:

•     Audit Committee Charter;

•     Nominating and Corporate Governance Committee Charter;

•     Compensation Committee Charter;

•     Conflicts Committee Charter;

•     Code of Business Conduct and Ethics; and

•     Corporate Governance Guidelines.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Oil, natural gas and NGLs prices are volatile due to factors beyond our control and have decreased dramatically during 2015 and the beginning of 2016. Sustained lower prices or any further decline in prices of oil, natural gas and NGLs, could have a material adverse impact on us.

Our financial condition, profitability and future growth and the carrying value of our oil and natural gas properties depend substantially on prevailing oil, natural gas and NGLs prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. During 2014, 2015 and the beginning of 2016, for example, oil, natural gas and NGLs prices decreased dramatically. The crude oil spot price per barrel during the years ended December 31, 2014 and 2015 ranged from a high of $107.95 to a low of $34.55 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $6.15 to a low of $1.76. NGLs prices also suffered a similar decline. As of February 29, 2016, the crude oil price per barrel was $32.74 and the NYMEX natural gas spot price per MMBtu was $1.62. This price decline impacted our operating results for the year ended December 31, 2015 and contributed to a reduction in our anticipated future capital expenditures. In addition, this decline resulted in a reduction in our estimated proved reserves and, as a result of this reduction, we recorded substantial impairments to our oil, natural gas and NGLs properties in the year ended December 31, 2015.

The prices for oil, natural gas and NGLs are volatile due to a variety of factors, including, but not limited to:

•the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) and other producing countries to agree upon production levels which has an impact on oil prices;

•
social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States, such as the Middle East, and armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•the level and growth of consumer product demand;

•labor unrest in oil and natural gas producing regions;

•	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•the price and availability of alternative fuels and renewable energy sources;

•	the impact of the U.S. dollar exchange rates on commodity prices;

•the price of foreign imports;

•	technological advances affecting energy consumption;

•worldwide economic conditions; and

•the availability of liquid natural gas imports.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil, natural gas and NGLs.

Sustained lower prices or any further decline in prices of oil, natural gas and NGLs prices would not only reduce our revenue, but could reduce the amount of oil, natural gas and NGLs that we can produce economically, cause us to delay or postpone our planned capital expenditures and result in further impairments to our oil and gas properties, all of which could have a material adverse effect on our financial condition, results of operations and reserves. If the oil and gas industry continues to experience low prices or experiences significant further price declines, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms or resume cash distributions to our unitholders, all of which can affect the value of our units.

Continued low oil, natural gas and NGLs prices and other factors have resulted, and in the future may result, in ceiling test or goodwill write-downs and other impairments of our asset carrying values.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development drilling plans, production data, economics and other factors, we may be required to write down the carrying value of our properties.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2015 of $1.8 billion as a result of a decline in realized oil and natural gas prices at the respective measurement dates of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. Such impairment was recognized during each quarter of 2015 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2015	$132,610	$3.91	$82.62
Second quarter 2015	$733,365	$3.44	$71.51
Third quarter 2015	$491,487	$3.11	$59.23
Fourth quarter 2015	$484,855	$2.62	$50.20
Total	1,842,317

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2015 were declining oil and natural gas prices and the closing of the LRE Merger and Eagle Rock Merger. The fair value of the properties acquired (determined using forward oil and natural gas price curves on the acquisition dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices on the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions because generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

We expect to record an additional impairment of our oil and natural gas properties during 2016 as a result of declining oil and natural gas prices. Based on the 11-month average oil, natural gas and NGLs prices through February 1, 2016 and if such prices do not change during March 2016, we estimate that, on a pro forma basis, we will record a ceiling test write down on our existing assets of approximately $221.3 million at March 31, 2016 and an additional write down of $458.9 million for the remainder of the year ending December 31, 2016. If oil, natural gas and NGLs prices were to decline an additional 10% from their 11-month average through February 1, 2016, we estimate that, on a pro forma basis, we would record additional ceiling test write downs on our existing assets of approximately $504.0 million at March 31, 2016 and an additional write down of $388.2 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

Additionally, we have recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Encore Energy Partners LP acquisition completed in December 2010 and the LRE Merger. Significant oil, natural gas and NGLs price declines could cause us to record an impairment of goodwill, which would be reflected as a non-cash charge against current earnings. We recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015. Based on further evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

We may not have sufficient cash from operations to resume the payment of monthly cash distributions on our common and Class B units, and we may not have sufficient funds to resume the payment of monthly cash distributions on our preferred units.

We have suspended cash distributions to the holders of our common and Class B units and preferred units in order to conserve cash, repay our debt under our Reserve-Based Credit Facility and improve our liquidity.

We may not have sufficient available cash each month to resume distributions to our common and Class B unitholders. Under the terms of our limited liability company agreement, in the event that we elect to resume such monthly cash distributions to our common and Class B unitholders, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our board of directors establishes to provide for future operations, future capital expenditures, including acquisitions of additional oil and natural gas properties, future debt service requirements and future cash distributions to our common and Class B unitholders.

The amount of cash we can distribute on our common and Class B units principally depends upon the amount of cash we generate from our operations, which will fluctuate from month to month based on, among other things:

•	the amount of oil, natural gas and NGLs we produce;

•	the prices at which we are able to sell our oil, natural gas and NGLs production (which decreased significantly in 2015 and have continued to decrease in 2016);

•	the level of our operating costs;

•	the level of our price risk management activities; and

•	voluntary payments on our debt agreements.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including, but not limited to:

•	the level of our capital expenditures;

•	our ability to make working capital borrowings under our financing arrangements to pay distributions;

•	the cost of acquisitions, if any;

•	our debt service requirements, including the level of our interest expense which depends on the amount of our indebtedness and the interest payable thereon;

•	required payments on our debt agreements;

•	the success of our price risk management activities;

•	fluctuations in our working capital needs;

•	timing and collectability of receivables;

•	prevailing economic conditions; and

•	the amount of cash reserves established by our board of directors for the proper conduct of our business.

As a result of these factors, we may not have sufficient available cash to resume our monthly cash distributions to our common and Class B unitholders. Even if we were able to resume a monthly cash distribution to these unitholders, the amount of available cash that we could distribute in any month to our unitholders may fluctuate significantly from month to month.

In addition, we may not have sufficient funds each month to resume distributions to our preferred unitholders. Furthermore, while the monthly preferred unit distributions on our preferred units are in arrears, we are restricted from making cash distributions on our common units, which in turn may cause the price of our common units to decline. If at any time the preferred unit distributions on any class of our preferred units become 18 months in arrears, whether consecutive or not, the holders of our preferred units will become entitled to elect two members of our board of directors, and the size of our board of directors will be increased to accommodate such change, if needed. The holders of our preferred units will be entitled to continue electing two members of our board of directors until we pay in full, or declare and set aside funds for the payment of, all unpaid distributions on the preferred units.

Growing the Company will require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.

We plan to fund our growth through acquisitions with proceeds from sales of our debt and equity securities and borrowings from the credit facility (the “Reserve-Based Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”); however, we cannot be certain that we will be able to issue our debt and equity securities on terms or in the proportions that we expect, or at all, and we may be unable to refinance our Reserve-Based Credit Facility upon maturity. In addition, we have limited borrowing capacity under our Reserve-Based Credit Facility; as of December 31, 2015, there was approximately $1.69 billion of outstanding borrowings and $107.5 million of borrowing capacity under the Reserve-Based Credit Facility, after reflecting a $4.5 million reduction in availability for letters of credit .

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as disruptions in credit market and debt and equity capital market conditions could negatively impact our ability to remain in compliance with the financial covenants under our Reserve-Based Credit Facility which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or not pursue growth opportunities.

The terms of our indebtedness include restrictions and financial covenants that could limit growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The indentures governing our Senior Notes due 2020 and Senior Secured Second Lien Notes and our Reserve-Based Credit Facility impose significant operating and financial restrictions on us. These restrictions limit our ability and that of our restricted subsidiaries to, among other things:

•	resume distributions in respect of our common units and preferred units or make other restricted payments;

•	incur additional secured and unsecured indebtedness;

•	create liens;

•	engage in mergers or consolidations or sell or otherwise dispose of all or substantially all of our assets;

•	make certain dispositions and transfers of assets;

•	engage in transactions with affiliates;

•	make investments; and

•	refinance certain indebtedness.

In addition, our Reserve-Based Credit Facility contains a number of significant covenants that, among other things, restrict our ability to:

•	dispose of assets;

•	incur or guarantee additional indebtedness and issue certain types of preferred equity;

•	resume distributions in respect of our common units;

•	create liens on our assets;

•	enter into sale or leaseback transactions;

•	enter into specified investments or acquisitions;

•	repurchase, redeem or retire our capital stock or subordinated debt;

•	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	engage in specified transactions with subsidiaries and affiliates; or

•	pursue other corporate activities.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the indentures governing our Senior Notes due 2020 and Senior Secured Second Lien Notes and our Reserve-Based Credit Facility. Our Reserve-Based Credit Facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Additionally, the indentures governing our Senior Notes due 2020 and Senior Secured Second Lien Notes contain covenants limiting our ability to incur additional indebtedness unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that, after giving effect to the incurrence of additional debt, our fixed charge coverage ratio (which is the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters) will be at least 2.25 to 1.0. If our fixed coverage ratio falls below 2.25 to 1.0, the second test applies to borrowings under credit agreements and limits these borrowings to: (i) under our Senior Notes due 2020, the greater of (a) a fixed sum of $1.0 billion and (b) $475.0 million plus 35% of our adjusted consolidated net tangible assets, which is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves, and (ii) under our Senior Secured Second Lien Notes, the greater of (a) a fixed sum of $1.8 billion and (b) $950.0 million plus 35% of our modified adjusted consolidated net tangible assets. Lower oil and natural gas prices in the future could reduce our adjusted consolidated EBITDA, as well as our adjusted consolidated net tangible assets, and thus could reduce our ability to incur additional indebtedness. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Further declines in oil, and natural gas and NGLs prices, or a prolonged period of oil, natural gas and NGLs prices at existing levels, could eventually result in our failing to meet one or more of the financial covenants under our Reserve-Based Credit Facility, which could require us to finance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under the indentures referenced above or our Reserve-Based Credit Facility. A default under these agreements, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it, and, even if new financing were then available, it may not be on terms that are acceptable to us. Further, to the extent that we enter into additional transactions which result in the discharge of debt at a discount, the holders of our common units may be subject to income tax to the extent the cancellation of indebtedness income exceeds cumulative passive losses generated by Vanguard in prior years, if applicable. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

As of March 3, 2016, we had an aggregate amount of approximately $2.3 billion outstanding under our Reserve-Based Credit Facility, Senior Notes due 2020, Senior Secured Second Lien Notes and Lease Financing Obligations with additional borrowing capacity of approximately $96.6 million under our Reserve-Based Credit Facility. As a result of our indebtedness, we will use a portion of our cash flow to pay interest and principal when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and gas industry, general economic and financial conditions, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations to service our outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying acquisitions or our drilling program; or

•	seeking to raise additional capital.

However, we cannot assure you that we would be able to refinance or restructure our debt or implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and prospects.

The borrowing base under our Reserve-Based Credit Facility is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will re-determine the borrowing base based on an engineering report with respect to our oil, natural gas and NGLs reserves, which will take into account the prevailing oil, natural gas and NGLs prices at such time. In the future, we may not be able to access adequate funding under our Reserve-Based Credit Facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. In June 2015, our lenders reduced the borrowing base under our Reserve-Based Credit Facility from $2.0 billion to $1.6 billion, although the borrowing base was automatically increased to $1.8 billion upon the closing of the LRE Merger. Our next borrowing base redetermination is scheduled for April 2016. Based on projected market conditions, continued declines in oil and natural gas prices and as existing hedges roll off, we expect a reduction in our borrowing base at the next scheduled redetermination. The precise amount of the reduction is not known at this time but we do expect that the amount will be significant.

Continued declines in commodity prices could result in future redeterminations that further reduce our borrowing base and, in such case, we could be required to repay any indebtedness in excess of the borrowing base. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Reserve-Based Credit Facility. Any increase in the borrowing base requires the consent of all the lenders. Outstanding borrowings in excess of the borrowing base must be repaid within 30 days, or in six monthly installments beginning within 30 days, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our Reserve-Based Credit Facility.

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

Suitable acquisition candidates may not be available on terms and conditions that we find acceptable, we may not be able to obtain financing for certain acquisitions, or we may be outbid by competitors. If we are unable to acquire properties containing additional proved reserves, our total level of additional proved reserves will decline as a result of our production, and we will be limited in our ability to pay cash distributions to our unitholders. Even if future acquisitions are completed, they may pose substantial risks to our businesses, financial conditions and results of operations.

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

Price differentials may widen in the future. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, changes in the mid-stream or downstream sectors of the industry, trade restrictions and governmental regulations. We may be adversely impacted by a widening differential on the products we sell. Our oil and natural gas hedges are based on WTI or natural gas index prices and the NGLs hedges are based on the Oil Price Information Service postings as well as market-negotiated ethane spot prices, so we may be subject to basis risk if the differential on the products we sell widens from those benchmarks and we do not have a contract tied to those benchmarks. We have entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. Currently, we are unable to hedge widening oil differentials in certain operating areas. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive and our inability to enter into hedge contracts at favorable pricing and for a sufficient amount of our production could adversely affect our financial condition, results of operations and cash flows from operations in the future.

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

Unless we replace our reserves, our existing reserves and production will decline, which would adversely affect our cash flow from operations and our ability to resume or sustain distributions to our unitholders.

Producing oil and natural gas wells extract hydrocarbons from underground structures referred to as reservoirs. Reservoirs contain a finite volume of hydrocarbon reserves referred to as reserves in place. Based on prevailing prices and production technologies, only a fraction of reserves in place can be recovered from a given reservoir. The volume of the reserves in place that is recoverable from a particular reservoir is reduced as production from that well continues. The reduction is referred to as depletion. Ultimately, the economically recoverable reserves from a particular well will deplete entirely, and the producing well will cease to produce and will be plugged and abandoned. In that event, we must replace our reserves. Unless we are able over the long-term to replace the reserves that are depleted through production, investors in our units should consider the cash distributions that are paid on the units not merely as a “distribution yield” on the units, but as a combination of both a return of capital and a return on investment. Investors in our units will have to obtain the return of capital invested out of cash flow derived from their investments in units during the period when reserves can be economically recovered. Accordingly, we give no assurances that the distributions our unitholders receive over the life of their investment will meet or exceed their initial capital investment.

Adverse developments in our operating areas would reduce our ability to resume distributions to our unitholders.

Our properties are located in Wyoming, Colorado, Texas, New Mexico, Louisiana, Mississippi, Montana, Arkansas, Oklahoma, North Dakota and Alabama. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could have a negative impact on our results of operations and cash available for distribution to our unitholders.

Our acquisition activities will subject us to certain risks.

A principal component of our business strategy is to grow our asset base and production through the acquisition of oil and natural gas properties characterized by long-lived, stable production. We have therefore historically expanded our operations through acquisitions.

Any acquisition involves potential risks, including, but not limited to, the following, which could reduce the amount of cash available from the affected properties:

•	the validity of our assumptions about reserves, future production, revenues and costs, including synergies;

•	unforeseen difficulties encountered in operating in new geographic areas;

•	some of the acquired properties may not produce revenues, reserves, earnings or cash flow at anticipated levels;

•
we may assume liabilities, including environmental liabilities, that were not disclosed or that exceed their estimates, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•
we may be unable to integrate acquired properties successfully and may not realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	acquisitions could decrease our liquidity by using a significant portion of our available cash or borrowings to finance acquisitions;

•	acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	we may incur a significant increase in our interest expense or financial leverage if we incur additional debt related to future acquisitions;

•	an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes;

•	customer or key employee losses at the acquired businesses; and

•	acquisitions could cause other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charge.

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

For example, the realized success of the LRE Merger and Eagle Rock Merger will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our business with the business of LRE and Eagle Rock. To realize these anticipated benefits, the businesses must be successfully combined. If the combined entity is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the LRE Merger and Eagle Rock Merger may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the mergers.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Reserve-Based Credit Facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. If interest rates on our facility increased by 10%, interest expense for the year ended December 31, 2015 would have increased by approximately $0.4 million. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risks” included under Part II of this annual report for further information regarding interest rate sensitivity.

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest. As of December 31, 2015, we operated approximately 56% of our production and non-operated wells represented approximately 44% of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties, including timing of drilling and other scheduled operations activities, compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. In the past, we have changed our development plans for certain proved undeveloped reserves and expect future development plans may also change as the operators of our outside operated properties adjust their capital plans based on prevailing market conditions. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

The amount of cash that we have available for distribution to our unitholders depends primarily upon our cash flow and not our profitability.

The amount of cash that we have available for distribution depends primarily on our cash flow, including cash from reserves and working capital or other borrowings, and not solely on our GAAP net income, which is affected by non-cash items. As a result, we may be unable to resume the payment of distributions even when we record net income, and we may be able to resume the payment of distributions during periods when we incur net losses.

Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

No one can measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reservoir engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. We prepare our own estimates of proved reserves and engage D&M, an independent petroleum engineering firm, to audit a substantial portion of our reserves. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, the calculation of estimated reserves requires certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs, any of which assumptions may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

For example, to illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2015 would decrease from 2,288.9 Bcfe to 2,061.3 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices were $2.57 per MMBtu (or a $0.05 price decrease from the 12-month average price of $2.62) and oil prices were $44.28 per barrel (or a $5.92 price decline from the 12-month average price of $50.20), while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2015 would increase from 2,288.9 Bcfe to 2,324.1 Bcfe. The preceding assumed prices in example (2) were derived from the 5-year New York Mercantile Exchange (NYMEX) forward strip price at February 29, 2016. Our Standardized Measure is calculated using unhedged oil and natural gas prices and is determined in accordance with the rules and regulations of the SEC. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.

The PV-10 of our proved reserves at December 31, 2015 may not be the same as the current market value of our estimated oil, natural gas and NGLs reserves.

You should not assume that the present value of future net reserves (“PV-10”) value of our proved reserves as of December 31, 2015 is the current market value of our estimated oil, natural gas and NGLs reserves. We base the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	the actual prices we receive for oil, natural gas and NGLs;

•	our actual development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimates included in this annual report, which could have a material effect on the value of our reserves. The oil and natural gas prices used in computing our PV-10 as of December 31, 2015 under SEC guidelines were $50.20 per barrel of crude oil and $2.62 per MMBtu for natural gas, respectively, before price differentials.

Using more recent prices in estimating proved reserves would result in a reduction in proved reserve volumes because they are lower than the prices used in estimated proved reserves and due to economic limits, which would further reduce the PV-10 value of our proved reserves.

Our operations require substantial capital expenditures, which will reduce our cash available for distribution. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our reserves and adversely affect our ability to resume distributions to our unitholders.

The oil and natural gas industry is capital intensive. We have made and ultimately expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of oil, natural gas and NGLs reserves. These expenditures will reduce our cash available for distribution. We intend to finance our future capital expenditures with cash flow from operations and our financing arrangements. Our cash flow from operations and our access to capital are subject to a number of variables, including, but not limited to:

•	our proved reserves;

•	the level of oil, natural gas and NGLs we are able to produce from existing wells;

•	the prices at which our oil, natural gas and NGLs are sold; and

•	our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our Reserve-Based Credit Facility decrease as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to replace or add to our reserves. In turn, we may not be able to resume or sustain any distributions without making accretive acquisitions or capital expenditures that replace or add to our reserves. Our Reserve-Based Credit Facility restricts our ability to obtain new debt financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our Reserve-Based Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves and production and a reduction in our cash available for distribution.

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

For the year ended December 31, 2015, sales of oil, natural gas and NGLs to Mieco Inc., Marathon Oil Company, ConocoPhillips, Plains Marketing, L.P. and Targa Resources, Inc. accounted for approximately 20%, 7%, 7%, 7%, and 6%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2015 therefore accounted for 47% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline.

Our sales of oil, natural gas and NGLs and other energy commodities, and related hedging activities, expose us to potential regulatory risks.

The FTC, FERC and CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas and NGLs or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to resume cash distributions to our unitholders.

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

Part of the regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of natural gas we may produce and sell. A major regulatory requirement inherent in our drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our profitability. At this time, we cannot predict the effect of this increase on our results of operations. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating staff. Please read “Item1. Business-Operations-Environmental and Occupational Health and Safety Matters” and “Item 1. Business-Operations-Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.

The third parties on whom we rely for gathering, compression and transportation services are subject to complex federal, state and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

The operations of the third parties on whom we rely for gathering, compression and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition, results of operations and ability to resume distributions to our unitholders.

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

We may incur significant environmental costs and liabilities in the performance of our operations as a result of our handling petroleum hydrocarbons, hazardous substances and wastes, because of air emissions and wastewater discharges relating to our operations, and due to historical industry operations and waste disposal practices by us or prior operators or other third parties over whom we had no control. For example, an accidental release of petroleum hydrocarbons from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, property and natural resource damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. Please read “Item 1. Business-Operations-Environmental and Occupational Health Safety Matters.”

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

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources including, among others, onshore and offshore oil and natural gas production facilities in the United States on an annual basis, which include certain of our operations. Please read “Item 1. Business-Operations-Environmental and Occupational Health Safety Matters-Climate Change.” These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities, should those facilities exceed threshold permitting levels of GHG emissions.

A number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations. Still other scientists have concluded the sun may be entering an extended period of low-activity similar to the Maunder Minimum of the “Little Ice Age”.  They believe this could have significant physical effects, such as increased periods of extended cold including longer winters, shorter growing seasons and increased frequencies of cold snaps; if any such effects were to occur, they could have an adverse effect on our operations.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, the CFTC introduced new rules in 2013 that would place position limits on future and option contracts and for swaps that are their economic equivalent for certain physical commodities that would be subject to exemptions for bona fide hedges. These rules have not been finalized, and their impact on our hedging activities is uncertain. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant”. The Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). On December 16, 2015, the CFTC adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants or financial end users (though non-financial end users are excluded from margin requirements). While we do not anticipate being subject to margin requirements as a swap dealer, major swap participant or financial end user, application of these requirements to other market participants could affect the cost and availability of swaps we use for hedging. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to resume distributions. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have material, adverse effect on us, our financial condition, and our results of operations.

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

While hydraulic fracturing is typically regulated by state oil and natural gas commissions, and other similar state agencies, increased federal interest has arisen in recent years. Please read “Item 1. Business-Operations-Environmental and Occupational Health Safety Matters-Hydraulic Fracturing.” Some states in which we operate, including Montana, North Dakota, Texas and Wyoming, have adopted and other states are considering adopting legal requirements that could impose more stringent permitting public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, as the State of New York announced in December 2014 with regard to fracturing activities in New York. Also, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Laws and regulations pertaining to threatened and endangered species could delay or restrict our operations and cause us to incur substantial costs.

Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the Migratory Bird Treaty Act, and the Clean Water Act. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS is required to make a determination on listing of numerous species as endangered or threatened under the ESA through the agency’s 2018 fiscal year.

If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. If we were to cause harm to species or damages to wetlands, habitat or natural resources as a result of our operations, government entities or, at times, private parties could seek to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, the government could seek criminal penalties. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

While some of our facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, we believe our operations are in substantial compliance with the ESA. Please read “Item 1. Business-Operations-Environmental and Occupational Health Safety Matters-Endangered Species Act Considerations.”

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

Many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining any of our properties could take actions, such as drilling additional wells that could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves, and may inhibit our ability to further exploit and develop our reserves.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our ability to resume distributions.

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

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing leasehold acreage. As of December 31, 2015, we have identified 1,591 proved undeveloped drilling locations and over 5,013 additional drilling locations. These identified drilling locations represent a significant part of our strategy. The SEC’s reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of such reserves could also have a negative effect on the borrowing base under our Reserve-Based Credit Facility.

Our ability to drill and develop these locations depends on a number of factors, including, among others, the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, drilling and operating costs and drilling results. In addition, we have not assigned any proved reserves to the over 5,013 unproved drilling locations we have identified and scheduled for drilling and therefore there may exist greater uncertainty with respect to the success of drilling wells at these drilling locations. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial position, results of operations and our ability to resume distributions.

Drilling for and producing oil, natural gas and NGLs are high-risk activities with many uncertainties that could adversely affect our financial condition or results of operations and, as a result, our ability to resume distributions to our unitholders.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including, but not limited to:

•	the high cost, shortages or delivery delays of equipment and services;

•	shortages of or delays in obtaining water for hydraulic fracturing operations;

•	unexpected operational events and conditions;

•	adverse weather conditions;

•	human errors;

•	facility or equipment malfunctions;

•	title deficiencies that can render a lease worthless;

•	compliance with environmental and other governmental requirements;

•	unusual or unexpected geological formations;

•	loss of drilling fluid circulation;

•	formations with abnormal pressures;

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

We may incur substantial additional debt in the future to enable us to pursue our business plan and to resume paying distributions to our unitholders.

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile, and we cannot predict the prices we will be able to realize for our production in the future. As a result, we may borrow, to the extent available, significant amounts under our Reserve-Based Credit Facility in the future to enable us to pay monthly distributions. Significant declines in our production or significant declines in realized oil, natural gas and NGLs prices for prolonged periods and resulting decreases in our borrowing base may force us to continue to suspend distributions to our unitholders.

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

Our price risk management activities could result in financial losses or could reduce our cash flow, which may adversely affect our ability to resume distributions to our unitholders.

We enter into derivative contracts to reduce the impact of oil, natural gas and NGLs price volatility on our cash flow from operations. Currently, we primarily use fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. Please read “Item 1. Business—Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about our price risk management activities.

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

Our price risk management arrangements in place will not fully mitigate the effect of oil, natural gas and NGLs price volatility, and our revenue and results of operations will be adversely affected if prices remain at current levels or decline further. In the current commodity price environment, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will become more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors, customers, joint interest owners and by counterparties to our price risk management arrangements. Some of our vendors, customers, joint interest owners and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers, joint interest owners and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’, customers’, joint interest owners’ and counterparties’ liquidity and ability to make payments or perform on their obligations to us.  Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers, joint interest owners and/or counterparties could reduce our ability to resume distributions to our unitholders.

We depend on senior management personnel, each of whom would be difficult to replace.

We depend on the performance of Scott W. Smith, our President and Chief Executive Officer, Richard A. Robert, our Executive Vice President and Chief Financial Officer and Britt Pence, our Executive Vice President of Operations. We do not maintain key person insurance for any of Mr. Smith, Mr. Robert or Mr. Pence. The loss of any or all of Messrs. Smith, Robert and Pence could negatively impact our ability to execute our strategy and our results of operations.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to compete effectively with larger companies in the oil and natural gas industry, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil, natural gas and NGLs, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low oil, natural gas and NGLs prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Furthermore, we may not be able to aggregate sufficient quantities of production to compete with our larger competitors that are able to sell greater volumes of production to intermediaries, thereby reducing the realized prices attributable to our production. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

SEC rules could limit our ability to book additional proved undeveloped reserves in the future.

SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required five-year timeframe.

Risks Related to Our Structure

Our limited liability company agreement limits our duties to our unitholders and restricts the remedies available to our unitholders for actions taken by us that might otherwise constitute breaches of duty.

Our limited liability agreement contains provisions that reduce the standards to which we might otherwise be held by state fiduciary duty law. For example, our limited liability company agreement:

•
provides that our board of directors and our directors and officers will not have any liability to us or our unitholders for decisions made so long as our board of directors or any director or officer acted in good faith, meaning that our board of directors or such director or officer believed the determination or other action was in our best interests;

•
provides generally that affiliated transactions and resolutions of conflicts of interest not approved by our conflicts committee and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by us in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” we may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

•
provides that we and our officers and directors will not be liable to us or our unitholders for losses sustained or liabilities incurred as a result of any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining in respect of such matter or question that we or such other persons acted in bad faith or engaged in fraud, willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

Our unitholders are bound by the provisions in our liability company agreement, including those discussed above.

Our limited liability company agreement restricts the voting rights of unitholders owning 20% or more of our units.

Our unitholders’ voting rights are restricted by the provision in our limited liability company agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our founding unitholder and his affiliates or transferees and persons who acquire such units with the prior approval of the board of directors, cannot vote on any matter. Our limited liability agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

We may issue an unlimited number of additional units without common unitholder approval, which would dilute the ownership interest of existing unitholders.

Under our limited liability company agreement, we may, without the approval of our unitholders, issue an unlimited number of additional limited liability company interests of any type, including common units, without the approval of our unitholders.

The issuance by us of additional units or other equity securities may have the following effects:

•	our existing unitholders’ proportionate ownership interest in us may decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

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

Unlike a corporation, our limited liability company agreement requires us to make quarterly distributions to our unitholders of all available cash, reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. We pay distributions on monthly basis. The value of our units, including common units, may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may have difficulty issuing more equity to recapitalize.

Our management may have conflicts of interest with our unitholders. Our limited liability company agreement limits the remedies available to our unitholders in the event our unitholders have a claim relating to conflicts of interest.

Conflicts of interest may arise between our management, on the one hand, and the Company and our unitholders, on the other hand, related to the divergent interests of our management. Situations in which the interests of our management may differ from interests of our non-affiliated unitholders include, among others, the following situations:

•
our limited liability company agreement gives our board of directors broad discretion in establishing cash reserves for the proper conduct of our business, which will affect the amount of cash available for distribution. For example, our management will use its reasonable discretion to establish and maintain cash reserves sufficient to fund our drilling program;

•
our management team, subject to oversight from our board of directors , determines the timing and extent of our drilling program and related capital expenditures, asset purchases and sales, borrowings, issuances of additional units and reserve adjustments, all of which will affect the amount of cash that we distribute to our unitholders; and

•	affiliates of our directors are not prohibited under our limited liability company agreement from investing or engaging in other businesses or activities that compete with us.

The price of our units could be subject to wide fluctuations and unitholders could lose a significant part of their investment.

During 2015, the quoted market prices of our common and preferred units fluctuated as follows:

	Low	High
Common unit (VNR)	$2.41	$19.50
Series A Preferred unit (VNRAP)	$5.91	$25.23
Series B Preferred unit (VNRBP)	$4.67	$23.76
Series C Preferred unit (VNRCP)	$5.39	$24.24

The market prices of our common and preferred units are subject to fluctuations in response to a number of factors, most of which we cannot control, including, but not limited to:

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

In recent years, and in particular during 2015, the securities market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. Future market fluctuations may result in a lower price of our common units.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 18-607 of the Delaware Limited Liability Company Act, or the “Delaware Act,” we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Under Delaware law, a unitholder who received an impermissible distribution and who knew at the time of the distribution that it violated Delaware law will be liable to us for the distribution amount. Any such unitholder will have no liability for the account of any such distribution after three years from the date of the distribution unless an action to recover the distribution from that unitholder is conditioned within such three-year period and such unitholder is adjudicated liable in the action. A purchaser of common units who becomes a member is liable for the obligations of the transferring member to make contributions to the limited liability company that are known to such purchaser of units at the time it became a member and for unknown obligations if the liabilities could be determined from our limited liability company agreement.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited liability company interests. Reduced demand for our units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline, and may negatively affect our ability to issue additional equity or incur debt.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states or local entities. If the Internal Revenue Service (“IRS”) were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state or local tax purposes, those events would substantially reduce the amount of cash available for payment of distributions on our common units.

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as Vanguard will be treated as a corporation for U.S. federal income tax purposes unless we satisfy the “qualifying income” requirement. Based on our current operations, we believe that we satisfy the qualifying income requirement and will therefore be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gain, loss, or deduction would flow through to unitholders. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would likely be substantially reduced. Therefore, treatment of Vanguard as a corporation would likely result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such tax on us by any such state will reduce the cash available for distribution to our unitholders.

Our unitholders are required to pay taxes on their share of our taxable income, including their share of ordinary income upon cancellation of a portion of our debt, even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, gain, loss and deduction, or specific items thereof, may be substantially different from the unitholder’s interest in our distributable cash flow.

Because our unitholders will be allocated taxable income that could be different in amount from the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income. As of February 25, 2016, we have suspended all cash distributions to unitholders and monthly cash distributions to holders of our preferred units. We may engage in transactions to de-lever the Company and manage our liquidity that may result in income and gain to our unitholders. For example, if we sell assets, our unitholders may be allocated taxable income and gain resulting from the sale. Further, we have in the past engaged in, and may in the future engage in, debt exchanges, debt repurchases, modifications of our existing debt, or similar transactions that resulted in, or could result in, “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated gain and income from asset sales and COD income and may owe income tax as a result of such allocations notwithstanding the fact that we have currently suspended cash distributions to our unitholders.

 For example, our issuance on February 10, 2016 of approximately $75.6 million aggregate principal amount of new Senior Secured Second Lien Notes to certain eligible holders of Senior Notes due 2020 in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 has resulted in the COD income that will be allocated to our unitholders as of February 29, 2016. Some or all of our unitholders may be allocated substantial amounts of such taxable COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect to each unitholder will depend on the unitholder's individual tax position with respect to the units; however, taxable income allocations from us, including allocations of COD income, increase a unitholder’s tax basis in his units.

A unitholder’s share of our taxable income and gain (or specific items thereof) may be substantially greater than, or our tax losses and deductions (or specific items thereof) may be substantially less than, the unitholder’s interest in our distributable cash flow. This may occur, for example, in the case of a unitholder who owns units in the month in which the cancellation of debt occurs or a unitholder who acquires units directly from us in exchange for a contribution of property whose fair market value exceeds its tax basis at the time of the contribution. Unitholders are encouraged to consult their tax advisors with respect to the consequences of potential transactions that may result in income and gain to unitholders.

The tax treatment of publicly traded partnerships or of an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or of an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama Administration’s budget proposal for fiscal year 2017 recommends that publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress also propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for U.S. federal income tax purposes.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells his common units, he will recognize gain or loss equal to the difference between the amount realized and his tax basis in those common units. Prior distributions per common unit to a unitholder in excess of the total net taxable income allocated per common unit to such unitholder will decrease such unitholder’s tax basis in that common unit. The amount of this decreased tax basis will, in effect, become taxable income to him to the extent the common unit is sold at a price greater than his tax basis in that common unit, even if the sales price is less than his original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells his common units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units or our preferred units that may result in adverse tax consequences to them.

Investment in our common units or our preferred units by tax-exempt entities, such as individual retirement accounts (“IRAs”), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If a Vanguard unitholder is a tax-exempt entity or a non-U.S. person, he should consult his tax advisor before investing in our common units or in our preferred units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors, including our inability to match transferors and transferees of our common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of our common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. The proposed regulations do not, however, specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g. a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

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

We will be considered to have constructively terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedule K-1s) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination.  Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes.  If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The fiscal year 2017 budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies, and legislation has been introduced in Congress which would implement many of these proposals. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

Our unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to return filing requirements and other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those return filings requirements. We currently conduct business and own assets in many states. Several of these states currently impose a personal income tax on individuals and all of these states impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax. It is the responsibility of each of our unitholders to file all U.S. federal, state and local tax returns.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

A description of our properties is included in “Item 1. Business,” and is incorporated herein by reference.

We have office leases in Houston and Odessa, Texas; Gillette, Wyoming; and Mustang and Tulsa, Oklahoma. As of December 31, 2015, the leases for the Houston offices cover approximately 37,156 square feet and 90,293 square feet of office space with terms ending on February 29, 2020 and February 28, 2018, respectively. Our lease for the Odessa office covers approximately 6,500 square feet of office space, and runs through June 30, 2019. In Wyoming, the lease for our Gillette office covers approximately 5,000 square feet with a lease term expiring on April 30, 2018. We are also leasing a fenced yard in Gillette, Wyoming with lease term ending on March 31, 2018. Our leases for the Mustang and Tulsa, Oklahoma offices cover approximately 1,750 square feet and 3,000 square feet, respectively, with terms ending on July 31, 2016 and November 30, 2017, respectively. We also have leases in Eunice, New Mexico and Lindsay and Stroud, Oklahoma which are month-to-month. The total annual cost of our office leases for 2015 was approximately $2.3 million.

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

We are also a party to separate legal proceedings relating to each of the LRE Merger, the Eagle Rock Merger and our debt exchange, as further discussed below.

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

Litigation Relating to the Eagle Rock Merger

On May 28, 2015 and June 10, 2015, alleged Eagle Rock unitholders (the “State Plaintiffs”) filed two derivative and class action lawsuits against Eagle Rock, Eagle Rock GP, Eagle Rock Energy G&P, LLC (“Eagle Rock G&P”), Vanguard, Talon Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard (“Merger Sub”), and the members of Eagle Rock G&P’s board of directors (collectively, the “Defendants”). These lawsuits have been consolidated as Irving and Judith Braun v. Eagle Rock

Energy GP, L.P. et al., Cause No. 2015-30441, in the District Court of Harris County, Texas, 125th Judicial District (the “State Lawsuits”). On November 11, 2015, the State Lawsuits were voluntarily dismissed without prejudice.

On June 1, 2015, another alleged Eagle Rock unitholder filed a class action lawsuit against the Defendants. This lawsuit was styled Pieter Heydenrych v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470, in the United States District Court for the Southern District of Texas, Houston Division (the “Federal Lawsuit”). On February 12, 2016, certain additional alleged Eagle Rock unitholders (the “Federal Plaintiffs”) amended the complaint in the Federal Lawsuit (the “Amended Complaint”), which is now styled Irving Braun, et al. v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470.

In the Amended Complaint, the Federal Plaintiffs allege multiple causes of action related to the registration statement and proxy statement filed with the SEC in connection with the Eagle Rock Merger, including that (i) Vanguard and certain of its officers and directors have allegedly violated Section 11 of the Securities Act for including inaccurate, misleading and untrue material statements in the registration statement and proxy statement related to the Eagle Rock Merger , (ii) the members of Vanguard’s board of directors are allegedly culpable participants in the violations of Section 11 of the Securities Act for signing the registration statements and of Section 15 of the Securities Act for participating in the issuance of common units in connection with the Eagle Rock Merger, (iii) the Defendants have allegedly violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for filing proxy statements with misleading and untrue material statements and (iv) the Defendants have allegedly violated Section 20 of the Exchange Act by failing to use their control and influence to stop the violation of Section 14(a) of the Exchange Act. The Federal Plaintiffs allege that the registration statement and proxy statement filed in connection with the Eagle Rock Merger failed, among other things, to disclose allegedly material details concerning (x) Eagle Rock’s and Vanguard’s financial and operational projections, (y) Vanguard’s debt obligations and (z) an imminent reduction in Vanguard’s distributions to unitholders.

Based on these allegations, the Federal Plaintiffs seek damages and attorneys’ fees.

The Defendants’ date to answer, move to dismiss, or otherwise respond to the Federal Lawsuit is currently set for March 28, 2016. Vanguard cannot predict the outcome of the Federal Lawsuit or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the Federal Lawsuit. The Defendants believe the Federal Lawsuit is without merit and intend to vigorously defend against it.

Litigation Relating to the Debt Exchange

On March 1, 2016, a purported holder of the 7.875% Senior Notes due 2020, Gregory Maniatis, individually and purportedly on behalf of other non-qualified institutional buyers (“non-QIBs”) who beneficially held the Senior Notes due 2020 (the “Debt Exchange Plaintiff”), filed a class action lawsuit, against Vanguard and VNRF (collectively, the “Debt Exchange Defendants”). The lawsuit is styled Gregory Maniatis v. Vanguard Natural Resources, LLC and VNR Finance Corp., Case No. 16-cv-1578, in the United States District Court for the Southern District of New York (the “Debt Exchange Lawsuit”).

The Debt Exchange Plaintiff alleges a variety of causes of action challenging the Company’s debt exchange, whereby the Debt Exchange Defendants issued new 7.0% Senior Secured Second Lien Notes due 2023 in exchange for certain Senior Notes due 2020, including that (a) the Debt Exchange Defendants have allegedly violated Section 316(b) of the Trust Indenture Act of 1939 by benefiting themselves and a minority of the holders of Senior Notes due 2020 at the expense of the non-QIB holders of Senior Notes due 2020, (b) the Debt Exchange Defendants have allegedly breached the terms of the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”) and the Debt Exchange Plaintiff’s and class members’ contractual rights under the indenture, (c) the Debt Exchange Defendants have allegedly violated the implied covenant of good faith and fair dealing in connection with the debt exchange, and (d) the Debt Exchange Defendants have allegedly unjustly enriched themselves at the expense of the Debt Exchange Plaintiff and class members by reducing indebtedness and reducing the value of the Senior Notes due 2020.

Based on these allegations, the Debt Exchange Plaintiff seeks declaratory relief that the debt exchange and the liens created for the benefit of the Senior Secured Second Lien Notes are null and void and that the debt exchange effectively resulted in a default under the Senior Notes Indenture. The Debt Exchange Plaintiff also seeks monetary damages and attorneys’ fees.

The Debt Exchange Lawsuit is in early stages of litigation. The Debt Exchange Defendants have yet to answer, move to dismiss or otherwise respond to the Debt Exchange Lawsuit. Vanguard cannot predict the outcome of the Debt Exchange Lawsuit or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the Debt Exchange Lawsuit. The Debt Exchange Defendants believe the Debt Exchange Lawsuit is without merit and intend to vigorously defend against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ under the symbol “VNR.” On March 3, 2016, there were 130,481,279 common units outstanding and approximately 515 unitholders, which does not include beneficial owners whose units are held by a clearing agency, such as a broker or a bank. On March 3, 2016, the market price for our common units was $2.11 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $270.6 million. The following table presents the high and low sales price for our common units during the periods indicated.

	Common Units
	High	Low
2015
Fourth Quarter	$9.53	$2.41
Third Quarter	$15.50	$5.50
Second Quarter	$17.59	$13.81
First Quarter	$19.50	$11.90
2014
Fourth Quarter	$27.72	$12.57
Third Quarter	$33.04	$26.11
Second Quarter	$32.21	$29.26
First Quarter	$31.50	$29.11

Stock Performance Graph. The performance graph below compares total unitholder return on our common units, with the total return of the Standard & Poor’s 500 Index, or “S&P 500 Index,” and our Peer Group Index, a weighted composite of six oil and natural gas production publicly traded partnerships. The partnerships included in our peer group are Linn Energy, LLC, BreitBurn Energy Partners, LP, Legacy Reserves LP, EV Energy Partners, L.P., Mid-Con Energy Partners, LP and Memorial Production Partners LP. We have selected the members in our peer group based on annual revenue, market capitalization, total assets, and areas of operation. Total return includes the change in the market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in VNR at the last reported sale price of units as reported by New York Stock Exchange ($29.65) on December 31, 2010, and in the S&P 500 Index and our peer group index on the same date.  The results shown in the graph below are not necessarily indicative of future performance. The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Vanguard Natural Resources, LLC	$100.00	100.52	104.58	129.59	72.57	16.46
Peer Group Index	100.00	115.28	114.68	125.48	59.41	10.56
S&P 500 Index	100.00	102.11	118.44	156.78	178.22	180.67

Distributions Declared. The following table shows the amount per unit, record date and payment date of the cash distributions we paid on each of our common units attributable to each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors. On February 18, 2016, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of January 2016 of $0.03 per common and Class B unit, or $0.36 on an annualized basis, which will be paid on March 15, 2016 to Vanguard unitholders of record on March 1, 2016. On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and preferred units effective with the February 2016 distribution.

For additional information about our ability to resume distributions to our unitholders, please read “Item 1A. Risk Factors-Risks Related to Our Business-We may not have sufficient cash from operations to resume monthly distributions on our common units following establishment of cash reserves and payment of operating costs.”

	Cash Distributions
	Per Unit	Record Date	Payment Date
2015
Fourth Quarter
December	$0.0300	February 1, 2016	February 12, 2016
November	$0.0300	January 4, 2016	January 14, 2016
October	$0.1175	December 1, 2015	December 15, 2015
Third Quarter
September	$0.1175	November 2, 2015	November 13, 2015
August	$0.1175	October 1, 2015	October 15, 2015
July	$0.1175	September 1, 2015	September 14, 2015
Second Quarter
June	$0.1175	August 3, 2015	August 14, 2015
May	$0.1175	July 1, 2015	July 15, 2015
April	$0.1175	June 1, 2015	June 12, 2015
First Quarter
March	$0.1175	May 1, 2015	May 15, 2015
February	$0.1175	April 1, 2015	April 14, 2015
January	$0.1175	March 2, 2015	March 17, 2015
2014
Fourth Quarter
December	$0.2100	February 2, 2015	February 13, 2015
November	$0.2100	January 2, 2015	January 14, 2015
October	$0.2100	December 1, 2014	December 15, 2014
Third Quarter
September	$0.2100	November 3, 2014	November 14, 2014
August	$0.2100	October 1, 2014	October 15, 2014
July	$0.2100	September 2, 2014	September 12, 2014
Second Quarter
June	$0.2100	August 1, 2014	August 14, 2014
May	$0.2100	July 1, 2014	July 15, 2014
April	$0.2100	June 2, 2014	June 13, 2014
First Quarter
March	$0.2100	May 1, 2014	May 15, 2014
February	$0.2100	April 1, 2014	April 14, 2014
January	$0.2075	March 3, 2014	March 17, 2014

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

(ii)
comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which we or any of our subsidiaries is a party or by which we are bound or our assets are subject; or

(iii)	provide funds for distributions and redemption payments on Series A Cumulative Preferred Units, Series B Cumulative Preferred Units and Series C Cumulative Preferred Units; or

(iv)	provide funds for distributions to our unitholders with respect to any one or more of the next four quarters;

provided that disbursements made by us or any of our subsidiaries or cash reserves established, increased or reduced after the end of a quarter but on or before the date of determination of available cash for that quarter shall be deemed to have been made, established, increased or reduced, for purposes of determining available cash, within that quarter if the board of directors so determines.

Distributions on our preferred units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, unless the 15th day falls on a weekend or holiday, in which case it will be paid on the next business day, when, as and if declared by our board of directors. If we resume distributions on our preferred units, we will pay cumulative distributions in cash on our preferred units on a monthly basis at a monthly rate of 7.875% per annum of the liquidation preference of $25.00 per Series A Cumulative Preferred Unit, a monthly rate of 7.625% per annum of the liquidation preference of $25.00 per Series B Cumulative Preferred Unit and a monthly rate of 7.75% per annum of the liquidation preference of $25.00 per Series C Cumulative Preferred Unit.

Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2015.

Unregistered Sale of Equity Securities and Use of Proceeds. During the year ended December 31, 2015, one of our wholly-owned subsidiaries purchased 157,156 of our common units on the open market at the then prevailing market price. The average price paid per common unit was $15.27. The repurchased units were subsequently granted to two of our executive officers, Messrs. Smith and Robert and our three independent directors, Loren B. Singletary, W. Richard Anderson and Bruce W. McCullough, who elected to receive quarterly unit grants in lieu of their 2015 cash compensation.

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

	Year Ended December 31, (5)
	2015	2014	2013	2012(6)	2011(7)
	(in thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$164,111	$268,685	$268,922	$233,153	$236,003
Natural gas sales	193,496	285,439	124,513	47,270	47,977
NGLs sales	39,620	70,489	49,813	29,933	28,862
Net gains on commodity derivative contracts (1)	169,416	163,452	11,256	36,846	6,735
Total revenues	566,643	788,065	454,504	347,202	319,577
Costs and Expenses:
Production:
Lease operating expenses	146,654	132,515	105,502	74,366	63,944
Production and other taxes	40,576	61,874	40,430	29,369	28,621
Depreciation, depletion, amortization and accretion	247,119	226,937	167,535	104,542	84,857
Impairment of oil and natural gas properties	1,842,317	234,434	—	247,722	—
Goodwill impairment loss	71,425	—	—	—	—
Selling, general and administrative expenses (2)	55,076	30,839	25,942	22,466	19,779
Total costs and expenses	2,403,167	686,599	339,409	478,465	197,201
Income (Loss) from Operations:	(1,836,524)	101,466	115,095	(131,263)	122,376
Other Income (Expense):
Interest expense	(87,573)	(69,765)	(61,148)	(41,891)	(28,994)
Net gains (losses) on interest rate derivative contracts	153	(1,933)	(96)	(6,992)	(4,962)
Net gain (loss) on acquisitions of oil and natural gas properties	40,533	34,523	5,591	11,111	(367)
Other	237	54	69	220	77
Total other expense, net	(46,650)	(37,121)	(55,584)	(37,552)	(34,246)
Net Income (Loss)	(1,883,174)	64,345	59,511	(168,815)	88,130
Less: Net income attributable to non-controlling interest	—	—	—	—	(26,067)
Net Income (Loss) Attributable to Vanguard Unitholders	$(1,883,174)	$64,345	$59,511	$(168,815)	$62,063
Less: Distributions to Preferred unitholders	(26,759)	(18,197)	(2,634)	—	—
Net Income (Loss) Attributable to Common and Class B unitholders	$(1,909,933)	$46,148	$56,877	$(168,815)	$62,063
Net Income (Loss) Per Common and Class B Unit:
Basic	$(19.80)	$0.56	$0.78	$(3.11)	$1.95
Diluted	$(19.80)	$0.55	$0.77	$(3.11)	$1.95
Distributions Declared Per Common and Class B Unit (3)	$1.42	$2.52	$2.46	$2.79	$2.28
Weighted Average Common Units Outstanding:
Basic	96,048	81,611	72,644	53,777	31,370
Diluted	96,048	82,039	72,992	53,777	31,370
Weighted Average Class B Units Outstanding	420	420	420	420	420
Cash Flow Data:
Net cash provided by operating activities	$370,084	$339,752	$260,965	$204,490	$176,332
Net cash used in investing activities	$(128,144)	$(1,446,202)	$(397,977)	$(839,244)	$(236,350)
Net cash provided by (used in) financing activities	$(241,940)	$1,094,632	$137,267	$643,466	$61,041
Other Financial Information:
Adjusted EBITDA attributable to Vanguard unitholders interest (4)	$396,829	$421,445	$309,745	$230,512	$164,603

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

(2)	Includes $18.5 million, $11.7 million, $5.9 million, $5.4 million and $3.0 million of non-cash unit-based compensation expense in 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Includes distributions declared during the respective periods. Due to the change in the payment of our distributions from quarterly to monthly starting with our July 2012 distribution, the distributions declared during 2012 include 14 months of distributions compared to 12 months of distributions for each of the other years presented. See “Item 8. Financial Statements and Supplementary Data—Note 8” for further detail on distributions declared.

(4)	See “—Non-GAAP Financial Measure” below.

(5)
From 2011 through 2015, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these assets. The operating results of these properties were included with ours from the closing date of the acquisitions forward.

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

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$—	$11,818	$11,563	$2,851
Short-term derivative assets	236,886	142,114	21,314	46,690	2,333
Other current assets	121,636	144,119	73,025	55,738	51,508
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	1,721,976	2,975,806	1,810,517	1,576,236	1,217,985
Long-term derivative assets	80,161	83,583	60,474	53,240	1,105
Goodwill (1)	506,046	420,955	420,955	420,955	420,955
Other assets	42,592	27,015	91,538	35,712	19,626
Total Assets	$2,709,297	$3,793,592	$2,489,641	$2,200,134	$1,716,363
Short-term derivative liabilities	$356	$3,583	$10,992	$5,366	$12,774
Other current liabilities	201,652	175,021	114,411	74,136	33,064
Long-term debt	2,291,636	1,932,816	1,007,879	1,247,631	771,000
Long-term derivative liabilities	—	1,380	4,085	11,996	20,553
Other long-term liabilities	303,088	146,676	83,939	63,541	35,051
Members’ equity (deficit)	(87,435)	1,534,116	1,268,335	797,464	843,921
Total Liabilities and Members’ Equity	$2,709,297	$3,793,592	$2,489,641	$2,200,134	$1,716,363

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Purchase completed on December 31, 2010 and the LRE Merger completed on October 5, 2015.

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

As of December 31, 2015
Reserve Data:
Estimated net proved reserves:
Crude oil (MMBbls)	64.1
Natural gas (Bcf)	1,554.2
NGLs (MMBbls)	58.4
Total (Bcfe)	2,288.9
Proved developed (Bcfe)	1,652.4
Proved undeveloped (Bcfe)	636.5
Proved developed reserves as % of total proved reserves	72%
Standardized Measure (in millions) (1)(2)	$1,722.5
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$50.20
Natural gas—Henry Hub per MMBtu	$2.62
NGLs—Volume-weighted average price per Bbl	$16.14

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

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the 12-month unweighted average of first-day-of-the-month commodity prices (the “12-month average price”) for January through December 2015, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price. NGLs prices were calculated using the differentials to the WTI price per Bbl of $50.20.

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately in the table below for the years ended December 31, 2015 and 2014. None of our fields had proved reserves that were greater than 15% of our total proved reserves during 2013.

	Net Production(1)			Average Realized Sales Prices (2)			Production Cost (3)
	Crude Oil Bbls/day	Natural Gas Mcf/day	NGLs Bbls/day	Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per Mcfe
Year Ended December 31, 2015
Pinedale (Green River Basin)	804	98,266	1,932	$58.87	$2.37	$0.26	$0.54
Mamm Creek (Piceance Basin)	649	58,764	3,701	$49.30	$1.96	$12.18	$0.43
All other fields	9,529	135,065	3,927	$57.24	$2.07	$21.71	$1.41
Total	10,982	292,095	9,560	$56.89	$3.13	$13.68	$0.96

Year Ended December 31, 2014
Pinedale (Green River Basin)	659	72,090	3,028	$77.76	$3.96	$13.76	$0.43
Mamm Creek (Piceance Basin)	288	32,455	1,424	$72.85	$3.33	$25.71	$0.71
All other fields	8,096	122,953	3,107	$83.66	$3.27	$37.14	$1.54
Total	9,043	227,498	7,559	$82.88	$3.50	$25.62	$1.11

Year Ended December 31, 2013
All fields	8,462	137,632	4,047	$82.26	$3.39	$33.76	$1.36

(1)	Average daily production for 2015, 2014 and 2013 calculated based on 365 days and includes production for all of our acquisitions from the closing dates of these acquisitions.

(2)
Average realized sales prices include the impact of hedges but exclude the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. The average realized prices also reflect deductions for gathering, transportation and processing fees. For details on average sales prices without giving effect to the impact of hedges please see “Item 7. Management’s Discussion and Analysis of Financial Condition-Year Ended December 31, 2015 compared to Year Ended December 31, 2014” and “Item 7. Management’s Discussion and Analysis of Financial Condition -Year Ended December 31, 2014 compared to Year Ended December 31, 2013.”

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus, for 2011, net income (loss) attributable to the non-controlling interest. The result is net income (loss) which includes the non-controlling interest for 2011. From this we add or subtract the following:

•	Net interest expense, including write-off of deferred financing fees;

•	Depreciation, depletion, amortization and accretion;

•	Impairment of oil and natural gas properties;

•	Goodwill impairment loss;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Net gains and losses on acquisitions of oil and natural gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Transaction costs incurred on acquisitions and mergers;

•	Interest income;

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2015	2014	2013	2012	2011(d)
	(in thousands)
Net income (loss) attributable to Vanguard unitholders	$(1,883,174)	$64,345	$59,511	$(168,815)	$62,063
Net income attributable to non-controlling interest	—	—	—	—	26,067
Net income (loss)	(1,883,174)	64,345	59,511	(168,815)	88,130
Plus:
Interest expense	87,573	69,765	61,148	41,891	28,994
Depreciation, depletion, amortization and accretion	247,119	226,937	167,535	104,542	84,857
Impairment of oil and natural gas properties	1,842,317	234,434	—	247,722	—
Goodwill impairment loss	71,425	—	—	—	—
Net gains on commodity derivative contracts	(169,416)	(163,452)	(11,256)	(36,846)	(6,735)
Net cash settlements received on matured commodity derivative contracts (a)(b)	211,723	10,187	30,905	39,102	18,720
Net (gains) losses on interest rate derivative contracts (c)	(153)	1,933	96	6,992	4,962
Net (gain) loss on acquisitions of oil and natural gas properties	(40,533)	(34,523)	(5,591)	(11,111)	367
Texas margin taxes	(266)	(630)	601	239	261
Compensation related items	18,522	11,710	5,931	6,796	3,026
Transaction costs incurred on acquisitions and mergers	11,692	739	865	—	2,019
Adjusted EBITDA before non-controlling interest	$396,829	$421,445	$309,745	$230,512	$224,601
Non-controlling interest attributable to adjustments above	—	—	—	—	(62,838)
Administrative services fees eliminated in consolidation	—	—	—	—	2,840
Adjusted EBITDA available to Vanguard unitholders	$396,829	$421,445	$309,745	$230,512	$164,603

(a) Excludes premiums paid, whether at inception or deferred, for derivative contracts that settled during the period. We consider the cost of premiums paid for derivatives as an investment related to our underlying oil and natural gas properties.	$5,434	$—	$220	$11,641	$11,346
(b) Excludes the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. We consider the amounts paid to sellers for derivative contracts assumed with business combinations a part of the purchase price of the underlying oil and natural gas properties.	$44,761	$21,306	$30,200	$26,505	$169
(c) Includes settlements paid on interest rate derivatives	$5,227	$4,035	$3,888	$2,515	$2,874
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

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. After the LRE and Eagle Rock Mergers in October 2015, through our operating subsidiaries, as of December 31, 2015, we own properties and oil and natural gas reserves primarily located in ten operating basins:

•	the Green River Basin in Wyoming;

•	the Permian Basin in West Texas and New Mexico;

•	the Gulf Coast Basin in Texas, Louisiana, Mississippi and Alabama;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Piceance Basin in Colorado;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

At December 31, 2015, we owned working interests in 14,459 gross (5,285 net) productive wells. In addition to these productive wells, we own leasehold acreage allowing us to drill new wells. We own working interests in approximately 881,508 gross undeveloped acres surrounding our existing wells. Approximately 636.5 Bcfe, or 28%, of our estimated proved reserves were attributable to our working interests in undeveloped leasehold acreage.

Recent Developments and Outlook

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitcal and economic conditions. During 2014, 2015 and the beginning of 2016, for example, oil, natural gas and NGLs prices decreased dramatically. The crude oil spot price per barrel during the years ended December 31, 2014 and 2015 ranged from a high of $107.95 to a low of $34.55 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $6.15 to a low of $1.76. NGLs prices also suffered a similar decline. As of February 29, 2016, the crude oil spot price per barrel was $32.74 and the NYMEX natural gas spot price per MMBtu was $1.62. Among the factors causing such volatility are the domestic and foreign supply of oil and natural gas, the inability of the members of OPEC and other producing countries to agree upon and maintain prices and production levels, social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States and the level and growth of consumer product demand.

The dramatic decline in commodity prices has had a negative impact on the price of our common and preferred units. During 2015, our common unit price declined from a high of $18.72 on February 9, 2015 to a low of $2.46 on December 14, 2015. This low commodity price environment has had and will continue to have a direct impact on our revenue, cash flow from operations and Adjusted EBITDA until commodity prices improve. Sustained low prices or any further declines in prices of oil, natural gas and NGLs could have a material adverse impact on our financial condition, profitability, future growth, borrowing base and the carrying value of our oil and natural gas properties. Additionally, sustained low prices or any further decline in prices of oil, natural gas and NGLs could reduce the amount of oil, natural gas and NGLs that we can produce economically, cause us to delay or postpone our planned capital expenditures and result in further impairments to our oil and natural gas properties. To illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2015 would decrease from 2,288.9 Bcfe to 2,061.3 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices were $2.57 per MMBtu (or a $0.05 price decrease from the 12-month average price of $2.62) and oil prices were $44.28 per barrel (or a $5.92 price decline from the 12-month average price of $50.20), while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2015 would increase from 2,288.9 Bcfe to 2,324.1 Bcfe. The preceding assumed prices in example (2) were derived from the 5-year New York Mercantile Exchange (NYMEX) forward strip price at February 29, 2016. Our management believes that the use of this 5-year NYMEX forward strip price may help provide investors with an understanding of the impact of a sustained low commodity price environment to our proved reserves through a reasonable downsize case assumption. However, the use of this 5-year NYMEX forward strip price is not necessarily indicative of management’s overall outlook on future commodity prices.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2015 of $1.8 billion as a result of a decline in realized oil and natural gas prices at the respective measurement dates of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. Such impairment was recognized during each quarter of 2015 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2015	$132,610	$3.91	$82.62
Second quarter 2015	$733,365	$3.44	$71.51
Third quarter 2015	$491,487	$3.11	$59.23
Fourth quarter 2015	$484,855	$2.62	$50.20
Total	1,842,317

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2015 were declining oil and natural gas prices and the closing of the LRE Merger and Eagle Rock Merger. The fair value of the properties acquired (determined using forward oil and natural gas price curves on the acquisition dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices on the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions because generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

We expect to record an additional impairment of our oil and natural gas properties during 2016 as a result of declining oil and natural gas prices. Based on the 11-month average oil, natural gas and NGLs prices through February 1, 2016 and if such prices do not change during March 2016, we estimate that, on a pro forma basis, we will record a ceiling test write down on our existing assets of approximately $221.3 million at March 31, 2016 and an additional write down of $458.9 million for the remainder of the year ending December 31, 2016. If oil, natural gas and NGLs prices were to decline an additional 10% from their 11-month average through February 1, 2016, we estimate that, on a pro forma basis, we would record additional ceiling test write downs on our existing assets of approximately $504.0 million at March 31, 2016 and an additional write down of $388.2 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

We recognized a goodwill impairment loss of $71.4 million as of December 31, 2015 as a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions. Any further significant decline in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could require us to record additional impairment charges during future periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods which such charges are recorded.

In an effort to mitigate the impact of the challenging commodity price environment, we have taken the steps described below to provide significant incremental cash flow, allow us to meaningfully reduce our leverage over the course of 2016 and provide sufficient liquidity to manage the expected reductions to the borrowing base in our Reserve-Based Credit Facility.

We have implemented a hedging program for approximately 67% and 21% of our anticipated crude oil production in 2016 and 2017, respectively, with 57% in the form of fixed-price swaps in 2016. Approximately 78% and 49% of our natural gas production in 2016 and 2017, respectively, is hedged with 85% in the form of fixed-price swaps in 2016. NGLs production is under fixed-price swaps for approximately 22% of anticipated production in 2016. These hedges will provide some cash flow certainty regardless of the volatility in commodity prices. In the current commodity price environment, however, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will become more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced. In addition, the volumes hedged and hedge prices are lower than those related to the hedges that settled in 2015. Therefore, the benefit to our future operating results is expected to be lower.

We have significantly reduced our capital expenditures budget for 2016. We currently anticipate a capital expenditures budget for 2016 of approximately $63.0 million, which is 44% less than the $112.6 million we spent in 2015. We expect to spend approximately 40% of the 2016 capital expenditures budget in the Green River Basin where we will participate as a non-operating partner in the drilling and completion of directional natural gas wells in the Pinedale Field. Additionally, we expect to spend approximately 21% of the 2016 capital expenditures budget in the Anadarko Basin on the newly acquired SCOOP and STACK assets, participating as a non-operated partner drilling standard length and extended length liquid rich horizontal gas and oil wells targeting the Woodford Shale and various stacked pay Mississippian reservoirs. The balance of the 2016 capital expenditures budget is related to recompletion and maintenance activities in our other operating areas. Due to our plans to reduce capital spending in 2016, we anticipate our annual production will be 10% to 15% lower than our fourth quarter 2015 average daily production of 511,119 Mcfe per day.

In December 2015, we reduced our cash distribution per common unit to $0.03 for the month of November 2015, or $0.36 per unit on an annualized basis. This amount represents an approximate 75% reduction from the payment for the month of October 2015, which was $0.1175 per common unit or $1.41per unit on an annualized basis. This takes into consideration current commodity and financial market conditions and the excess cash flow generated by this action will be used to pay down debt under the Reserve-Based Credit Facility. On February 25, 2016, our board of directors elected to suspend our monthly cash distribution on our common, Class B and preferred units effective with the February 2016 distribution.

On February 10, 2016, we issued approximately $75.6 million aggregate principal amount of new 7.0% Senior Secured Second Lien Notes due 2023 to certain eligible holders of our outstanding 7.875% Senior Notes due 2020 in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 held by such holders. The Senior Secured Second Lien Notes were issued pursuant to an exchange offer. The Senior Secured Second Lien Notes will mature on (i) February 15, 2023 or (ii) December 31, 2019 if, prior to December 31, 2019, we have not repurchased, redeemed or otherwise repaid in full all of the Senior Notes due 2020 outstanding at that time in excess of $50.0 million in aggregate principal amount and, to the extent we have repurchased, redeemed or otherwise repaid the Senior Notes due 2020 with proceeds of certain indebtedness, if such indebtedness has a final maturity date no earlier than the date that is 91 days after February 15, 2023. This reduction in outstanding Senior Notes due 2020 reduced our interest expense by $7.9 million on an annual basis. Under our credit agreement, the issuance of new second lien debt requires, among other things, that our borrowing base decrease by 25% of the amount of new second lien debt. Because of this, the $1.8 billion borrowing base decreased by $18.9 million to $1.78 billion.

At March 3, 2016, we had indebtedness under our Reserve-Based Credit Facility totaling $1.68 billion with a borrowing base of $1.78 billion which provided for $96.6 million in undrawn capacity, after consideration of a $4.5 million reduction in availability for letters of credit. This does not take into consideration available cash of $10.0 million. The borrowing base is subject to adjustment from time to time (but not less than on a semi-annual basis) based on the projected discounted present value of estimated future net cash flows (as determined by our lender’s petroleum engineers utilizing the lender’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next borrowing base redetermination is scheduled for April 2016. Based on projected market conditions, continued declines in oil and natural gas prices and as existing hedges roll off, we expect a reduction in our borrowing base at the next scheduled redetermination. The precise amount of the reduction is not known at this time but we do expect that the amount will be significant. As such, we initiated a process to sell the SCOOP/STACK assets acquired in the Eagle Rock Merger. We anticipate that this divestiture would be consummated at the same time as the April 2016 redetermination and will allow us to reduce borrowings under the Reserve-Based Credit Facility in an amount sufficient to mitigate the reduction in the borrowing base for the April 2016 redetermination. Based on our internal forecasts, we will continue to experience low liquidity but expect to be at a liquidity level sufficient to run our business for the foreseeable future. However, there can be no assurances that our banks will not redetermine our borrowing base at a level below our outstanding borrowings in our April 2016 redetermination or any subsequent redetermination. Should a borrowing base deficiency occur, our Reserve-Based Credit Facility requires us to repay the deficiency in equal monthly installments over a six month period. Our internal forecasts show that we will generate a substantial amount of excess cash flow over the course of 2016 which will be used to reduce borrowings under our Reserve-Based Credit Facility and we expect would be sufficient to repay a deficiency should one exist in April 2016.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Year Ended December 31, (1)
	2015	2014	2013
	(in thousands)
Revenues:
Oil sales	$164,111	$268,685	$268,922
Natural gas sales	193,496	285,439	124,513
NGLs sales	39,620	70,489	49,813
Oil, natural gas and NGLs sales	397,227	624,613	443,248
Net gains on commodity derivative contracts	169,416	163,452	11,256
Total revenues	$566,643	$788,065	$454,504
Costs and expenses:
Lease operating expenses	146,654	132,515	105,502
Production and other taxes	40,576	61,874	40,430
Depreciation, depletion, amortization and accretion	247,119	226,937	167,535
Impairment of oil and natural gas properties	1,842,317	234,434	—
Goodwill impairment loss	71,425	—	—
Selling, general and administrative expenses (excluding non-cash compensation)	36,554	19,129	20,011
Non-cash compensation	18,522	11,710	5,931
Total costs and expenses	$2,403,167	$686,599	$339,409
Other income and expenses:
Interest expense	$(87,573)	$(69,765)	$(61,148)
Net gains (losses) on interest rate derivative contracts	$153	$(1,933)	$(96)
Net gain on acquisitions of oil and natural gas properties	$40,533	$34,523	$5,591
Other	$237	$54	$69

(1)
From 2013 through 2015, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Oil, natural gas and NGLs sales decreased by $227.4 million, or 36%, to $397.2 million during the year ended December 31, 2015 as compared to the same period in 2014. The key revenue measurements were as follows:

	Year Ended December 31, (1)		Percentage Increase (Decrease)
	2015	2014
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$40.94	$81.40	(50)%
Natural Gas (Price/Mcf)	$1.81	$3.44	(47)%
NGLs (Price/Bbl)	$11.35	$25.55	(56)%

Average realized prices, including hedging (2):
Oil (Price/Bbl)	$56.89	$82.88	(31)%
Natural Gas (Price/Mcf)	$3.13	$3.50	(11)%
NGLs (Price/Bbl)	$13.68	$25.62	(47)%

Average NYMEX prices:
Oil (Price/Bbl)	$47.79	$92.21	(48)%
Natural Gas (Price/Mcf)	$2.64	$4.39	(40)%

Total production volumes:
Oil (MBbls)	4,008	3,301	21%
Natural Gas (MMcf)	106,615	83,037	28%
NGLs (MBbls)	3,489	2,759	26%
Combined (MMcfe)	151,600	119,395	27%

Average daily production volumes:
Oil (Bbls/day)	10,982	9,043	21%
Natural Gas (Mcf/day)	292,095	227,498	28%
NGLs (Bbls/day)	9,560	7,559	26%
Combined (Mcfe/day)	415,343	327,109	27%

(1)
During 2015 and 2014, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward.

(2)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The decrease in oil, natural gas and NGLs sales during the year ended December 31, 2015 compared to the same period in 2014 was primarily due to the decrease in the average realized oil, natural gas and NGLs prices.

Oil revenues decreased by 39% from $268.7 million during the year ended December 31, 2014 to $164.1 million during the same period in 2015 as a result of a $40.46 per Bbl, or 50%, decrease in our average realized oil sales price received, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $92.21 per Bbl during the year ended December 31, 2014 to $47.79 per Bbl during the same period in 2015. The impact of the decrease in average realized price was partially offset by a 707 MBbls increase in oil production volumes in 2015 compared to the prior year principally due to the positive impact of our acquisitions and the LRE and Eagle Rock Mergers.

Natural gas revenues decreased by 32% from $285.4 million during the year ended December 31, 2014 to $193.5 million during the same period in 2015 primarily as a result of a $1.63 per Mcf, or 47%, decrease in our average realized natural gas sales price received, excluding hedges. The decrease in average realized natural gas price is primarily due to a lower average NYMEX price, which decreased from $4.39 per Mcf during the year ended December 31, 2014 to $2.64 per Mcf during the same period in 2015. The impact of the decrease in average realized price was partially offset by a 23,578 MMcf increase in our natural gas production volumes attributable to the impact from our acquisitions in the Piceance and Gulf Coast Basins completed during the third quarter of 2014 wherein we realized the benefit of a full year of production in 2015 and the LRE and Eagle Rock Mergers during the fourth quarter of 2015.

NGLs revenues also decreased by 44% in 2015 compared to the same period in 2014 primarily due to a $14.20 per Bbl, or 56%, decrease in our average realized NGLs sale price received, excluding hedges, offset by a 730 MBbls increase in NGLs production volumes due to the positive impact of our acquisitions and the LRE and Eagle Rock Mergers.

Overall, our total production increased by 27% on a Mcfe basis for the year ended December 31, 2015 over the comparable period in 2014. This increase was primarily attributable to the impact from our acquisitions completed at the end of the third quarter in 2014 wherein we realized the benefit of a full year of production in 2015 as well as from our LRE and Eagle Rock Mergers whereby we experienced the benefit of their operations in the fourth quarter of 2015. On a Mcfe basis, crude oil, natural gas and NGLs accounted for 16%, 70% and 14%, respectively, of our production during the years ended December 31, 2015 and 2014.

Hedging and Price Risk Management Activities

During the year ended December 31, 2015, we recognized a $169.4 million net gain on commodity derivative contracts. Net cash settlements on matured commodity derivative contracts of $211.7 million were received during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged. For additional information on our price risk management activities, please read “Item 1A. Risk Factors-Our price risk management activities could result in financial losses or could reduce our cash flow, which may adversely affect our ability to resume distributions to our unitholders.”

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by $14.1 million to $146.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, of which $30.9 million was related to increased lease operating expenses for oil and natural gas properties acquired in 2015 and 2014. The increase was offset by a $16.8 million decrease in maintenance and repair expenses on existing wells and lower operating expenses as a result of cost reduction initiatives, including price negotiations with field vendors.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Production and other taxes decreased by $21.3 million to $40.6 million for the year ended December 31, 2015 primarily due to lower wellhead revenues as a result of the decrease in our average realized sales prices received for oil, natural gas and NGLs. As a percentage of wellhead revenues, production, severance, and ad valorem taxes increased from 9.9% during the year ended December 31, 2014 to 10.2% for the year ended December 31, 2015 primarily due to higher tax rates on properties acquired during 2014 in the states of Wyoming, Colorado, Louisiana and Texas.

Depreciation, depletion, amortization and accretion increased to approximately $247.1 million for the year ended December 31, 2015 from approximately $226.9 million for the year ended December 31, 2014 primarily due to a higher depletion base associated with properties acquired during 2014 and 2015.

An impairment of oil and natural gas properties of $1.8 billion was recognized during the year ended December 31, 2015 as a result of a decline in realized oil and natural gas prices at the respective measurement dates of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. Such impairment was recognized during each quarter of 2015 and calculated using the prices indicated above in “Recent Developments and Outlook.” The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2015 were declining oil and natural gas prices and the closing of the LRE Merger and Eagle Rock Merger. The fair value of the properties acquired (determined using forward oil and natural gas price curves on the acquisitions dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices on the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions because generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

We recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015 to write the goodwill down to its estimated fair value of $506.0 million. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties include: (i) observable forward prices for commodities at December 31, 2015 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on further evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the year ended December 31, 2015 increased by $17.4 million as compared to the year ended December 31, 2014 primarily resulting from the recognition of severance costs paid to former Eagle Rock executives and employees who were terminated subsequent to the Eagle Rock Merger amounting to $11.3 million, an increase of about $3.6 million resulting from the hiring of additional employees and higher office expenses related to our acquisitions and the change in the accrual of employee bonuses for the 2015 performance year discussed below of about $2.5 million. Non-cash compensation expense for the year ended December 31, 2015 increased $6.8 million to $18.5 million as compared to the year ended December 31, 2014, primarily related to the costs related to the accelerated vesting of LTIP grants issued to former Eagle Rock executives and employees that are attributable to post merger services amounting to $7.3 million. In addition, our board of directors approved the option for Vanguard’s management team to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert and our three independent directors, Loren B. Singletary, W. Richard Anderson and Bruce W. McCullough elected this option and under the plan received quarterly grants of Vanguard common units instead of their 2015 cash compensation. This increase in non-cash compensation was offset by the fact that a large portion of the 2015 employee bonuses that will be paid in cash rather than in Vanguard common units amounted to approximately $2.5 million compared to 2014.

Other Income and Expense

Interest expense increased to $87.6 million for the year ended December 31, 2015 as compared to $69.8 million for the year ended December 31, 2014 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility in 2015 compared to the same period in 2014.

In accordance with the guidance contained within ASC Topic 805, the measurement of the fair value at acquisition date of the assets acquired in the acquisitions completed during 2015 compared to the fair value of consideration transferred, adjusted for purchase price adjustments, resulted in a gain of $40.8 million and goodwill of $156.8 million, of which $0.3 million was immediately impaired and recorded as a loss, resulting in a net gain of $40.5 million for the year ended December 31, 2015. The comparable measurement for the acquisitions completed during 2014 resulted in a gain of $34.9 million and goodwill of $0.4 million, which was immediately impaired and recorded as a loss, resulting in a net gain of $34.5 million for the year ended December 31, 2014. The net gains and losses resulted from the increases and decreases in oil and natural gas prices used to value the reserves between the commitment and close dates and have been recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Oil, natural gas and NGLs sales increased by $181.4 million, or 41%, to $624.6 million during the year ended December 31, 2014 as compared to the same period in 2013. The key revenue measurements were as follows:

	Year Ended December 31, (1)		Percentage Increase (Decrease)
	2014	2013 (2)
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$81.40	$87.06	(7)%
Natural Gas (Price/Mcf)	$3.44	$2.48	39%
NGLs (Price/Bbl)	$25.55	$33.72	(24)%

Average realized prices, including hedging (3):
Oil (Price/Bbl)	$82.88	$82.26	1%
Natural Gas (Price/Mcf)	$3.50	$3.39	3%
NGLs (Price/Bbl)	$25.62	$33.76	(24)%

Average NYMEX prices:
Oil (Price/Bbl)	$92.21	$98.04	(6)%
Natural Gas (Price/Mcf)	$4.39	$3.66	20%

Total production volumes:
Oil (MBbls)	3,301	3,089	7%
Natural Gas (MMcf)	83,037	50,236	65%
NGLs (MBbls)	2,759	1,477	87%
Combined (MMcfe)	119,395	77,630	54%

Average daily production volumes:
Oil (Bbls/day)	9,043	8,462	7%
Natural Gas (Mcf/day)	227,498	137,632	65%
NGLs (Bbls/day)	7,559	4,047	87%
Combined (Mcfe/day)	327,109	212,686	54%

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

NGLs revenues also increased by 42% in 2014 compared to the same period in 2013 primarily due to a 1,282 MBbls increase in NGLs production volumes, offset by an $8.17 per Bbl, or 24%, decrease in our average realized NGLs price, excluding hedges.

Overall, our total production increased by 54% on a Mcfe basis for the year ended December 31, 2014 over the comparable period in 2013, which was primarily attributable to the impact from all of our acquisitions completed in 2013 wherein we realized the benefit of a full year of production in 2014 as well as from our 2014 acquisitions. On a Mcfe basis, crude oil, natural gas and NGLs accounted for 16%, 70% and 14%, respectively, of our production during the year ended December 31, 2014 compared to crude oil, natural gas and NGLs of 24%, 65% and 11%, respectively, during the same period in 2013.

Hedging and Price Risk Management Activities

During the year ended December 31, 2014, we recognized a $163.5 million net gain on commodity derivative contracts. Net cash settlements on matured commodity derivative contracts of $10.2 million were received during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged. For additional information on our price risk management activities, please read “Item 1A. Risk Factors-Our price risk management activities could result in financial losses or could reduce our cash flow, which may adversely affect our ability to resume distributions to our unitholders.”

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

An impairment of oil and natural gas properties of $234.4 million was recognized during the year ended December 31, 2014 as a result of a decline in realized oil and natural gas prices at the measurement date, December 31, 2014. Such impairment was recognized during the fourth quarter of 2014. The most significant factor affecting the 2014 impairment related to the fair value of the properties that we acquired in the Piceance Acquisition. The fair value of the properties acquired (determined using forward oil and natural gas price curves at the acquisitions dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The fourth quarter 2014 impairment was calculated based on prices of $4.36 per MMBtu for natural gas and $94.87 per barrel of crude oil.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the year ended December 31, 2014 decreased by $0.9 million as compared to the year ended December 31, 2013 primarily resulting from the change in the accrual of employee bonuses of about $4.3 million, which were recorded as non-cash compensation in the current year as these will be paid in common units as compared to being paid in cash, offset by an increase of about $3.4 million resulting from the hiring of additional employees and payments for transition fees related to our acquisitions. In addition to the increase in non-cash compensation resulting from paying 2014 bonuses in common units, we also recognized $1.5 million of additional expenses resulting from restricted and phantom unit grants in 2014.

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

We have elected to use the full-cost method to account for our investment in oil and natural gas properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding oil, natural gas and NGLs reserves, including salaries, benefits and other internal costs directly related to these finding activities. For the years ended December 31, 2015 and 2014, there were no internal costs capitalized. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and natural gas properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Our results of operations would have been different had we used the successful-efforts method for our oil and natural gas investments. Generally, the application of the full-cost method of accounting results in higher capitalized costs and higher depletion rates compared to similar companies applying the successful-efforts method of accounting.

Full-Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized cost of oil and natural gas properties is limited to the sum of the estimated future net revenues from proved properties using oil and natural gas prices based upon the 12-month average prices, after giving effect to cash flow hedge positions, for which hedge accounting is applied, discounted at 10% and the lower of cost or fair value of unproved properties (the “ceiling test”). Our hedges are not considered cash flow hedges for accounting purposes, and thus the value of our hedges are not considered in our ceiling test calculations. In addition, we do not include proved undeveloped reserves that were dropped from our drilling program in our ceiling test calculations. The SEC’s Final Rule, “Modernization of Oil and Gas Reporting,” requires that the present value of future net revenue from proved properties be calculated based upon the 12-month average price.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2015 of $1.8 billion as a result of a decline in realized oil and natural gas prices at the respective measurement dates of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. Such impairment was recognized during each quarter of 2015 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2015	$132,610	$3.91	$82.62
Second quarter 2015	$733,365	$3.44	$71.51
Third quarter 2015	$491,487	$3.11	$59.23
Fourth quarter 2015	$484,855	$2.62	$50.20
Total	$1,842,317

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2015 were declining oil and natural gas prices and the closing of the LRE Merger and Eagle Rock Merger. The fair value of the properties acquired (determined using forward oil and natural gas price curves on the acquisition dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices on the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions because generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

We also recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2014 of $234.4 million as a result of a decline in realized oil and natural gas prices at the measurement date of December 31, 2014. Such impairment was recognized during the fourth quarter of 2014. The most significant factor affecting the 2014 impairment related to the fair value of the properties that we acquired in the Piceance Acquisition. The fair value of the properties acquired (determined using forward oil and natural gas price curves at the acquisition date) was higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The fourth quarter 2014 impairment was calculated based on prices of $4.36 per MMBtu for natural gas and $94.87 per barrel of crude oil. No ceiling test impairment was required during 2013.

In accordance with the guidance contained within ASC Topic 805, upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain attributes exist, such as declining oil and natural gas prices. We expect to record an additional impairment of our oil and natural gas properties during 2016 as a result of declining oil and natural gas prices. Based on the 11-month average oil, natural gas and NGLs prices through February 1, 2016 and if such prices do not change during March 2016, we estimate that, on a pro forma basis, we will record a ceiling test write down on our existing assets of approximately $221.3 million at March 31, 2016 and an additional write down of $458.9 million for the remainder of the year ending December 31, 2016. If oil, natural gas and NGLs prices were to decline an additional 10% from their 11-month average through February 1, 2016, we estimate that, on a pro forma basis, we would record additional ceiling test write downs on our existing assets of approximately $504.0 million at March 31, 2016 and an additional write down of $388.2 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

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

The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. The first step involves a comparison of the estimated fair value of a reporting unit to its net book value, which is its carrying amount, including goodwill. In performing the first step, we determine the fair value of the reporting unit using the market approach based on our quoted common unit price. Quoted prices in active markets are the best evidence of fair value. However, because value results from the ability to take advantage of synergies and other benefits that exist from a collection of assets and liabilities that operate together in a controlled entity, the market capitalization of a reporting unit with publicly traded equity securities may not be representative of the fair value of the reporting unit as a whole. Accordingly, we add a control premium to the market price to determine the total fair value of our reporting unit, derived from marketplace data of actual control premiums in the oil and natural gas extraction industry. The sum of our market capitalization and control premium is the fair value of our reporting unit. This amount is then compared to the carrying value of our reporting unit. If the estimated fair value of the reporting unit exceeds its net book value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the net book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. In addition, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate any adverse qualitative factors. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Determining fair value requires the exercise of significant judgment, including judgments about market prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities, such as a business. As described above, the key inputs used in estimating the fair value of our reporting unit are our common unit price, number of common units outstanding and a control premium. There is no uncertainty associated with our common unit price and number of common units outstanding. The control premium is based on market data of actual control premiums in our industry. Changes in the common unit price, which could result from further significant declines in the prices of oil and natural gas or significant negative reserve adjustments, or changes in market data as it relates to control premiums in the oil and gas extraction industry could change our estimate of the fair value of the reporting unit and could result in a non-cash impairment charge.

We performed our annual impairment tests during 2015, 2014 and 2013 and our analyses concluded that there was no impairment of goodwill as of these dates. However, due to the decline in the prices of oil and natural gas as well as deteriorating market conditions, we performed interim impairment tests at December 31, 2015 and 2014.

As of December 31, 2015, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties include: (i) observable forward prices for commodities at December 31, 2015 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on the results of the the second step of the goodwill impairment test, we recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015 to write the goodwill down to its estimated fair value of $506.0 million. Based on further evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

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

Any further significant decline in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could require us to record additional impairment charges during future periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods which such charges are recorded.

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

Asset Retirement Obligation

We have obligations to remove tangible equipment and restore land at the end of an oil or natural gas well’s life. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and the decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Estimating the future plugging and abandonment costs requires management to make estimates and judgments inherent in the present value calculation of the future obligation. These include ultimate plugging and abandonment costs, inflation factors, credit adjusted discount rates, and timing of the obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance.

Oil, Natural Gas and NGLs Reserve Quantities

Our reservoir engineers estimate proved oil and gas reserves accordance with SEC regulations, which directly impact financial accounting estimates, including depreciation, depletion, amortization and accretion. Proved oil and gas reserves are defined by the SEC as the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Although our reservoir engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation and depletion rates used by us. We cannot predict the types of reserve revisions that will be required in future periods.

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2015 or 2014.

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

Recently Issued Accounting Pronouncements

Please read Note 1 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a detailed list of recently issued accounting pronouncements.

Capital Resources and Liquidity

Overview

Historically, we have obtained financing through proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling and maintenance capital expenditures with cash flow from operations. However, based on current market conditions, we expect it will be difficult to fund any acquisition capital expenditures through traditional public equity and debt markets as we have in the past. Until our access to debt and equity financing through the capital markets improves, our principal focus will be on generating excess cash flow from operations and asset sales which will be used to reduce borrowings under our Reserve-Based Credit Facility.

As of March 3, 2016, we have $96.6 million available to be borrowed under our Reserve-Based Credit Facility, after reflecting a $4.5 million reduction in availability for letters of credit. The borrowing base under our Reserve-Based Credit Facility is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $1.78 billion. Our next borrowing base redetermination is scheduled for April 2016 and based on projected market conditions, continued declines in oil and natural gas prices and as existing hedges roll off, we expect a reduction in our borrowing base at the next redetermination. The precise amount of the reduction is not known at this time but we do expect that the amount will be significant. As such, we initiated a process to sell the SCOOP/STACK assets acquired in the Eagle Rock Merger. We anticipate that this divestiture would be consummated at the same time as the April 2016 redetermination and will allow us to reduce borrowings under the Reserve-Based Credit Facility in an amount sufficient to mitigate the reduction in the borrowing base for the April 2016 redetermination. Based on our internal forecasts, we will continue to experience low liquidity but expect to be at a liquidity level sufficient to run our business for the foreseeable future. However, there can be no assurances that our banks will not redetermine our borrowing base at a level below our outstanding borrowings in our April 2016 redetermination or any subsequent redetermination. Should a borrowing base deficiency occur, our Reserve-Based Credit Facility requires us to repay the deficiency in equal monthly installments over a six month period. Our internal forecasts show that we will generate a substantial amount of excess cash flow over the course of 2016 which will be used to reduce borrowings under our Reserve-Based Credit Facility and we expect would be sufficient to repay a deficiency should one exist in April 2016.

As we execute our business strategy, we will continually monitor the capital resources available to us to meet future financial obligations, planned capital expenditures, acquisition capital and distributions to our unitholders.

We cannot assure you that our business will generate sufficient cash flow from operations to service our outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying acquisitions or our drilling program; or

•	seeking to raise additional capital.

However, we cannot assure you that we would be able to refinance or restructure our debt or implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$370.1	$339.8	$261.0
Net cash used in investing activities	$(128.1)	$(1,446.2)	$(398.0)
Net cash provided by (used in) financing activities	$(241.9)	$1,094.6	$137.3

Cash Flow from Operations

Net cash provided by operating activities was $370.1 million during the year ended December 31, 2015, compared to $339.8 million during the year ended December 31, 2014, and compared to $261.0 million during the year ended December 31, 2013.

During the year ended December 31, 2015, changes in working capital increased total cash flows by $18.9 million. Contributing to the increase in working capital during 2015 was a $53.4 million decrease in accounts receivable related to the timing of receipts from production. was offset by a $43.9 million decrease in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments.

During the year ended December 31, 2014, changes in working capital decreased cash flows by $10.6 million. Contributing to the decrease in working capital during 2014 was a $69.9 million increase in accounts receivable related to the timing of receipts from production from the acquisitions, offset by a $51.5 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments.

During the year ended December 31, 2013, changes in working capital resulted in a $13.8 million increase in cash flows from operating activities due to a $35.3 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments, offset by a $22.1 million increase in accounts receivable related to the timing of receipts from production from the acquisitions.

The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the years ended December 31, 2015, 2014 and 2013.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic and political activity, weather and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices of oil, natural gas and NGLs. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. Currently, we primarily use fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. However, unlike natural gas, we are unable to hedge oil price differentials in certain operating areas which could significantly impact our cash flow from operations. Please read “Item 1. Business—Operations—Price Risk and Interest Rate Management Activities” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for details about derivatives in place through 2017 for oil and natural gas production and through 2016 for NGLs production.

 Investing Activities

Cash used in investing activities was approximately $128.1 million for the year ended December 31, 2015, compared to $1.4 billion during 2014, and compared to $398.0 million during 2013.

Cash used in investing activities during the year ended December 31, 2015 included $112.6 million for the drilling and development of oil and natural gas properties, $13.0 million for the acquisition of oil and natural gas properties, $22.2 million for deposits and prepayments related to the drilling and development of oil and natural gas properties and $0.6 million in payments for property and equipment. Also during the year, we received $18.5 million in cash when we closed the LRE and Eagle Rock Mergers and $1.8 million in proceeds from the divestiture of certain oil and natural gas properties and leases.

During the year ended December 31, 2014, we used cash of $1.3 billion for the acquisition of oil and natural gas properties, $142.0 million for the drilling and development of oil and natural gas properties, $5.2 million for deposits and prepayments related to the drilling and development of oil and natural gas properties and $1.4 million for property and equipment additions. Also during the year, we received $5.0 million in proceeds from the divestiture of certain oil and natural gas properties and leases.

During the year ended December 31, 2013, we used cash of $272.1 million for the acquisition of oil and natural gas properties, $56.7 million for the drilling and development of oil and natural gas properties, and $67.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties and $2.0 million for property and equipment additions.

Excluding any potential acquisitions, we currently anticipate a capital expenditures budget for 2016 of approximately $63.0 million. Our expected capital spending will largely include drilling and completion in the Green River Basin participating as a non-operating partner in the development drilling of directional natural gas wells in the Pinedale Field. We anticipate that our cash flow from operations and expected dispositions of oil and natural gas properties and available borrowing capacity under our Reserve-Based Credit Facility will exceed our planned capital expenditures and other cash requirements for the year ended December 31, 2016. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash used in financing activities was approximately $241.9 million for year ended December 31, 2015, compared to cash provided of $1.1 billion for the year ended December 31, 2014 and compared to cash provided of $137.3 million for the year ended December 31, 2013.

Cash used in financing activities during the year ended December 31, 2015 included cash of $508.6 million that was used in the repayments of our Reserve-Based Credit Facility, $2.4 million was used for the repurchase of common units under the buyback program and $12.1 million was paid for financing and offering costs. We also paid distributions of $147.6 million to our common and Class B unitholders and $26.8 million to our preferred unitholders. Additionally, we received net proceeds from borrowings of long-term debt of $420.0 million and net proceeds from our common unit offerings of $35.5 million.

Cash provided by financing activities during the year ended December 31, 2014 included net proceeds from borrowings of long-term debt of $1.4 billion, net proceeds from our preferred unit offerings of $274.4 million and net proceeds from our common unit offerings of $147.8 million. Additionally, cash of $488.0 million was used in the repayments of our Reserve-Based Credit Facility, $2.5 million was used for the repurchase of common units under the buyback program and $1.2 million was paid for financing costs. We also paid $206.6 million in distributions to our common and Class B unitholders and $17.3 million in distributions to our preferred unitholders.

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

Shelf Registration Statements and Related Offerings

Under our currently effective shelf registration statement, as amended (File No. 333-202064), filed with the SEC (the “Shelf Registration Statement”), we have registered an indeterminate amount of Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, common units, debt securities and guarantees of debt securities as shall have an aggregate initial offering price not to exceed $500.0 million. In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the Shelf Registration Statement.
Net proceeds, terms and pricing of each offering of securities issued under the Shelf Registration Statement will be determined at the time of such offerings. The Shelf Registration Statement does not provide assurance that we will or could sell any such securities. Our ability to utilize the Shelf Registration Statement for the purpose of issuing, from time to time, any combination of debt securities, common units or preferred units will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.
We have also entered into an equity distribution agreement with respect to the issuance and sale of our Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, and common units. Pursuant to the terms of the equity distribution agreement, we may sell from time to time through our sales agents, (i) our common units having an aggregate offering price of up to $400.0 million, (ii) our Series A Cumulative Preferred Units having an aggregate offering price of up to $50.0 million, (iii) our Series B Cumulative Preferred Units having an aggregate offering price of up to $100.0 million or (iv) our Series C Cumulative Preferred Units having an aggregate offering price of up to $75.0 million. The common units and Preferred Units to be sold under the equity distribution agreement are registered under our existing Shelf Registration Statement. During the year ended December 31, 2015, total net proceeds received under the equity distribution agreement were approximately $35.5 million, after commissions and fees of $0.6 million, from the sale of 2,430,170 common units.

Subsidiary Guarantors

We and VNRF, our wholly-owned finance subsidiary, may co-issue securities pursuant to our effective shelf registration statement. VNR has no independent assets or operations. Debt securities that we may offer may be guaranteed by our subsidiaries. We contemplate that if we offer guaranteed debt securities, the guarantees will be full and unconditional and joint and several, and any subsidiaries of Vanguard that do not guarantee the securities will be minor.

The guarantees are also subject to certain customary release provisions. Such guarantees may be released in the following customary circumstances:

•
in connection with any sale or other disposition of all or substantially all of the properties or assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of the Company;

•
in connection with any sale or other disposition of capital stock of that guarantor to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of us, such that, the guarantor ceases to be a restricted subsidiary of us as a result of the sale or other disposition;

•	if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the applicable provisions of the indenture;

•	upon legal defeasance or satisfaction and discharge of the indenture;

•	upon the liquidation or dissolution of such guarantor provided no default or event of default has occurred that is continuing;

•	at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers or any guarantor; or

•
upon such guarantor consolidating with, merging into or transferring all of its properties or assets to us or another guarantor, and as a result of, or in connection with, such transaction such guarantor dissolving or otherwise ceasing to exist.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.8 billion (the “Reserve-Based Credit Facility”) with a maturity date of April 16, 2018. On December 31, 2015, there were $1.69 billion of outstanding borrowings and $107.5 million of borrowing capacity under the Reserve-Based Credit Facility, after reflecting a $4.5 million reduction in availability for letters of credit (discussed below).

On June 3, 2015, the Company entered into the Eighth Amendment to the Credit Agreement which decreased its borrowing base from $2.0 billion to $1.6 billion. However, the Eighth Amendment provided for an automatic increase in the borrowing base of $200.0 million upon the closing of the LRE Merger, which took place on October 5, 2015. In addition, the Eighth Amendment includes, among other provisions, an amendment of the debt to “Last Twelve Months Adjusted EBITDA” covenant whereby the Company shall not permit such ratio to be greater than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 in 2017 and beyond.

On November 6, 2015, we completed our semi-annual borrowing base redetermination and entered into the Ninth Amendment to the Credit Agreement which reaffirms the Company’s $1.8 billion borrowing base. The terms of the Ninth Amendment to the Credit Agreement also include, among other provisions, the increase in the maximum investments or capital contributions that can be made in certain entities from $5.0 million to $100.0 million. In addition, the Company is permitted to incur up to $300.0 million of junior lien indebtedness provided the borrowing base will be reduced by $0.25 per dollar of junior debt issued.

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At December 31, 2015, the applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

The borrowing base is subject to adjustment from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our next borrowing base redetermination is scheduled for April 2016. Based on projected market conditions, continued declines in oil and natural gas prices and as existing hedges roll off, we expect a reduction in our borrowing base at the next redetermination. The precise amount of the reduction is not known at this time but we do expect that the amount will be significant. As such, we initiated a process to sell the SCOOP/STACK assets acquired in the Eagle Rock Merger. We anticipate that this divestiture would be consummated at the same time as the April 2016 redetermination and will allow us to reduce borrowings under the Reserve-Based Credit Facility in an amount sufficient to mitigate the reduction in the borrowing base for the April 2016 redetermination. Based on our internal forecasts, we will continue to experience low liquidity but expect to be at a liquidity level sufficient to run our business for the foreseeable future. However, there can be no assurances that our banks will not redetermine our borrowing base at a level below our outstanding borrowings in our April 2016 redetermination or any subsequent redetermination. Should a borrowing base deficiency occur, our Reserve-Based Credit Facility requires us to repay the deficiency in equal monthly installments over a six month period. Our internal forecasts show that we will generate a substantial amount of excess cash flow over the course of 2016 which will be used to reduce borrowings under our Reserve-Based Credit Facility and we expect would be sufficient to repay a deficiency should one exist in April 2016.

As of March 3, 2016, we have $96.6 million available to be borrowed under our Reserve-Based Credit Facility, after reflecting a $4.5 million reduction in availability for letters of credit (as discussed below).

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

As of December 31, 2015, we have elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

The Reserve-Based Credit Facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC Topic 815, which includes the current portion of derivative contracts; and

•
consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, accretion, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 5.25 to 1.0 in 2016 and 4.5 to 1.0 in 2017 and beyond.

We have the ability to borrow under the Reserve-Based Credit Facility to pay distributions to unitholders as long as there has not been a default or event of default.

We believe that we are in compliance with the terms of our Reserve-Based Credit Facility at December 31, 2015. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the Credit Agreement and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At December 31, 2015, we had unused irrevocable standby letters of credit of approximately $4.5 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

7.875% Senior Notes Due 2020

At December 31, 2015, we had $550.0 million outstanding in aggregate principal amount of 7.875% Senior Notes due 2020. Following the exchange of approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 pursuant to the exchange offer described below, at March 3, 2016, we had approximately $381.8 million outstanding aggregate principal amount of Senior Notes due 2020.

Under the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes due 2020, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Notes Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Senior Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2020 achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Notes Indenture exists, many of the foregoing covenants will terminate. At December 31, 2015, based on the most restrictive covenants of the Senior Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $23.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Notes due 2020 is payable on April 1 and October 1 of each year. We may redeem some or all of the Senior Notes due 2020 at any one or more occasions on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes due 2020 as of April 1, 2016, plus accrued and unpaid interest, if any, on the Senior Notes due 2020 redeemed, declining to 100% on April 1, 2018 and thereafter. We may also redeem some or all of the Senior Notes due 2020 at any one or more occasions prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes due 2020 thereof, plus a “make-whole” premium of, and accrued and unpaid interest to, the redemption date. If we sell certain of our assets or experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes due 2020 at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes due 2020, respectively.

7.0% Senior Secured Second Lien Notes Due 2023

On February 10, 2016, we issued approximately $75.6 million aggregate principal amount of new 7.0% Senior Secured Second Lien Notes due 2023 to certain eligible holders of their outstanding Senior Notes due 2020 in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 held by such holders. The Senior Secured Second Lien Notes were issued to certain eligible holders of Senior Notes due 2020 who validly tendered and did not validly withdraw their Senior Notes due 2020 pursuant to the terms of our exchange offer.

Under the indenture governing the Senior Secured Second Lien Notes (the “Senior Secured Second Lien Notes Indenture”), the Subsidiary Guarantors have unconditionally guaranteed, jointly and severally, the Senior Secured Second Lien Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Secured Second Lien Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Secured Second Lien Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Senior Secured Second Lien Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Secured Second Lien Notes achieve an investment grade rating from each of

Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Secured Second Lien Notes Indenture exists, many of the foregoing covenants will terminate. At December 31, 2015, based on the most restrictive covenants of the Senior Secured Second Lien Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $23.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Secured Second Lien Notes is payable on February 15, and August 15 of each year, beginning on August 15, 2016. The Senior Secured Second Lien Notes will mature on (i) February 15, 2023 or (ii) December 31, 2019 if, prior to December 31, 2019, we have not repurchased, redeemed or otherwise repaid in full all of the Senior Notes due 2020 outstanding at that time in excess of $50.0 million in aggregate principal amount and, to the extent we repurchased, redeemed or otherwise repaid the Senior Notes due 2020 with proceeds of certain indebtedness, if such indebtedness has a final maturity date no earlier than the date that is 91 days after February 15, 2023.

We may also redeem some or all of the Senior Secured Second Lien Notes on any one or more occasions prior to February 15, 2019 at a redemption price equal to 100% of the aggregate principal amount of the Senior Secured Second Lien Notes thereof, plus the applicable premium as of, and accrued and unpaid interest, if any, to the redemption date. In addition, on any one or more occasions before February 15, 2019, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Second Lien Notes at a redemption price equal to 107% of the aggregate principal amount of the Senior Secured Second Lien Notes thereof, together with accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings, provided that (i) at least 65% of the aggregate principal amount of the Senior Secured Second Lien Notes originally issued under the Senior Secured Second Lien Notes Indenture remain outstanding immediately after any such redemption and (ii) the redemption occurs within 180 days of such equity offering. On or after February 15, 2019, we may redeem some or all of the Senior Secured Second Lien Notes at redemption prices equal to the aggregate principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest, if any:

Year	Percentage
2019	105.250%
2020	103.500%
2021	101.750%
2022 and thereafter	100.000%

8.375% Senior Notes Due 2019

In connection with the Eagle Rock Merger, VO assumed 8.375% senior notes with a principal amount of $51.1 million due in 2019 (the “Senior Notes due 2019”) with a fair market value of $34.3 million as of the close date of the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of its Subsidiary Guarantors.

Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 will mature on June 1, 2019. We have the option to redeem some or all of the Senior Notes due 2019 at any time at redemption prices equal to the aggregate principal amount multiplied by (i) 102.094% if such Senior Notes due 2019 are redeemed in 2016 and (ii) 100.000% if such Senior Notes due 2019 are redeemed in 2017 and thereafter.

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

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2015, there were no material loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of December 31, 2015 is provided in the following table:

	Payments Due by Year (in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Asset retirement obligations (1)	$9,024	$9,347	$9,399	$6,997	$9,100	$227,589	$271,456
Derivative liabilities (2)	23,800	7,242	998	550	—	—	32,590
Reserve-Based Credit Facility (3)	—	—	1,688,000	—	—	—	1,688,000
Senior Notes and related interest (4)	58,779	47,594	47,594	96,216	560,828	—	811,011
Operating leases	3,893	3,898	1,798	1,342	216	—	11,147
Development commitments (5)	38,013	—	—	—	—	—	38,013
Firm transportation and processing agreements (6)	14,957	12,512	11,696	9,661	410	—	49,236
Lease Financing Obligations (7)	5,442	5,442	5,442	5,442	4,359	1,278	27,405
Total	$153,908	$86,035	$1,764,927	$120,208	$574,913	$228,867	$2,928,858

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Please read Note 6 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

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

(4)	Consists of the Senior Notes due 2019 and the Senior Notes due 2020 and the related interest thereon.

(5)	Represents authorized purchases for work in process.

(6)	Represents transportation demand charges. Please read Note 8 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(7)	The Lease Financing Obligations are calculated based on the aggregate present value of minimum future lease payments. The amounts presented include interest payable for each year.

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our production. Realized pricing for our natural gas, oil and NGLs production is primarily driven by spot market prices applicable to our natural gas production and the prevailing price for crude oil. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at published natural gas index prices for the producing area due to the proximity to major consuming markets. Our natural gas indexes include the Houston Ship Channel, West Texas (“Waha” Gas index), El Paso Natural Gas Company (Permian Basin), Transwestern (Permian), Colorado Interstate Gas Co. (Rocky Mountains index), Northwest Pipeline Corp. (Rocky Mountains index), Transcontinental Gas Pipe Line Corp (Zone 4), Enable Oklahoma Intrastate Transmission LLC’s West pool and Enable Gas (East index). As for oil production, realized pricing is primarily driven by West Texas WTI, the Light Louisiana Sweet Crude (LLS), Flint Hills Bow River and Net Energy Canadian Daily index for Western Canadian Select prices and calendar NYMEX pricing. The NGLs price exposure is centered on the Oil Price Information Service postings as well as market-negotiated ethane plus (C2+) spot prices.

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

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Substantially all of our natural gas hedges are at regional sales points in our operating regions, which mitigate the risk of basis differential to the Henry Hub index. Typically, management intends to hedge 75% to 85% of projected oil and natural gas production up to a four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. In the current commodity price environment, however, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will become more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced. Currently, we are unable to hedge oil differentials in certain operating areas which exposes our cash flow to increased volatility in these areas. We have also entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. However, a liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGLs hedging market is constrained in terms of price, volume, tenor and number of counterparties, which limits our ability to hedge our NGLs production effectively or at all. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if we believe that we can take advantage of an unusual market condition allowing us to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

At December 31, 2015, the fair value of commodity derivative contracts was a net asset of approximately $327.3 million, of which $243.5 million settles during the next twelve months. A 10% increase in the oil and natural gas index price above the December 31, 2015 price would result in a net decrease in the fair value of all of our commodity derivative contracts of approximately $36.1 million; conversely, a 10% decrease in the oil and natural gas index price would result in a net increase of approximately $44.4 million. This sensitivity analysis measures the current value of the commodity derivative contracts using forward price curves and volatility surfaces under a proprietary system and then increases or decreases, as applicable, the forward price curve to determine the fair value of the commodity derivative contracts under the assumed oil and natural gas price indexes.

The following table summarizes commodity derivative contracts in place at December 31, 2015:

	Year 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	69,996,888	31,112,760
Fixed Price ($/MMBtu)	$4.43	$4.33
Three-Way Collars:
Notional Volume (MMBtu)	12,810,000	16,425,000
Floor Price ($/MMBtu)	$3.95	$3.92
Ceiling Price ($/MMBtu)	$4.25	$4.23
Put Sold ($/MMBtu)	$3.00	$3.37
Total Gas Positions:
Notional Volume (MMBtu)	82,806,888	47,537,760
Floor Price ($/MMBtu)	$4.36	$4.19

	Year 2016	Year 2017
Oil Positions:
Fixed-Price Swaps (West Texas Intermediate):
Notional Volume (Bbls)	1,875,531	749,698
Fixed Price ($/Bbl)	$84.01	$85.70
Fixed-Price Swaps (Light Louisiana Sweet):
Notional Volume (Bbls)	—	168,000
Fixed Price ($/Bbl)	$—	$91.25
Three-Way Collars:
Notional Volume (Bbls)	1,061,400	—
Floor Price ($/Bbl)	$90.00	$—
Ceiling Price ($/Bbl)	$96.18	$—
Put Sold ($/Bbl)	$73.62	$—
Puts:
Notional Volume (Bbls)	366,000	—
Floor Price ($/Bbl)	$60.00	$—
Total Oil Positions:
Notional Volume (Bbls)	3,302,931	917,698
Floor Price ($/Bbl)	$83.27	$86.72

Year 2016
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Propane
Notional Volume (Bbls)	455,700
Fixed Price ($/Bbl)	$23.62
Mont Belvieu N. Butane
Notional Volume (Bbls)	201,300
Fixed Price ($/Bbl)	$28.54
Mont Belvieu Isobutane
Notional Volume (Bbls)	95,700
Fixed Price ($/Bbl)	$28.54
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	154,200
Fixed Price ($/Bbl)	$53.50
Total NGLs Positions:
Notional Volume (Bbls)	906,900
Fixed Price ($/Bbl)	$30.31

As of December 31, 2015, the Company had sold the following put option contracts:

	Year 2016	Year 2017
Gas Positions:
Notional Volume (MMbtu)	1,830,000	1,825,000
Put Sold ($/MMbtu)	$3.00	$3.50
Oil Positions:
Notional Volume (Bbls)	146,400	73,000
Put Sold ($/Bbl)	$50.00	$75.00

As of December 31, 2015, the Company had the following open range bonus accumulators contracts:

Year 2016
Oil Positions:
Notional Volume (Bbls)	183,000
Bonus ($/Bbl)	$4.00
Digital call sold ($/Bbl)	$100.00
Put Sold ($/Bbl)	$75.00

As of December 31, 2015, the Company had the following open basis swap contracts:

	Year 2016	Year 2017
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	38,430,000	10,950,000
Weighted-basis differential ($/MMBtu)	$(0.20)	$(0.22)

Year 2016
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	968,700
Weighted-basis differential ($/Bbl)	$(1.01)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	219,600
Weighted-basis differential ($/Bbl)	$(0.43)
WTI and West Canadian Select Basis Differential
Notional Volume (Bbls)	716,500
Weighted-basis differential ($/Bbl)	$(14.26)

As of December 31, 2015, the Company sold calls as follows:

	Year 2016	Year 2017
Oil Positions:
Notional Volume (Bbls)	622,200	365,000
Weighted Average Fixed Price ($/Bbl)	$125.00	$95.00

We have implemented a hedging program for approximately 78% and 49% of our natural gas production in 2016 and 2017, respectively, with 85% in the form of fixed-price swaps in 2016. Approximately 67% and 21% of our anticipated crude oil production in 2016 and 2017, respectively, is hedged with 57% in the form of fixed-price swaps in 2016. NGLs production is under fixed-price swaps for approximately 22% of anticipated production in 2016.

	Year 2016	Year 2017
Gas Production Hedged:
% Anticipated Production Hedged	78%	49%
Weighted Average Price ($/MMBtu)	$4.15	$3.84
Oil Production Hedged:
% Anticipated Production Hedged	67%	21%
Weighted Average Price ($/Bbl)	$67.52	$84.13
NGLs Production Hedged:
% Anticipated Production Hedged	22%	—
Weighted Average Price ($/Bbl)	$30.31	$—

The weighted average price for oil and natural gas will fluctuate based on the value of existing three-way collars and short puts as the respective prices settle. The above weighted average prices are calculated based on forward strip commodity prices as of February 29, 2016.

Interest Rate Risks

At December 31, 2015, we had debt outstanding of $2.3 billion. The amount outstanding under our Reserve-Based Credit Facility at December 31, 2015 of $1.69 billion is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest rate swaps discussed below. We also had $550.0 million aggregate principal amount of Senior Notes due 2020, $51.1 million aggregate principal amount of Senior Notes due 2019 and $24.7 million aggregate principal amount of Lease Financing Obligations with an implied interest of 4.16%.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. We record changes in the fair value of its interest rate derivatives in current earnings under net gains (losses) on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate swaps at December 31, 2015 (in thousands):

	Year 2016 (1)	Year 2017	Year 2018	Year 2019
Weighted Average Notional Amount	$594,399	$256,342	$192,836	$175,000
Weighted Average Fixed LIBOR Rate	1.82%	2.15%	2.31%	2.32%

(1)	The counterparty has the option to extend the termination date of a contract for a notional amount of $30.0 million at 2.25% to August 5, 2018.

Counterparty Risk

At December 31, 2015, based upon all of our open derivative contracts shown above and their respective mark-to-market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their S&P financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at December 31, 2015
ABN AMRO Bank N.V. (A)	$4,340	$764	$—		$5,104
Bank of America (A)	34,787	22,907	—	—	57,694
Barclays (A-)	19,529	378	—	—	19,907
BMO (A+)	5,867	1,740	—		7,607
CIBC (A+)	3,685	1,318	—	—	5,003
Citibank (A)	6,928	3,418	—	—	10,346
Comerica (A)	12,052	—	—	—	12,052
Commonwealth Bank of Australia (AA-)	1,229	893	—	—	2,122
Credit Agricole (A)	—	—	(257)	—	(257)
Fifth Third Bank (A-)	1,122	—	—	—	1,122
Huntington Bank (BBB+)	4,267	—	—	—	4,267
ING Financial Markets (A)	44,008	—	—	—	44,008
JP Morgan (A-)	43,991	14,501	—		58,492
Morgan Stanley (BBB+)	5,670	4,835	—	—	10,505
Natixis (A)	4,438	716	—	—	5,154
NextEra Energy Inc. (A-)	—	—	(99)	—	(99)
RBC (AA-)	9,995	4,780	—	—	14,775
Scotia Capital (A+)	17,563	5,581	—	—	23,144
Sun Trust (A-)	1,223	961	—	—	2,184
Wells Fargo (AA-)	16,192	17,369	—	—	33,561
Total	$236,886	$80,161	$(356)	$—	$316,691
In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (i) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $317.0 million at December 31, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Below is an index to the items contained in this “Item 8. Financial Statements and Supplementary Data.”

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2015 and 2014 and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Natural Resources, LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Natural Resources LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 7, 2016

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,
(in thousands, except per unit data)

	2015	2014	2013
Revenues:
Oil sales	$164,111	$268,685	$268,922
Natural gas sales	193,496	285,439	124,513
Natural gas liquids sales	39,620	70,489	49,813
Net gains on commodity derivative contracts	169,416	163,452	11,256
Total revenues	566,643	788,065	454,504

Costs and expenses:
Production:
Lease operating expenses	146,654	132,515	105,502
Production and other taxes	40,576	61,874	40,430
Depreciation, depletion, amortization and accretion	247,119	226,937	167,535
Impairment of oil and natural gas properties	1,842,317	234,434	—
Goodwill impairment loss	71,425	—	—
Selling, general and administrative expenses	55,076	30,839	25,942
Total costs and expenses	2,403,167	686,599	339,409

Income (loss) from operations	(1,836,524)	101,466	115,095

Other income (expense):
Interest expense	(87,573)	(69,765)	(61,148)
Net gains (losses) on interest rate derivative contracts	153	(1,933)	(96)
Net gain on acquisitions of oil and natural gas properties	40,533	34,523	5,591
Other	237	54	69
Total other expense, net	(46,650)	(37,121)	(55,584)

Net income (loss)	(1,883,174)	64,345	59,511
Less: Distributions to Preferred unitholders	(26,759)	(18,197)	(2,634)
Net income (loss) attributable to Common and Class B unitholders	$(1,909,933)	$46,148	$56,877

Net income (loss) per Common and Class B unit:
Basic	$(19.80)	$0.56	$0.78
Diluted	$(19.80)	$0.55	$0.77

Weighted average units outstanding:
Common units – basic	96,048	81,611	72,644
Common units – diluted	96,048	82,039	72,992
Class B units – basic & diluted	420	420	420

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Balance Sheets
As of December 31,
(in thousands, except unit data)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$—	$—
Trade accounts receivable, net	115,200	140,017
Derivative assets	236,886	142,114
Other currents assets	6,436	4,102
Total current assets	358,522	286,233
Oil and natural gas properties, at cost	4,961,218	4,140,527
Accumulated depletion, amortization and impairment	(3,239,242)	(1,164,721)
Oil and natural gas properties evaluated, net – full cost method	1,721,976	2,975,806
Other assets
Goodwill	506,046	420,955
Derivative assets	80,161	83,583
Other assets	42,592	27,015
Total assets	$2,709,297	$3,793,592

Liabilities and members’ equity (deficit)
Current liabilities
Accounts payable:
Trade	$22,895	$15,118
Affiliates	1,757	823
Accrued liabilities:
Lease operating	19,910	19,822
Developmental capital	26,726	24,706
Interest	11,958	11,517
Production and other taxes	40,472	29,981
Other	10,378	7,594
Derivative liabilities	356	3,583
Oil and natural gas revenue payable	44,823	40,117
Distributions payable	5,018	18,640
Other current liabilities	17,715	6,703
Total current liabilities	202,008	178,604
Long-term debt	2,291,636	1,932,816
Derivative liabilities	—	1,380
Asset retirement obligations	262,432	146,676
Other long-term liabilities	40,656	—
Total liabilities	2,796,732	2,259,476
Commitments and contingencies (Note 7)
Members’ equity (deficit)
Cumulative Preferred units, 13,881,873 units issued and outstanding at December 31, 2015 and 2014	335,444	335,444
Members’ (deficit) capital, 130,476,978 and 83,451,746 common units issued and outstanding at December 31, 2015 and 2014, respectively	(430,494)	1,191,057
Class B units, 420,000 issued and outstanding at December 31, 2015 and 2014	7,615	7,615
Total members’ equity (deficit)	(87,435)	1,534,116
Total liabilities and members’ equity (deficit)	$2,709,297	$3,793,592
See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Members’ Equity (Deficit)
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Cumulative Preferred Units	Common Units	Class B Units	Total Members’ Equity
Balance, January 1, 2013	$—	$789,849	$7,615	$797,464
Issuance of Common units for the acquisition of oil and natural gas properties	—	29,992	—	29,992
Issuance of Cumulative Preferred units, net of offering costs of $402	61,021	—	—	61,021
Issuance of Common units, net of offering costs of $415	—	498,360	—	498,360
Distributions to Preferred unitholders (see Note 9)	—	(2,634)	—	(2,634)
Distributions to Common and Class B unitholders (see Note 8)	—	(181,926)	—	(181,926)
Unit-based compensation	—	6,547	—	6,547
Net income	—	59,511	—	59,511
Balance at December 31, 2013	61,021	1,199,699	7,615	1,268,335
Issuance of Cumulative Preferred units, net of offering costs of $371	274,423	—	—	274,423
Issuance of Common units, net of offering costs of $88	—	147,814	—	147,814
Repurchase of units under the common unit buyback program	—	(2,498)	—	(2,498)
Distributions to Preferred unitholders (see Note 8)	—	(18,197)	—	(18,197)
Distributions to Common and Class B unitholders (see Note 8)	—	(207,883)	—	(207,883)
Unit-based compensation	—	7,777	—	7,777
Net income	—	64,345	—	64,345
Balance at December 31, 2014	335,444	1,191,057	7,615	1,534,116
Issuance of Common units as consideration for the Eagle Rock Merger, net of merger costs of $5,560	—	253,068	—	253,068
Issuance of Common units as consideration for the LRE Merger, net of merger costs of $3,961	—	119,315	—	119,315
Issuance of Common units, net of offering costs of $593	—	35,544	—	35,544
Repurchase of units under the common unit buyback program	—	(2,399)	—	(2,399)
Distributions to Preferred unitholders (see Note 8)	—	(26,760)	—	(26,760)
Distributions to Common and Class B unitholders (see Note 8)	—	(134,019)	—	(134,019)
Unit-based compensation	—	16,874	—	16,874
Net loss	—	(1,883,174)	—	(1,883,174)
Balance at December 31, 2015	$335,444	$(430,494)	$7,615	$(87,435)
 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2015	2014	2013
Operating activities
Net income (loss)	$(1,883,174)	$64,345	$59,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	247,119	226,937	167,535
Impairment of oil and natural gas properties	1,842,317	234,434	—
Goodwill impairment loss	71,425	—	—
Amortization of deferred financing costs	4,206	3,516	3,715
Amortization of debt discount	1,071	269	248
Compensation related items	16,874	10,706	5,931
Post Eagle Rock Merger severance costs	13,955	—	—
Net gains on commodity and interest rate derivative contracts	(169,569)	(161,519)	(11,160)
Net cash settlements received on matured commodity derivative contracts	211,723	10,187	30,905
Net cash settlements paid on matured interest rate derivative contracts	(5,227)	(4,035)	(3,888)
Cash received on termination of derivative contracts	40,998	—	—
Net gain on acquisitions of oil and natural gas properties	(40,533)	(34,523)	(5,591)
Changes in operating assets and liabilities:
Trade accounts receivable	53,423	(69,908)	(22,065)
Payables to affiliates	934	574	217
Premiums paid on commodity derivative contracts	(4,235)	—	(204)
Other current assets	(1,615)	(1,669)	(603)
Accounts payable and oil and natural gas revenue payable	(555)	22,166	16,426
Accrued expenses and other current liabilities	(43,320)	29,377	18,855
Other assets	14,267	8,895	1,133
Net cash provided by operating activities	370,084	339,752	260,965
Investing activities
Additions to property and equipment	(644)	(1,356)	(1,975)
Additions to oil and natural gas properties	(112,639)	(142,015)	(56,661)
Acquisitions of oil and natural gas properties and derivative contracts	(12,970)	(1,302,568)	(272,057)
Cash acquired in the LRE and Eagle Rock Mergers	18,503	—	—
Proceeds from the sale of oil and natural gas properties	1,777	4,973	—
Deposits and prepayments of oil and natural gas properties	(22,171)	(5,236)	(67,284)
Net cash used in investing activities	(128,144)	(1,446,202)	(397,977)
Financing activities
Proceeds from long-term debt	420,000	1,388,000	589,500
Repayment of debt	(508,617)	(488,000)	(829,500)
Proceeds from preferred unit offerings, net	—	274,423	61,021
Proceeds from common unit offerings, net	35,544	147,814	498,360
Repurchase of units under the common unit buyback program	(2,399)	(2,498)	—
Distributions to Preferred unitholders	(26,760)	(17,290)	(2,426)
Distributions to Common and Class B members	(147,641)	(206,649)	(177,555)
Financing fees	(12,067)	(1,168)	(2,133)
Net cash provided by (used in) financing activities	(241,940)	1,094,632	137,267
Net increase (decrease) in cash and cash equivalents	—	(11,818)	255
Cash and cash equivalents, beginning of year	—	11,818	11,563
Cash and cash equivalents, end of year	$—	$—	$11,818
Supplemental cash flow information:
Cash paid for interest	$83,557	$66,434	$57,067

	2015	2014	2013
Non-cash financing and investing activities:
Asset retirement obligations	$25,028	$56,947	$22,692
Assets acquired under financing obligations	$—	$31,502	$—
LRE and Eagle Rock Mergers
Assets acquired:
Accounts receivable and other current assets	$44,201	$—	$—
Net derivative assets	$166,758	$—	$—
Oil and natural gas properties	$672,178	$—	$—
Other long-term assets	$10,001	$—	$—
Liabilities assumed:
Accounts payable and other current liabilities	$70,085
Asset retirement obligations	$88,228	$—	$—
Long-term debt	$446,550	$—	$—
Other long-term liabilities	$40,571	$—	$—
Common units issued in the LRE and Eagle Rock Mergers	$381,904	$—	$—
Common units issued for the acquisition of oil and gas properties	$—	$—	$29,992

 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Description of the Business:

Vanguard Natural Resources, LLC is a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2015, we own properties and oil and natural gas reserves primarily located in ten operating basins:

•	the Green River Basin in Wyoming;

•	the Permian Basin in West Texas and New Mexico;

•	the Gulf Coast Basin in Texas, Louisiana, Mississippi and Alabama;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Piceance Basin in Colorado;

•	the Big Horn Basin in Wyoming and Montana;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Williston Basin in North Dakota and Montana;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Operating, LLC (“VO”), VNR Finance Corp. (“VNRF”), Encore Clear Fork Pipeline LLC, Escambia Operating Co. LLC (“EOC”), Escambia Asset Co. LLC (“EAC”), Eagle Rock Energy Acquisition Co., Inc. (“ERAC”), Eagle Rock Upstream Development Co., Inc. (“ERUD”), Eagle Rock Energy Acquisition Partnership, L.P. (“ERAP”), Eagle Rock Energy Acquisition Co. II, Inc. (“ERAC II”), Eagle Rock Upstream Development Co. II, Inc. (“ERUD II”) and Eagle Rock Energy Acquisition Partnership II, L.P. (“ERAP II”).

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2014-14”) to defer the effective date of ASU No. 2014-09 by one year. Public business entities must apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date. We do not expect the adoption of ASU No. 2015-16 will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The adoption of this ASU will not have any material impact on our results of operations, cash flows or financial position.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the adoption of ASU No. 2016-02 will have a material impact on our consolidated financial statements.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2015 of $1.8 billion as a result of a decline in realized oil and natural gas prices at the respective measurement dates of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. Such impairment was recognized during each quarter of 2015 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2015	$132,610	$3.91	$82.62
Second quarter 2015	$733,365	$3.44	$71.51
Third quarter 2015	$491,487	$3.11	$59.23
Fourth quarter 2015	$484,855	$2.62	$50.20
Total	$1,842,317

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2015 were declining oil and natural gas prices and the closing of the LRE Merger and Eagle Rock Merger. The fair value of the properties acquired (determined using forward oil and natural gas price curves on the acquisition dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices on the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions because generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2014 of $234.4 million as a result of a decline in realized oil and natural gas prices at the measurement date of December 31, 2014. Such impairment was recognized during the fourth quarter of 2014. The most significant factor affecting the 2014 impairment related to the properties that we acquired in the Piceance Acquisition. The fair value of the properties acquired (determined using forward oil and natural gas price curves at the acquisition date) was higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The fourth quarter 2014 impairment was calculated based on prices of $4.36 per MMBtu for natural gas and $94.87 per barrel of crude oil. No ceiling test impairment was required during 2013.

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

The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. The first step involves a comparison of the estimated fair value of a reporting unit to its net book value, which is its carrying amount, including goodwill. In performing the first step, we determine the fair value of the reporting unit using the market approach based on our quoted common unit price. Quoted prices in active markets are the best evidence of fair value. However, because value results from the ability to take advantage of synergies and other benefits that exist from a collection of assets and liabilities that operate together in a controlled entity, the market capitalization of a reporting unit with publicly traded equity securities may not be representative of the fair value of the reporting unit as a whole. Accordingly, we add a control premium to the market price to determine the total fair value of our reporting unit, derived from marketplace data of actual control premiums in the oil and natural gas extraction industry. The sum of our market capitalization and control premium is the fair value of our reporting unit. This amount is then compared to the carrying value of our reporting unit. If the estimated fair value of the reporting unit exceeds its net book value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the net book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. In addition, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, we evaluate any adverse qualitative factors. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Determining fair value requires the exercise of significant judgment, including judgments about market prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities, such as a business. As described above, the key inputs used in estimating the fair value of our reporting unit are our common unit price, number of common units outstanding and a control premium. There is no uncertainty associated with our common unit price and number of common units outstanding. The control premium is based on market data of actual control premiums in our industry. Changes in the common unit price, which could result from further significant declines in the prices of oil and natural gas or significant negative reserve adjustments, or changes in market data as it relates to control premiums in the oil and gas extraction industry could change our estimate of the fair value of the reporting unit and could result in a non-cash impairment charge.

We performed our annual impairment tests during 2015, 2014 and 2013 and our analyses concluded that there was no impairment of goodwill as of these dates. However, due to the decline in the prices of oil and natural gas as well as deteriorating market conditions, we performed interim impairment tests at December 31, 2015 and 2014.

As of December 31, 2015, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test. Based on the results of the the second step of the goodwill impairment test, we recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015 to write the goodwill down to its estimated fair value of $506.0 million. Based on further evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

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

Any further significant decline in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could change our estimate of the fair value of the reporting unit and could result in an additional impairment charge.

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

We are a party to a contract allowing us to purchase a certain amount of natural gas at a below market price for use as field fuel. As of December 31, 2015, the net carrying value of this contract was $8.1 million. The carrying value is shown as Other assets on the accompanying Consolidated Balance Sheets and is amortized on a straight-line basis over the estimated life of the field. The estimated aggregate amortization expense for each of the next five fiscal years is $0.2 million per year.

(h)	Asset Retirement Obligations:

We record a liability for asset retirement obligations at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the asset’s useful life. Our recognized asset retirement obligation exclusively relates to the plugging and abandonment of oil and natural gas wells and decommissioning of our Big Escambia Creek, Elk Basin and Fairway gas plants. Management periodically reviews the estimates of the timing of well abandonments as well as the estimated plugging and abandonment costs, which are discounted at the credit adjusted risk free rate.  These retirement costs are recorded as a long-term liability on the Consolidated Balance Sheets with an offsetting increase in oil and natural gas properties. An ongoing accretion expense is recognized for changes in the value of the liability as a result of the passage of time, which we record in depreciation, depletion, amortization and accretion expense in the Consolidated Statements of Operations.

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2015 or 2014.

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

At December 31, 2015 and 2014, the cash and cash equivalents were primarily concentrated in one financial institution. We periodically assess the financial condition of this institution and believe that any possible credit risk is minimal.

The following purchasers accounted for 10% or more of the Company’s oil, natural gas and NGLs sales for the years ended December 31:

	2015	2014	2013
Mieco, Inc	20%	—%	—%
Anadarko Petroleum Corporation	2%	19%	1%
Marathon Oil Company	7%	12%	14%
Plains Marketing L.P.	7%	7%	10%

Our customers are in the energy industry and they may be similarly affected by changes in economic or other conditions.

(k)	Use of Estimates:

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

We have entered into derivative contracts primarily with counterparties that are also lenders under our Reserve-Based Credit Facility (defined in Note 3) to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. As for oil production, realized pricing is primarily driven by the West Texas Intermediate (“WTI”), Light Louisiana Sweet Crude, Wyoming Imperial and Flint Hills Bow River prices. NGLs pricing is based on the Oil Price Information Service postings as well as market-negotiated ethane spot prices. During 2015, our derivative transactions included the following:

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

The Company is treated as a partnership for federal and state income tax purposes.  As such, it is not a taxable entity and does not directly pay federal and state income tax. Its taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations, is included in the federal and state income tax returns of each unitholder.  Accordingly, no recognition has been given to federal and state income taxes for the operations of the Company.  The aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Company does not have access to information about each unitholders’ tax attributes in the Company. However, the tax basis of our net assets exceeded the net book basis by $1.3 billion and $187.0 million at December 31, 2015 and 2014, respectively.

Legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including otherwise non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. The Company recorded a current tax liability of $0.2 million as of December 31, 2015 and 2014 and a deferred tax asset of $0.5 million and $0.3 million as of December 31, 2015 and 2014, respectively. Tax benefits of $0.3 million and $0.6 million and a tax provision of $0.6 million are included in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, respectively, as a component of Selling, general and administrative expenses.

The Company’s provision for income taxes also relates to the federal taxes for ERAC and ERAC II and their wholly owned corporations, ERUD and ERUD II, which are subject to federal income taxes (the “C Corporations”). As part of the Eagle Rock Merger, the Company assumed deferred tax liabilities, the largest single component of which is related to federal income taxes of the C Corporations, where the book/tax differences were created by certain acquisitions completed by ERAC and ERAC II prior to the Eagle Rock Merger. These book/tax temporary differences will be reduced as allocation of built-in gain in proportion to the assets contributed brings the book and tax basis closer together over time. This net deferred tax liability was recognized in conjunction with the purchase accounting adjustments for long term assets. As of December 31, 2015, the Company recorded a deferred tax liability of $39.4 million related to these C Corporations, which is included in the other long-term liabilities line item in the Consolidated Balance Sheet. The Company also recorded a net deferred tax asset of $2.2 million from the Eagle Rock Merger related to the book/tax differences in property, plant and equipment and hedging transactions, which is included in the other assets line item in the Consolidated Balance Sheet.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2015, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

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

2015 Mergers

LRE Merger

On October 5, 2015, we completed the transactions contemplated by the Purchase Agreement and Plan of Merger, dated as of April 20, 2015 (the “LRE Merger Agreement”), by and among us, Lighthouse Merger Sub, LLC, our wholly owned subsidiary (“LRE Merger Sub”), Lime Rock Management LP (“LR Management”), Lime Rock Resources A, L.P. (“LRR A”), Lime Rock Resources B, L.P. (“LRR B”), Lime Rock Resources C, L.P. (“LRR C”), Lime Rock Resources II-A, L.P. (“LRR II-A”), Lime Rock Resources II-C, L.P. (“LRR II-C”), and, together with LRR A, LRR B, LRR C, LRR II-A and LR Management, the “GP Sellers”), LRR Energy, L.P. (“LRE”) and LRE GP, LLC (“LRE GP”), the general partner of LRE.
Pursuant to the terms of the LRE Merger Agreement, LRE Merger Sub was merged with and into LRE, with LRE continuing as the surviving entity and as our wholly owned subsidiary (the “LRE Merger”), and, at the same time, we acquired all of the limited liability company interests in LRE GP from the GP Sellers in exchange for common units representing limited liability company interests in Vanguard. Under the terms of the LRE Merger Agreement, each common unit representing interests in LRE (the “LRE common units”) was converted into the right to receive 0.550 newly issued Vanguard common units.
As consideration for the LRE Merger, we issued approximately 15.4 million Vanguard common units valued at $123.3 million based on the closing price per Vanguard common unit of $7.98 at October 5, 2015 and assumed $290.0 million in debt. The debt assumed was extinguished using borrowings under the Company’s Reserve-Based Credit Facility following the close of the LRE Merger. As consideration for our purchase of the limited liability company interests in LRE GP, we issued 12,320 Vanguard common units.

The LRE Merger was completed following approval, at a Special Meeting of LRE unitholders on October 5, 2015, of the LRE Merger Agreement and the LRE Merger by holders of a majority of the outstanding LRE Common Units.

Consideration
Market value of Vanguard’s common units issued to LRE unitholders	$123,276
Long-term debt assumed	290,000
413,276
Add: fair value of liabilities assumed
Accounts payable and accrued liabilities	5,606
Other current liabilities	9,018
Asset retirement obligations	39,595
Amount attributable to liabilities assumed	54,219
Less: fair value of assets acquired
Cash	11,532
Trade accounts receivable	6,822
Other current assets	4,172
Oil and natural gas properties	209,463
Derivative assets	78,725
Other assets	267
Amount attributable assets acquired	310,981
Goodwill	$156,514

Eagle Rock Merger

On October 8, 2015, we completed the transactions contemplated by the Agreement and Plan of Merger, dated as of May 21, 2015 (the “Eagle Rock Merger Agreement”), by and among us, Talon Merger Sub, LLC, our wholly owned subsidiary (“Eagle Rock Merger Sub”), Eagle Rock Energy Partners, L.P. (“Eagle Rock”) and Eagle Rock Energy GP, L.P. (“Eagle Rock GP”). Pursuant to the terms of the Eagle Rock Merger Agreement, Eagle Rock Merger Sub was merged with and into Eagle Rock with Eagle Rock continuing as the surviving entity and as our wholly owned subsidiary (the “Eagle Rock Merger”).

Under the terms of the Eagle Rock Merger Agreement, each common unit representing limited partner interests in Eagle Rock (“Eagle Rock common unit”) was converted into the right to receive 0.185 newly issued Vanguard common units or, in the case of fractional Vanguard common units, cash (without interest and rounded up to the nearest whole cent).

As consideration for the Eagle Rock Merger, Vanguard issued approximately 27.7 million Vanguard common units valued at $258.3 million based on the closing price per Vanguard common unit of $9.31 at October 8, 2015 and assumed $156.6 million in debt. The Company extinguished $122.3 million of the debt assumed using borrowings under its Reserve-Based Credit Facility following the close of Eagle Rock Merger.

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

Consideration
Market value of Vanguard’s common units issued to Eagle Rock unitholders	$258,282
Long-term debt assumed	156,550
Replacement share-based payment awards attributable to pre-combination services	346
415,178
Add: fair value of liabilities assumed
Accounts payable and accrued liabilities	53,255
Other current liabilities	2,206
Derivative liabilities	2,201
Asset retirement obligations	48,633
Deferred tax liability	39,327
Other long-term liabilities	1,244
Amount attributable to liabilities assumed	146,866
Less: fair value of assets acquired
Cash	6,971
Trade accounts receivable	17,543
Other current assets	15,664
Oil and natural gas properties	462,715
Derivative assets	90,234
Other assets	9,734
Amount attributable assets acquired	602,861
Bargain Purchase Gain	$(40,817)

As a result of the consideration transferred being less than the fair value of net assets acquired, Vanguard reassessed whether it had fully identified all of the assets and liabilities obtained in the acquisition. As part of its reassessment, Vanguard also reevaluated the consideration transferred and whether there were any non-controlling interests in the acquired property. No additional assets or liabilities were identified. Vanguard also determined that there were no non-controlling interests in the Eagle Rock Merger.

Vanguard determined that the bargain purchase gain was primarily attributable to unfavorable market trends between the date the parties agreed to the consideration for the Eagle Rock Merger and the date the transaction was completed, resulting in the decline of Vanguard’s unit price. Although the depressed oil and natural gas market also affected the fair value of Eagle Rock’s oil and natural gas properties, it had a more significant impact on Vanguard’s unit price compared to the resulting decrease in the fair value of those properties. As a result, the fair value of the net assets acquired in the Eagle Rock merger, including the oil and natural gas properties, exceeded the total consideration paid.

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

Piceance Acquisition

On September 30, 2014, we completed the acquisition of natural gas, oil and NGLs assets in the Piceance Basin in Colorado for approximately $502.1 million in cash. We refer to this acquisition as the “Piceance Acquisition.” Through this acquisition, we acquired additional interests in the same properties previously acquired in the Rockies acquisition completed in June 2012. The purchase price is subject to additional customary post-closing adjustments to be determined based on an effective date of July 1, 2014. In accordance with ASC Topic 805, this acquisition resulted in goodwill of $0.4 million, as reflected in the table below, which was immediately impaired and recorded as a loss in current period earnings. The loss resulted primarily from the changes in natural gas prices between the date the purchase and sale agreement was entered into and the closing date, which were used to value the reserves acquired.

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

Pro Forma Operating Results (Unaudited)

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the years ended December 31, 2015, 2014 and 2013 which reflect the effect on our consolidated results of operations as if (i) all our acquisitions in 2015 had occurred on January 1, 2014, (ii) all our acquisitions in 2014 had occurred on January 1, 2013 and (iii) all our acquisitions in 2013 had occurred on January 1, 2012.

The pro forma results reflect the results of combining our Consolidated Statements of Operations with the revenues and direct operating expenses of the oil and gas properties acquired adjusted for (i) assumption of asset retirement obligations and accretion expense for the properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired using the acquisition method of accounting, (iii) interest expense on additional borrowings necessary to finance the acquisitions and additional debt assumed in the LRE and Eagle Rock Mergers, and (iv) the impact of the common units issued in the acquisition of properties completed on June 28, 2013 and the common units issued in the LRE and Eagle Rock Mergers. The net gain (loss) on acquisitions of oil and natural gas properties were excluded from the pro forma results. The pro forma information is based upon these assumptions, and is not necessarily indicative of future results of operations:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per unit amounts) (Pro forma)
Total revenues	$804,564	$1,430,710	$841,576
Net income (loss) attributable to Common and Class B unitholders	$(2,057,879)	$(66,405)	$161,329
Net income (loss) attributable to Common and Class B unitholders, per unit:
Basic	$(15.83)	$(0.53)	$2.19
Diluted	$(15.83)	$(0.53)	$2.17

Post-Acquisition Operating Results

The results of operations of the properties acquired, as described above, have been included in our consolidated financial statements from the closing dates of the acquisitions forward. The table below presents the amounts of revenues and excess of revenues over direct operating expenses included in our 2015, 2014 and 2013 Consolidated Statements of Operations for our acquisitions. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
LRE Acquisition
Revenues	$13,083	$—	$—
Excess of revenues over direct operating expenses	$6,029	$—	$—
Eagle Rock Acquisition
Revenues	$23,005	$—	$—
Excess of revenues over direct operating expenses	$15,112	$—	$—
Pinedale Acquisition
Revenues	$84,934	$139,908	$—
Excess of revenues over direct operating expenses	$56,672	$107,934	$—
Piceance Acquisition
Revenues	$37,767	$22,642	$—
Excess of revenues over direct operating expenses	$18,427	$15,234	$—
All other acquisitions
Revenues	$58,718	$76,915	$34,820
Excess of revenues over direct operating expenses	$30,373	$50,317	$23,160

3.    Long-Term Debt

Our financing arrangements consisted of the following:

			Amount Outstanding December 31,
Description	Interest Rate	Maturity Date	2015	2014
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,688,000	$1,360,000
Senior Notes due 2020	7.875% (2)	April 1, 2020	550,000	550,000
Senior Notes due 2019	8.375% (3)	June 1, 2019	51,120	—
Lease Financing Obligations	4.16% (4)	August 10, 2020 (4)	24,668	28,986
			$2,313,788	$1,938,986
Less:
Unamortized discount on Senior Notes			(17,651)	(1,852)
Current portion			(4,501)	(4,318)
Total long-term debt			$2,291,636	$1,932,816

(1)	Variable interest rate was 2.90% and 2.17% at December 31, 2015 and 2014, respectively.

(2)	Effective interest rate is 8.0%.

(3)	Effective interest rate is 21.45%.

(4)	The Lease Financing Obligations expire on August 10, 2020 except for certain obligations which expire on July 10, 2021.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.8 billion (the “Reserve-Based Credit Facility”) with a maturity date of April 16, 2018. On December 31, 2015, there were $1.69 billion of outstanding borrowings and $107.5 million of borrowing capacity under the Reserve-Based Credit Facility, after reflecting a $4.5 million reduction in availability for letters of credit (discussed below).

On June 3, 2015, the Company entered into the Eighth Amendment to the Credit Agreement which decreased its borrowing base from $2.0 billion to $1.6 billion. However, the Eighth Amendment provided for an automatic increase in the borrowing base of $200.0 million upon the closing of the LRE Merger, which took place on October 5, 2015. In addition, the Eighth Amendment includes, among other provisions, an amendment of the consolidated leverage ratio whereby the Company shall not permit such ratio to be greater than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 in 2017 and beyond.

On November 6, 2015, we completed our semi-annual borrowing base redetermination and entered into the Ninth Amendment to the Credit Agreement, which reaffirms the Company’s $1.8 billion borrowing base. The terms of the Ninth Amendment to the Credit Agreement also include, among other provisions, the increase in the maximum investments or capital contributions that can be made in certain entities from $5.0 million to $100.0 million. In addition, the Company is permitted to incur up to $300.0 million of junior lien indebtedness provided the borrowing base will be reduced by $0.25 per dollar of junior debt issued.

Interest rates under the Reserve-Based Credit Facility are based on Euro-Dollars (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At December 31, 2015, the applicable margins and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios. Specifically, as of the end of each fiscal quarter, we may not permit the following: (a) our current ratio to be less than 1.0 to 1.0 and (b) our consolidated leverage ratio to be more than 5.5 to 1.0 in 2015, 5.25 to 1.0 in 2016 and 4.5 to 1.0 in 2017 and beyond. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets.

At December 31, 2015, we were in compliance with all of our debt covenants. Our next borrowing base redetermination is scheduled for April 2016. Based on projected market conditions, continued declines in oil and natural gas prices and as existing hedges roll off, we expect a reduction in our borrowing base at the next redetermination. The precise amount of the reduction is not known at this time but we do expect that the amount will be significant.

Letters of Credit

At December 31, 2015, we had unused irrevocable standby letters of credit of approximately $4.5 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

7.875% Senior Notes Due 2020

At December 31, 2015, we had $550.0 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes Due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

Under the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”), all of our existing subsidiaries (other than VNRF), all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes due 2020, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Notes Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to

us.

The Senior Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2020 achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Indenture exists, many of the foregoing covenants will terminate. At December 31, 2015, based on the most restrictive covenants of the Senior Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $23.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Notes due 2020 is payable on April 1 and October 1 of each year. We may redeem some or all of the Senior Notes due 2020 at any one or more occasions on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes due 2020 as of April 1, 2016, plus accrued and unpaid interest, if any, on the Senior Notes due 2020 redeemed, declining to 100% on April 1, 2018 and thereafter. We may also redeem some or all of the Senior Notes due 2020 at any time prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes due 2020 thereof, plus a “make-whole” premium, and accrued and unpaid interest to the redemption date. If we sell certain of our assets or experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes due 2020 at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes due 2020, respectively.

Debt Exchange

On February 10, 2016, we issued approximately $75.6 million aggregate principal amount of new 7.0% Senior Secured Second Lien Notes due 2023 (the “Senior Secured Second Lien Notes”) to certain eligible holders of their outstanding 7.875% Senior Notes due 2020 in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 held by such holders. See Note 12. Subsequent Events for further discussion.

8.375% Senior Notes Due 2019

In connection with the Eagle Rock Merger, VO assumed 8.375% senior notes with a principal amount of $51.1 million due in 2019 (the “Senior Notes due 2019”) with a fair market value of $34.3 million as of the close date of the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of its Subsidiary Guarantors.

Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 will mature on June 1, 2019. We have the option to redeem some or all of the Senior Notes due 2019 at any time at redemption prices equal to the aggregate principal amount multiplied by (i) 102.094% if such Senior Notes due 2019 are redeemed in 2016 and (ii) 100.000% if such Senior Notes due 2019 are redeemed in 2017 and thereafter.

Lease Financing Obligations

On October 24, 2014, in connection with our Piceance Acquisition, we entered into an assignment and assumption agreement with Bank of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and the related facilities, and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligations also contain an early buyout option where the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

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

At December 31, 2015, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps (West Texas Intermediate)

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
January 1, 2016 – December 31, 2016	69,996,888	$4.43	1,875,531	$84.01	906,900	$30.31
January 1, 2017 – December 31, 2017	31,112,760	$4.33	749,698	$85.70	—	$—

Fixed-Price Swaps (Light Louisiana Sweet)

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
January 1, 2017 – December 31, 2017	168,000	$91.25

Call Options Sold

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
January 1, 2016 – December 31, 2016	622,200	$125.00
January 1, 2017 – December 31, 2017	365,000	$95.00

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
January 1, 2016 – December 31, 2016	38,430,000	$(0.20)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2017 – December 31, 2017	10,950,000	$(0.22)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
January 1, 2016 – December 31, 2016	968,700	$(1.01)	WTI Midland and WTI Cushing Basis Differential
January 1, 2016 – December 31, 2016	219,600	$(0.43)	West Texas Sour and WTI Cushing Basis Differential
January 1, 2016 – December 31, 2016	716,500	$(14.26)	WTI and West Canadian Select Basis Differential

Three-Way Collars

	Gas
Contract Period	MMbtu	Floor	Ceiling	Put Sold
January 1, 2016 – December 31, 2016	12,810,000	$3.95	$4.25	$3.00
January 1, 2017 – December 31, 2017	16,425,000	$3.92	$4.23	$3.37

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
January 1, 2016 – December 31, 2016	1,061,400	$90.00	$96.18	$73.62

Puts

	Oil
Contract Period	Bbls	Put Price ($/Bbl)
January 1, 2016 – December 31, 2016	366,000	$60.00

Put Options Sold

	Gas		Oil
Contract Period	MMbtu	Put Sold ($/MMbtu)	Bbls	Put Sold ($/Bbl)
January 1, 2016 – December 31, 2016	1,830,000	$3.00	146,400	$50.00
January 1, 2017 – December 31, 2017	1,825,000	3.50	73,000	$75.00

Range Bonus Accumulators

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
January 1, 2016 – December 31, 2016	183,000	$4.00	$100.00	$75.00

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

At December 31, 2015, the Company had open interest rate derivative contracts as follows (in thousands):

	Notional Amount	Fixed LIBOR Rates
Period:
January 1, 2016 to December 10, 2016	$20,000	2.17%
January 1, 2016 to October 31, 2016	$40,000	1.65%
January 1, 2016 to August 5, 2018	$30,000	2.25%
January 1, 2016 to August 6, 2016	$25,000	1.80%
January 1, 2016 to October 31, 2016	$20,000	1.78%
January 1, 2016 to September 23, 2016	$75,000	1.15%
January 1, 2016 to March 7, 2016	$75,000	1.08%
January 1, 2016 to September 7, 2016	$25,000	1.25%
January 1, 2016 to December 31, 2019	$175,000	2.32%
January 1, 2016 to February 16, 2017	$75,000	1.73%
January 1, 2016 to June 16, 2017	$70,000	1.43%
January 1, 2016 to February 16, 2017	$75,000	1.73%
Total	$705,000

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

	December 31, 2015
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$349,281	$(21,834)	$327,447
Interest rate derivative contracts	—	(10,400)	(10,400)
Total derivative instruments	$349,281	$(32,234)	$317,047

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(21,934)	$21,834	$(100)
Interest rate derivative contracts	(10,656)	10,400	(256)
Total derivative instruments	$(32,590)	$32,234	$(356)

	December 31, 2014
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	289,018	(63,321)	225,697
Total derivative instruments	$289,018	$(63,321)	$225,697

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(63,615)	$63,321	$(294)
Interest rate derivative contracts	(4,669)	—	(4,669)
Total derivative instruments	$(68,284)	$63,321	$(4,963)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (see Note 3 for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $349.3 million at December 31, 2015. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of December 31, 2015. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

The change in fair value of our commodity and interest rate derivatives for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(in thousands)
Derivative asset at January 1, net	$220,734	$66,711	$82,568
Purchases
Fair value of derivatives acquired	195,273	(1,344)	—
Premiums and fees paid or deferred for derivative contracts during the period	7,126	—	—
Net gains on commodity and interest rate derivative contracts	169,569	161,519	11,160
Settlements
Net cash settlements received on matured commodity derivative contracts	(211,723)	(10,187)	(30,905)
Net cash settlements paid on matured interest rate derivative contracts	5,227	4,035	3,888
Termination of derivative contracts	(69,515)	—	—
Derivative asset at December 31, net	$316,691	$220,734	$66,711

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. The fair value of the Lease Financing Obligations is measured using market-based parameters of comparable term secured financing instruments and therefore we estimate that the carrying value approximates its fair value. The fair value measurements for our bank borrowings and the Lease Financing Obligations represent Level 2 inputs. As of December 31, 2015, the fair value of our Senior Notes due 2020 was estimated to be $165.4 million and our Senior Notes due 2019 was estimated to be $14.4 million. We consider the inputs to the valuation of both our Senior Notes due 2020 and our Senior Notes due 2019 to be Level 1, as fair value was estimated based on prices quoted from a third-party financial institution.

Derivative instruments. As of December 31, 2015, our commodity derivative instruments consist of fixed-price swaps, basis swap contracts, three-way collars, call options sold, put options sold and range bonus accumulators. We account for our commodity derivatives and interest rate derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps and basis swap contracts based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option values of the contract floors, ceilings, collars and three-way collars using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rates used in the discounted cash flow projections are based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair values of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We consider the fair value estimates for these derivative instruments as a Level 2 input. We estimate the values of the range bonus accumulators using an option pricing model for both Asian Range Digital options and Asian Put options that takes into account market volatility, market prices and contract parameters. Range bonus accumulators are complex in structure requiring sophisticated valuation methods and greater subjectivity. As such, range bonus accumulators valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in valuations with less certainty. We consider the fair value estimates for range bonus accumulators as a Level 3 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$333,380	$(5,933)	$327,447
Interest rate derivative contracts	—	(10,400)	—	(10,400)
Total derivative instruments	$—	$322,980	$(5,933)	$317,047

Liabilities:
Commodity price derivative contracts	$—	$(99)	$—	$(99)
Interest rate derivative contracts	—	(257)	—	(257)
Total derivative instruments	$—	$(356)	$—	$(356)

	December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$232,167	$(6,470)	$225,697
Total derivative instruments	$—	$232,167	$(6,470)	$225,697

Liabilities:
Commodity price derivative contracts	$—	$(294)	$—	$(294)
Interest rate derivative contracts	—	(4,669)	—	(4,669)
Total derivative instruments	$—	$(4,963)	$—	$(4,963)

  The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	2015	2014
	(in thousands)
Unobservable inputs at January 1,	$(6,470)	$566
Total gains (losses)	5,151	(8,238)
Settlements	(4,614)	1,202
Unobservable inputs at December 31,	$(5,933)	$(6,470)

Change in fair value included in earnings related to derivatives still held as of December 31,	$(2,925)	$(6,326)

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

As of December 31, 2015, the Company performed the second step of the goodwill impairment test. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties include: (i) observable forward prices for commodities at December 31, 2015 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on the results of the the second step of the goodwill impairment test, we recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015. Based on further evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the years ended December 31, 2015 and 2014, in connection with the oil and natural gas properties acquired in all of our acquisitions, the LRE and Eagle Rock Mergers, as well as new wells drilled during each year, we incurred and recorded asset retirement obligations totaling $90.9 million and $52.8 million, respectively, at fair value. We also recorded a $22.3 million and a $4.1 million change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the years ended December 31, 2015 and 2014, respectively. The fair value of additions to the asset retirement obligation liability and certain changes in the estimated fair value of the liability are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.6% and 5.5%; and (4) the average inflation factor (2.0%). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

6.    Asset Retirement Obligations

The asset retirement obligations as of December 31, reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the year ended December 31, were as follows:

	2015	2014
	(in thousands)
Asset retirement obligation at January 1,	$149,062	$87,967
Liabilities added during the current period	2,699	52,829
Liabilities added from the LRE and Eagle Rock Mergers	88,228	—
Accretion expense	10,238	5,889
Change in estimate	22,329	4,118
Disposition of properties	(262)	(1,291)
Retirements	(838)	(450)
Total asset retirement obligation at December 31,	271,456	149,062
Less: current obligations	(9,024)	(2,386)
Long-term asset retirement obligation at December 31,	$262,432	$146,676

Accretion expense for the years ended December 31, 2015, 2014 and 2013 was $10.2 million, $5.9 million and $2.8 million, respectively. Each year we review, and to the extent necessary, revise our asset retirement obligation estimates. During 2015 and 2014, we reviewed the actual abandonment costs with previous estimates and, as a result, increased our estimates of future asset retirement obligations by a net $22.3 million and $4.1 million, respectively, to reflect increased costs incurred for plugging and abandonment on certain wells.

7.   Commitments and Contingencies

Transportation Demand Charges

As of December 31, 2015, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one to five years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of December 31, 2015. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
2016	$14,957
2017	12,512
2018	11,696
2019	9,661
2020	410
Thereafter	—
Total	$49,236

Development Commitments

We have commitments to third-party operators under joint operating agreements relating to the drilling and completion of oil and natural gas wells. Total estimated costs to be spent in 2016 is approximately $38.0 million.

Legal Proceedings

We are defendants in certain legal proceedings arising in the normal course of our business. We are also a party to separate legal proceedings relating to each of the LRE Merger, the Eagle Rock Merger and our debt exchange. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, management does not believe that it is probable that the outcome of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

8.    Members’ Equity (Deficit) and Net Income (Loss) per Common and Class B Unit

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred Units outstanding at December 31, 2015 and 2014:

				2015		2014
	Earliest Redemption Date	Liquidation Preference Per Share	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,581,873	$62,200
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	7,000,000	$169,265
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$103,979	4,300,000	$103,979
Total Cumulative Preferred Units				13,881,873	$335,444	13,881,873	$335,444

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

On October 15, 2014, our board of directors authorized a $10.0 million common unit buyback program. The program was approved for an initial three month period and authorized us to make open market purchases pursuant to the Securities and Exchange Commission guidelines of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We intend to hold the common units to fund our VNR LTIP (defined in Note 10) as directed by the Compensation Committee. As of December 31, 2015, since its inception, we have repurchased a total of 291,926 units under the common unit buyback program for an aggregate cost of $4.9 million.

The following is a summary of the changes in our common units issued during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning of period	83,452	78,337	58,706
Issuance of Common units as consideration for the Eagle Rock Merger	27,886	—	—
Issuance of Common units as consideration for the LRE Merger	15,448	—	—
Issuance of Common units for the acquisition of oil and natural gas properties	—	—	1,075
Issuance of Common units for cash	2,430	4,864	18,377
Repurchase of units under the common unit buyback program	(157)	(135)	—
Unit-based compensation	1,418	386	179
End of period	130,477	83,452	78,337

There was no change in issued and outstanding Class B units during the years ended December 31, 2015, 2014 and 2013.

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

The net income (loss) attributable to common and Class B unitholders and the weighted average units for calculating basic and diluted net income per common and Class B unit were as follows (in thousands, except per unit data):

	2015(a)	2014	2013

Net income (loss) attributable to Common and Class B unitholders	$(1,909,933)	$46,148	$56,877
Weighted average number of Common and Class B units outstanding - basic	96,468	82,031	73,064
Effect of dilutive securities:
Phantom units	—	428	348
Weighted average number of Common and Class B units outstanding - diluted	96,468	82,459	73,412
Net income (loss) per Common and Class B unit
Basic	$(19.80)	$0.56	$0.78
Diluted	$(19.80)	$0.55	$0.77

(a)	For the year ended December 31, 2015, 164,984 phantom units were excluded from the calculation of diluted earnings per unit due to their antidilutive effect as we were in a loss position.

Distributions Declared

The Cumulative Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. Distributions on the Cumulative Preferred Units are cumulative from the date of original issue and payable monthly in arrears on the 15th day of each month of each year, unless the 15th day falls on a weekend or holiday, in which case it will be paid on the next business day, when, as and if declared by our board of directors. Distributions on our Cumulative Preferred Units accumulate at a monthly rate of 7.875% per annum of the liquidation preference of $25.00 per Series A Cumulative Preferred Unit, a monthly rate of 7.625% per annum of the liquidation preference of $25.00 per Series B Cumulative Preferred Unit and a monthly rate of 7.75% per annum of the liquidation preference of $25.00 per Series C Cumulative Preferred Unit.

We reduced our cash distribution per common unit to $0.03 starting with the cash distribution attributable to the month of November 2015, or $0.36 per unit on an annualized basis. This amount represents a reduction from the payment for the month of

October 2015, which was $0.1175 per common unit or $1.41 per unit on an annualized basis. This new distribution rate takes into consideration current commodity and financial market conditions and helps to preserve our liquidity that will be directed at paying down debt under our Reserve-Based Credit Facility.

On January 20, 2016 and February 18, 2016, our board of directors declared cash distributions on the Cumulative Preferred Units and common and Class B units attributable to the month of December 2015 and January 2016, respectively. Also, on February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution. Our ability to resume distributions is at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors. See Note 12. Subsequent Events for further discussion.

 The following table shows the distribution amount per unit, declared date, record date and payment date of the cash distributions we paid on each of our common and Class B units attributable to each period presented.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2015
Fourth Quarter
November	$0.0300	December 18, 2015	January 4, 2016	January 14, 2016
October	$0.1175	November 20, 2015	December 1, 2015	December 15, 2015
Third Quarter
September	$0.1175	October 19, 2015	November 2, 2015	November 13, 2015
August	$0.1175	September 21, 2015	October 1, 2015	October 15, 2015
July	$0.1175	August 20, 2015	September 1, 2015	September 14, 2015
Second Quarter
June	$0.1175	July 16, 2015	August 3, 2015	August 14, 2015
May	$0.1175	June 18, 2015	July 1, 2015	July 15, 2015
April	$0.1175	May 19, 2015	June 1, 2015	June 12, 2015
First Quarter
March	$0.1175	April 15, 2015	May 1, 2015	May 15, 2015
February	$0.1175	March 18, 2015	April 1, 2015	April 14, 2015
January	$0.1175	February 17, 2015	March 2, 2015	March 17, 2015
2014
Fourth Quarter
December	$0.2100	January 22, 2015	February 2, 2015	February 13, 2015
November	$0.2100	December 16, 2014	January 2, 2015	January 14, 2015
October	$0.2100	November 20, 2014	December 1, 2014	December 15, 2014
Third Quarter
September	$0.2100	October 20, 2014	November 3, 2014	November 14, 2014
August	$0.2100	September 19, 2014	October 1, 2014	October 15, 2014
July	$0.2100	August 19, 2014	September 2, 2014	September 12, 2014
Second Quarter
June	$0.2100	July 16, 2014	August 1, 2014	August 14, 2014
May	$0.2100	June 24, 2014	July 1, 2014	July 15, 2014
April	$0.2100	May 20, 2014	June 2, 2014	June 13, 2014
First Quarter
March	$0.2100	April 17, 2014	May 1, 2014	May 15, 2014
February	$0.2100	March 17, 2014	April 1, 2014	April 14, 2014
January	$0.2075	February 2, 2014	March 3, 2014	March 17, 2014
2013
Fourth Quarter
December	$0.2075	January 16, 2014	February 3, 2014	February 14, 2014
November	$0.2075	December 17, 2013	January 2, 2014	January 15, 2014

October	$0.2075	November 19, 2013	December 2, 2013	December 13, 2013
Third Quarter
September	$0.2075	October 21, 2013	November 1, 2013	November 14, 2013
August	$0.2075	September 12, 2013	October 1, 2013	October 15, 2013
July	$0.2075	August 20, 2013	September 3, 2013	September 13, 2013
Second Quarter
June	$0.2050	July 18, 2013	August 1, 2013	August 14, 2013
May	$0.2050	June 20, 2013	July 1, 2013	July 15, 2013
April	$0.2050	April 30, 2013	June 3, 2013	June 14, 2013
First Quarter
March	$0.2025	April 19, 2013	May 1, 2013	May 15, 2013
February	$0.2025	March 21, 2013	April 1, 2013	April 12, 2013
January	$0.2025	February 18, 2013	March 1, 2013	March 15, 2013
2012
Fourth Quarter
December	$0.2025	January 25, 2013	February 4, 2013	February 14, 2013

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

Executive Employment Agreements and Annual Bonus

In June and July 2013, we and VNRH entered into new amended and restated executive employment agreements (the “Amended Agreements”) with each of our three executive officers. The Amended Agreements were effective January 1, 2013 and the initial term of the Amended Agreements ended on January 1, 2016. The three executives have entered into an Amended and Restated Employment Agreement effective January 1, 2016 and ending on January 1, 2019.

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. As of December 31, 2015, an accrued liability was recognized and compensation expense of $1.1 million was recorded for the year ended December 31, 2015, related to these bonus arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

Restricted Unit Grants

In January 2015, the executives were granted a total of 360,762 restricted units in accordance with the Amended Agreements. Also, during the year ended December 31, 2015, our three independent board members were granted a total of 26,334 restricted units which will vest one year from the date of grant. The restricted units granted to the executives and our board members are accompanied by DERs. During 2015, VNR employees were also granted a total of 175,297 restricted units under the VNR LTIP of which 1,613 restricted units vested immediately. The remaining grants have vesting periods between three to four years from the date of grant.

As of December 31, 2015, a summary of the status of the non-vested restricted units under the VNR LTIP is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2014	440,047	$28.87
Granted	562,393	$15.17
Forfeited	(17,670)	$20.54
Non-vested Eagle Rock LTIP units replaced with VNR LTIP restricted units	143,647	$9.01
Vested	(152,069)	$26.04
Non-vested units at December 31, 2015	976,348	$18.29

The weighted average grant-date fair value of restricted units granted was $29.02 and $28.70 during the years ended December 31, 2014 and 2013, respectively.

At December 31, 2015, there was approximately $11.0 million of unrecognized compensation cost related to non-vested restricted units.  The cost is expected to be recognized over an average period of approximately 1.6 years. Our Consolidated Statements of Operations reflects non-cash compensation related to restricted unit grants of $16.9 million, $10.7 million and $3.4 million in the Selling, general and administrative expenses line item for the years ended December 31, 2015, 2014 and 2013, respectively.

Phantom Unit Grants

As of December 31, 2015, a summary of the status of the non-vested phantom units under the VNR LTIP is presented below:

	Number of Non-vested Phantom Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2014	330,321	$28.58
Forfeited	(2,979)	$28.28
Vested	(124,240)	$21.57
Non-vested units at December 31, 2015	203,102	$20.99

The weighted average grant-date fair value of phantom units granted was $28.29 during the year ended December 31, 2013. We did not grant any phantom units during the years ended December 31, 2015 and 2014.

At December 31, 2015, there was approximately $2.3 million of unrecognized compensation cost related to non-vested phantom units.  The cost is expected to be recognized over an average period of approximately 1.2 years. Compensation expense related to phantom units granted to executive officers, board members and employees of $1.7 million, $1.0 million and $2.6 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, respectively.

10.    Shelf Registration Statements and Related Offerings

Under our currently effective shelf registration statement, as amended (File No. 333-202064), filed with the SEC (the “Shelf Registration Statement”), we have registered an indeterminate amount of Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, common units, debt securities and guarantees of debt securities as shall have an aggregate initial offering price not to exceed $500.0 million. In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the Shelf Registration Statement.

Net proceeds, terms and pricing of each offering of securities issued under the Shelf Registration Statement will be determined at the time of such offerings. The Shelf Registration Statement does not provide assurance that we will or could sell any such securities. Our ability to utilize the Shelf Registration Statement for the purpose of issuing, from time to time, any combination of debt securities, common units or preferred units will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.

We have also entered into an equity distribution agreement with respect to the issuance and sale of our Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units and common units. Pursuant to the terms of the equity distribution agreement, we may sell from time to time through our sales agents, (i) our common units having an aggregate offering price of up to $400.0 million, (ii) our Series A Cumulative Preferred Units having an aggregate offering price of up to $50.0 million, (iii) our Series B Cumulative Preferred Units having an aggregate offering price of up to $100.0 million or (iv) our Series C Cumulative Preferred Units having an aggregate offering price of up to $75.0 million. The common units and Preferred Units to be sold under the equity distribution agreement are registered under our existing Shelf Registration Statement. During the year ended December 31, 2015, total net proceeds received under the equity distribution agreement were approximately $35.5 million, after commissions and fees of $0.6 million, from the sale of 2,430,170 common units.

Subsidiary Guarantors

We and VNRF, our wholly owned finance subsidiary, may co-issue securities pursuant to our effective shelf registration statement. VNR has no independent assets or operations. Debt securities that we may offer may be guaranteed by our subsidiaries. We contemplate that if we offer guaranteed debt securities, the guarantees will be full and unconditional and joint and several, and any subsidiaries of Vanguard that do not guarantee the securities will be minor.

The guarantees are also subject to certain customary release provisions. Such guarantees may be released in the following customary circumstances:

•
in connection with any sale or other disposition of all or substantially all of the properties or assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of the Company;

•
in connection with any sale or other disposition of capital stock of that guarantor to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of us, such that, the guarantor ceases to be a restricted subsidiary of us as a result of the sale or other disposition;

•	if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the applicable provisions of the indenture;

•	upon legal defeasance or satisfaction and discharge of the indenture;

•	upon the liquidation or dissolution of such guarantor provided no default or event of default has occurred that is continuing;

•	at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers or any guarantor; or

•
upon such guarantor consolidating with, merging into or transferring all of its properties or assets to us or another guarantor, and as a result of, or in connection with, such transaction such guarantor dissolving or otherwise ceasing to exist.

11. Condensed Consolidating Financial Statements

As previously discussed, in connection with the Eagle Rock Merger, VO assumed the Senior Notes due 2019, which are jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of its subsidiaries. VO and all of the subsidiary guarantors are 100% owned by Vanguard. The guarantees are full and unconditional, subject to certain customary release provisions.

In accordance with Rule 3-10 of Regulation S-X, promulgated by the Securities and Exchange Commission, presented below are condensed consolidating financial statements as supplemental information.  The following condensed consolidating balance sheet at December 31, 2015, and condensed consolidating statements of operations and cash flows for the year ended December 31, 2015, present financial information for VO as the issuer and Vanguard as the parent guarantor, each on a stand-alone basis, financial information for all of the subsidiary guarantors on a combined basis, and the consolidation and elimination entries necessary to arrive at the information for Vanguard on a consolidated basis. The financial information may not necessarily be indicative of the financial position or results of operations had VO or the subsidiary guarantors operated as independent entities. Vanguard has prepared the financial information below using the same accounting policies as the consolidated financial statements except for the use by VO and Vanguard of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation.

There are no restrictions on Vanguard’s ability to obtain cash dividends or other distributions of funds from VO or the subsidiary guarantors.

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent	Issuer	Guarantors	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – affiliates	$1,897,495	$102,678	$499,685	$(2,499,858)	$—
Other current assets	—	94,946	263,576	—	358,522
Oil and natural gas properties	—	1,612,791	109,185	—	1,721,976
Total other long-term assets	7,449	530,914	90,436	—	628,799
Total assets	$1,904,944	$2,341,329	$962,882	$(2,499,858)	$2,709,297
LIABILITIES AND MEMBERS’ EQUITY (DEFICIT):
Accounts payable – affiliates	$—	$2,499,858	$1,757	$(2,499,858)	$1,757
Investment in subsidiaries	2,211,408	10,826	—	(2,222,234)	$—
Other current liabilities	16,394	165,442	18,415	—	200,251
Other long-term liabilities	—	230,149	72,939	—	303,088
Long-term debt	548,439	55,197	1,688,000	—	2,291,636
Members’ equity (deficit)	(871,297)	(620,143)	(818,229)	2,222,234	(87,435)
Total liabilities and equity	$1,904,944	$2,341,329	$962,882	$(2,499,858)	$2,709,297

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Parent	Issuer	Guarantors	Consolidating Entries	Total
	($ in thousands)
Total revenues	—	388,206	178,437	—	566,643
Operating expenses	—	183,044	4,186	—	187,230
Selling, general and administrative expenses	8,239	17,008	29,829	—	55,076
Depreciation, depletion, amortization and accretion	—	240,891	6,228	—	247,119
Impairment of oil and natural gas properties	—	1,806,319	35,998	—	1,842,317
Goodwill impairment loss	—	71,425	—	—	71,425
Income (loss) from operations	(8,239)	(1,930,481)	102,196	—	(1,836,524)
Interest expense, net	(46,018)	(375)	(41,180)	—	(87,573)
Other non-operating income	—	41,644	(721)	—	40,923
Income (loss) before equity in earnings of subsidiaries	(54,257)	(1,889,212)	60,295	—	(1,883,174)
Equity in earnings (loss) of subsidiaries	(1,828,917)	(37,911)	—	1,866,828	—
Net Income (loss)	(1,883,174)	(1,927,123)	60,295	1,866,828	(1,883,174)
Less: Preferred units distributions	(26,759)	—	—	—	(26,759)
Net income (loss) attributable to Common and Class B unitholders	(1,909,933)	(1,927,123)	60,295	1,866,828	(1,909,933)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	Parent	Issuer	Guarantors	Consolidating Entries	Total
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows (used in) provided by operating activities	153,323	149,601	67,160	—	370,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	—	(219)	(425)	—	(644)
Additions to oil and natural gas properties	—	(111,738)	(901)	—	(112,639)
Acquisitions of oil and natural gas properties and derivative contracts	—	(12,933)	(37)	—	(12,970)
Cash transferred in the EROC and LRE Mergers	—	0	18,503	—	18,503
Proceeds from sale of oil and natural gas properties	—	1,777	—	—	1,777
Deposits and prepayments of natural gas and oil properties	—	(22,171)	0	—	(22,171)
Net cash flows provided by (used in) investing activities	—	(145,284)	17,140	—	(128,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		—	420,000	—	420,000
Repayment of debt		(4,317)	(504,300)	—	(508,617)
Proceeds from common unit offerings, net	35,544	—	—	—	35,544
Repurchase of units under the common unit buyback program	(2,399)	—	—	—	(2,399)
Distributions to Preferred unitholders	(26,760)	—	—	—	(26,760)
Distributions to Common and Class B unitholders	(147,641)	—	—	—	(147,641)
Financing fees	(12,067)	—	—	—	(12,067)
Net cash flows used in financing activities	(153,323)	(4,317)	(84,300)	—	(241,940)
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	—	—	—	—	—

12.    Subsequent Events

Distributions

On January 20, 2016, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of December 2015 of $0.03 per common and Class B unit, or $0.36 on an annualized basis, that was paid on February 12, 2016 to Vanguard unitholders of record on February 1, 2016.

Also on January 20, 2016, our board of directors declared a cash distribution for our preferred unitholders attributable to the month of December 2015 of $0.1641 per Series A Cumulative Preferred Unit, $0.15885 per Series B Cumulative Preferred Unit and $0.16146 per Series C Cumulative Preferred Unit to that was paid on February 12, 2016 to Vanguard preferred unitholders of record on February 1, 2016.

On February 18, 2016, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of January 2016 of $0.03 per common and Class B unit, or $0.36 on an annualized basis, which will be paid on March 15, 2016 to Vanguard unitholders of record on March 1, 2016.

Also on February 18, 2016, our board of directors declared a cash distribution for our preferred unitholders attributable to the month of January 2016 of $0.1641 per Series A Cumulative Preferred Unit, $0.15885 per Series B Cumulative Preferred Unit and $0.16146 per Series C Cumulative Preferred Unit, which will be paid on March 15, 2016 to Vanguard preferred unitholders of record on March 1, 2016.

On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution.

Debt Exchange

On February 10, 2016, we issued approximately $75.6 million aggregate principal amount of new 7.0% Senior Secured Second Lien Notes due 2023 (the “Senior Secured Second Lien Notes”) to certain eligible holders of their outstanding 7.875% Senior Notes due 2020 (the “Senior Notes due 2020”) in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 held by such holders. The Senior Secured Second Lien Notes were issued to certain eligible holders of Senior Notes due 2020 who validly tendered and did not validly withdraw their Senior Notes due 2020 pursuant to the terms of the Issuers’ exchange offer. Interest on the Senior Secured Second Lien Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2016. The Senior Secured Second Lien Notes will mature on (i) February 15, 2023 or (ii) December 31, 2019 if, prior to December 31, 2019, we have not repurchased, redeemed or otherwise repaid in full all of the Senior Notes due 2020 outstanding at that time in excess of $50.0 million in aggregate principal amount and, to the extent we repurchased, redeemed or otherwise repaid the Senior Notes due 2020 with proceeds of certain indebtedness, if such indebtedness has a final maturity date no earlier than the date that is 91 days after February 15, 2023.

Supplemental Selected Quarterly Financial Information

Financial information by quarter (unaudited) is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per unit amounts)
2015
Oil, natural gas and NGLs sales	$98,894	$95,841	$90,827	$111,665	$397,227
Net gains (losses) on commodity derivative contracts	59,033	(20,800)	64,328	66,855	169,416
Total revenues	$157,927	$75,041	$155,155	$178,520	$566,643
Total costs and expenses (1)	$122,795	$114,671	$103,725	$148,234	$489,425
Impairment of oil and natural gas properties	$132,610	$733,365	$491,487	$484,855	$1,842,317
Goodwill impairment loss	$—	$—	$—	$71,425	$71,425
Net gains (losses) on acquisitions of oil and natural gas properties	$—	$—	$(284)	$40,817	$40,533
Net loss	$(118,830)	$(793,645)	$(462,277)	$(508,422)	$(1,883,174)
Distributions to Preferred unitholders	$(6,690)	$(6,690)	$(6,690)	$(6,689)	$(26,759)
Net loss attributable to Common and Class B unitholders	$(125,520)	$(800,335)	$(468,967)	$(515,111)	$(1,909,933)

Net loss per Common & Class B unit:
Basic	$(1.49)	$(9.27)	$(5.39)	$(4.02)	$(19.80)
Diluted	$(1.49)	$(9.27)	$(5.39)	$(4.02)	$(19.80)

2014
Oil, natural gas and NGLs sales	$152,740	$161,519	$153,627	$156,727	$624,613
Net gains (losses) on commodity derivative contracts	(56,037)	(38,398)	83,311	174,576	163,452
Total revenues	$96,703	$123,121	$236,938	$331,303	$788,065
Total costs and expenses (1)	$97,103	$110,194	$108,961	$135,907	$452,165
Impairment of oil and natural gas properties	$—	$—	$—	$234,434	$234,434
Net gains on acquisitions of oil and natural gas properties	$32,114	$—	$2,409	$—	$34,523
Net income (loss)	$15,121	$(4,737)	$114,099	$(60,138)	$64,345
Distributions to Preferred unitholders	$(1,962)	$(4,596)	$(4,949)	$(6,690)	$(18,197)
Net income (loss) attributable to Common and Class B unitholders	$13,159	$(9,333)	$109,150	$(66,828)	$46,148

Net income (loss) per Common & Class B unit:
Basic	$0.17	$(0.12)	$1.31	$(0.80)	$0.56
Diluted	$0.16	$(0.12)	$1.30	$(0.80)	$0.55

(1)	Includes lease operating expenses, production and other taxes, depreciation, depletion, amortization and accretion, and selling, general and administration expenses.

Supplemental Oil and Natural Gas Information

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

Capitalized costs related to oil, natural gas and NGLs producing activities and related accumulated depletion, amortization and accretion were as follows at December 31:

	2015	2014
	(in thousands)
Aggregate capitalized costs relating to oil, natural gas and NGLs producing activities	$4,961,218	$4,140,527
Aggregate accumulated depletion, amortization and impairment	(3,239,242)	(1,164,721)
Net capitalized costs	$1,721,976	$2,975,806

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred in oil, natural gas and NGLs producing activities, whether capitalized or expensed, were as follows for the years ended December 31:

	2015	2014	2013
	(in thousands)
Property acquisition costs	$707,853	$1,474,841	$332,874
Development costs	112,639	142,015	56,661
Total cost incurred	$820,492	$1,616,856	$389,535

No internal costs or interest expense were capitalized in 2015, 2014 or 2013.

Oil and Natural Gas Reserves (Unaudited)

Net quantities of proved developed and undeveloped reserves of oil, natural gas and NGLs and changes in these reserves during the years ended December 31, 2015, 2014 and 2013 are presented below. Estimates of proved reserves at December 31, 2015 were based on studies performed by our internal reservoir engineers in accordance with guidelines established by the SEC. We engaged DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering firm, to audit a substantial portion of our reserves.

	Gas (in MMcf)	Oil (in MBbls)	NGL (in MBbls)
Net proved reserves
January 1, 2013	546,513	42,218	18,940
Revisions of previous estimates	(9,589)	(765)	4,836
Extensions, discoveries and other	13,556	303	343
Purchases of reserves in place	86,245	6,649	6,553
Production	(50,236)	(3,089)	(1,477)
December 31, 2013	586,489	45,316	29,195
Revisions of previous estimates	(66,797)	(2,910)	(10,769)
Extensions, discoveries and other	2,927	465	22
Purchases of reserves in place	1,036,285	12,873	26,840
Sales of reserves in place	—	(2,394)	—
Production	(83,037)	(3,301)	(2,759)
December 31, 2014	1,475,867	50,049	42,529
Revisions of previous estimates	(133,234)	(4,208)	(2,151)
Extensions, discoveries and other	46,664	640	659
Purchases of reserves in place	271,504	21,826	20,836
Sales of reserves in place	—	(225)	—
Production	(106,615)	(4,008)	(3,489)
December 31, 2015	1,554,186	64,074	58,384

Proved developed reserves
December 31, 2013	455,162	40,099	18,963
December 31, 2014	970,714	39,143	28,678
December 31, 2015	1,069,942	54,945	42,140

Proved undeveloped reserves
December 31, 2013	131,327	5,217	10,233
December 31, 2014	505,153	10,906	13,851
December 31, 2015	484,244	9,129	16,244

Revisions of previous estimates of reserves are a result of changes in oil and natural gas prices, production costs, well performance and the reservoir engineer’s methodology. Our reserves increased by 120.1 Bcfe during the year ended December 31, 2013 due primarily to the acquisitions completed during 2013. Our reserves increased by 997.8 Bcfe during the year ended December 31, 2014 due primarily to the Pinedale Acquisition and Piceance Acquisition completed during 2014, offset by a revision of previous estimates primarily in the Arkoma Basin attributable to a change in our future development plan as a result of changes in commodity pricing and the production cost environment. Our reserves increased by 257.6 Bcfe during the year ended December 31, 2015 due primarily to the properties acquired in the LRE and Eagle Rock Mergers completed during 2015.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2015.

Our proved undeveloped reserves at December 31, 2015, as estimated by our internal reservoir engineers, were 636.5 Bcfe, consisting of 9.1 MMBbls of oil, 484.2 Bcf of natural gas and 16.2 MMBbls of NGLs. Our proved undeveloped reserves decreased by 17.2 Bcfe during the year ended December 31, 2015, as compared to our proved undeveloped reserves as of December 31, 2014. The following table represents a summary of our proved undeveloped reserves activity during the year ended December 31, 2015:

Bcfe
PUDs at January 1, 2015	653.7
Acquisitions	123.4
Revisions of prior estimates	(62.2)
Conversion to developed	(78.4)
PUDs at December 31, 2015	636.5

Acquisitions. The decrease in our proved undeveloped reserves during 2015 was offset by an increase of 123.4 Bcfe which resulted primarily from our acquisitions of oil and natural gas properties completed during 2015. As described below, 34.5 Bcfe of our proved undeveloped reserves acquired during 2015 were drilled in place of proved undeveloped reserves scheduled to be drilled as part of our year end drilling program.
Revisions. The decrease in proved undeveloped reserves during 2015 resulted from (i) a decrease of 64.7 Bcfe due to changes in prices and (ii) a decrease of 69.6 Bcfe due to revisions in the timing of our drilling development plan, primarily in the Arkoma, Permian and Powder River Basins, and the re-allocation of drilling of capital expenditures to more promising drilling opportunities. These decreases were offset by a net increase of 72.1 Bcfe due to revisions of previous volume estimates and decreases in capital costs and lease operating expenses.
Conversions. During the year ended December 31, 2015, we developed approximately 78.4 Bcfe of our total proved undeveloped reserves booked as of December 31, 2014 through the drilling of 160 gross (10.62 net) wells. We also converted 41.3 Bcfe of volumes to proved developed producing which were not booked as proved undeveloped reserves at December 31, 2014. Approximately 34.5 Bcfe of these reserves were proved undeveloped reserves acquired during 2015 which were drilled during the year ended December 31, 2015. The remaining 6.8 Bcfe were attributed to reserves not recognized as proved undeveloped reserves in our December 31, 2014 reserve report.
Development Plans. We expect to spend approximately 68% of our planned five year future development costs within the next three years as reflected in our reserve report. During the year ended December 31, 2015, we spent $63.6 million or approximately 57% of our 2015 proved undeveloped reserves capital expenditures budget converting 100.1 Bcfe of proved undeveloped reserves recorded at December 31, 2014 of which 78.4 Bcfe was fully converted to the developed category and the remainder of which is in progress and expected to be converted in 2016. Based on our 2014 year-end reserve report, we expected to spend $110.9 million developing 101.9 Bcfe of proved undeveloped reserves during 2015. Our 2015 actual proved undeveloped reserves capital expenditures differed from our 2015 proved undeveloped reserves capital expenditures budget at December 31, 2014 because during 2015, we spent $25.6 million converting 41.3 Bcfe of volumes to proved developed producing which were not booked as proved undeveloped reserves at December 31, 2014, of this, $15.2 million related to converting 34.5 Bcfe of volumes attributable to development drilling in Oklahoma on acreage acquired in the Eagle Rock Merger.
We historically approach the development of our undeveloped reserves at a measured pace, in order to hold our production rate fairly constant or slightly increasing. Our development plan for drilling proved undeveloped wells includes the drilling of 253 net wells before the end of 2020 at an estimated cost of $576.3 million. This development plan calls for the drilling of 22 net wells during 2016, 65 net wells during 2017, 70 net wells during 2018, 59 net wells during 2019 and 37 net wells during 2020. Additionally, the expected plan of development of our natural gas proved undeveloped reserves, which represent 76% of our total proved undeveloped reserves at December 31, 2015, over the next five years is as follows:

Percent of Natural Gas Proved Undeveloped Reserves Expected to be Converted
2016	11%
2017	30%
2018	26%
2019	21%
2020	12%
Total	100%

At December 31, 2015, none of our proved undeveloped properties are scheduled to be drilled on a date more than five years from the date the reserves were initially booked as proved undeveloped. Additionally, none of our proved undeveloped reserves at December 31, 2015 have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves.

Results of operations from producing activities were as follows for the years ended December 31:

	2015	2014	2013
	(in thousands)
Production revenues	$397,227	$624,613	$443,248
Production costs (1)	(187,230)	(194,389)	(145,932)
Depreciation, depletion and amortization	(234,944)	(219,255)	(163,122)
Impairment of oil and natural gas properties	(1,842,317)	(234,434)	—
Results of operations from producing activities	$(1,867,264)	$(23,465)	$134,194

(1)	Production cost includes lease operating expenses and production related taxes, including ad valorem and severance taxes.

The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at December 31 is as follows:

	2015	2014	2013
	(in thousands)
Future cash inflows	$7,500,445	$11,225,973	$6,670,299
Future production costs	(3,105,260)	(3,999,460)	(2,352,721)
Future development costs	(664,254)	(845,872)	(358,119)
Future net cash flows	3,730,931	6,380,641	3,959,459
10% annual discount for estimated timing of cash flows	(2,008,434)	(3,404,914)	(2,125,488)
Standardized measure of discounted future net cash flows	$1,722,497	$2,975,727	$1,833,971

For the December 31, 2015, 2014, and 2013 calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using the average oil and natural gas price based upon the 12-month average price of $50.20, $94.87 and $96.90 per barrel of crude oil, respectively, $2.62, $4.36 and $3.67 per MMBtu for natural gas, respectively, adjusted for quality, transportation fees and a regional price differential, and the volume-weighted average price of $16.14, $35.35 and $36.28 per barrel of NGLs. The NGLs prices were calculated using the differentials for each property to a West Texas Intermediate reference price of $50.20, $94.87 and $96.90 for the years ended December 31, 2015, 2014, and 2013, respectively. We may receive amounts different than the standardized measure of discounted cash flow for a number of reasons, including price changes and the effects of our hedging activities.

The following are the principal sources of change in our standardized measure of discounted future net cash flows:

	Year Ended December 31, (1)
	2015	2014	2013
	(in thousands)
Sales and transfers, net of production costs	$(209,997)	$(430,224)	$(297,316)
Net changes in prices and production costs	(1,724,757)	11,138	(13,797)
Extensions discoveries and improved recovery, less related costs	17,039	24,841	24,110
Changes in estimated future development costs	278,883	36,564	43,496
Previously estimated development costs incurred during the period	63,624	68,817	56,661
Revision of previous quantity estimates	(141,045)	(292,454)	28,462
Accretion of discount	297,573	183,397	157,655
Purchases of reserves in place	526,245	1,621,571	333,530
Sales of reserves in place	(4,468)	(48,163)	—
Change in production rates, timing and other	(356,327)	(33,731)	(75,377)
Net change	$(1,253,230)	$1,141,756	$257,424

(1)	This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, is set forth in Item 9A(b) below.

BDO USA, LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report in Item 9A(d) below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Attestation Report

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited Vanguard Natural Resources, LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vanguard Natural Resources, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vanguard Natural Resources, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 7, 2016

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

ITEM 11.     EXECUTIVE COMPENSATION

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act.  The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

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
2.1*
Purchase Agreement and Plan of Merger, dated as of April 20, 2015, by and among Vanguard Natural Resources, LLC, Lighthouse Merger Sub, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P., Lime Rock Resources II-C, L.P., LRR Energy, L.P. and LRE GP, LLC
Exhibit 2.1 to Form 8-K, filed April 22, 2015 by LRR Energy, L.P. (File No. 001-33016)
2.2*	Agreement and Plan of Merger, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Talon Merger Sub, LLC, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P.	Exhibit 2.1 to Form 8-K, filed May 22, 2015 by Eagle Rock Energy Partners, L.P. (File No. 001-35344)
3.1	Fifth Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC	Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.1
Indenture, dated as of April 4, 2012, among Vanguard Natural Resources, LLC and VNR Finance Corp., as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee
Exhibit 4.1 to Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.2
First Supplemental Indenture, dated as of April 4, 2012, among Vanguard Natural Resources, LLC and VNR Finance Corp., as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee
Exhibit 4.2 to Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.3
Second Supplemental Indenture, dated as of December 9, 2015, among Vanguard Natural Resources, LLC and VNR Finance Corp., as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee
Filed herewith

4.4	Form of 7.875% Senior Notes due 2020	Exhibit A to Exhibit 4.2 to Form 8-K, filed April 4, 2012 (File No. 001-33756)
4.5
Indenture, dated as of February 10, 2016, among Vanguard Natural Resources, LLC and VNR Finance Corp., as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee
Exhibit 4.1 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
4.6
First Supplemental Indenture, dated as of February 10, 2016, among Vanguard Natural Resources, LLC and VNR Finance Corp., as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee
Exhibit 4.2 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
4.7	Form of 7.0% Senior Secured Second Lien Notes due 2023	Exhibit A to Exhibit 4.2 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
4.8	Indenture, dated as of May 27, 2011, among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee	Exhibit 4.1 to Form 8-K, filed May 27, 2011 by Eagle Rock Energy Partners, L.P.
4.9
First Supplemental Indenture, dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee
Exhibit 4.3 to Form 10-Q, filed August 4, 2011 by Eagle Rock Energy Partners, L.P.
4.10
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee
Exhibit 4.4 to Form S-4, filed November 20, 2012 by Eagle Rock Energy Partners, L.P.
4.11
Third Supplemental Indenture dated as of July 1, 2014, among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee
Exhibit 4.1 to Form 8-K, filed July 3, 2014 by Eagle Rock Energy Partners, L.P.
4.12	Fourth Supplemental Indenture effective as of October 8, 2015, among and Vanguard Operating, LLC, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee	Filed herewith
4.13	Registration Rights Agreement, dated April 18, 2007, by and among Vanguard Natural Resources, LLC and the private investors named therein	Exhibit 10.23 to Form S-1, filed April 25, 2007 (File No. 333-142363)
4.14
Amended and Restated Registration Rights Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P.
Exhibit 4.1 to Form 8-K, filed May 26, 2015 by LRR Energy, L.P. (File No. 001-35344)
4.15
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
Exhibit 4.1 to Form 8-K (File No. 001-33756)
4.16	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units	Exhibit B to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.17	Specimen Unit Certificate for the Series B Cumulative Redeemable Perpetual Preferred Units	Exhibit C to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.18	Specimen Unit Certificate for the Series C Cumulative Redeemable Perpetual Preferred Units	Exhibit D to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
10.1+	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Exhibit 10.1 to Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.2+	First Amendment to the Vanguard Natural Resources, LLC Long-Term Incentive Plan	Exhibit 10.1 to Form 10-Q, filed November 2, 2012 (File No. 001-33756)

10.3+	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Exhibit 10.5 to Form S-1, filed April 25, 2007 (File No. 333-142363)
10.4+	Vanguard Natural Resources, LLC Class B Unit Plan	Exhibit 10.2 to Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.5+	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Exhibit 10.7 to Form S-1, filed April 25, 2007 (File No. 333-142363)
10.6+	Director Compensation Agreement	Exhibit 10.31 to Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.7+	Form of Indemnity Agreement, dated August 7, 2008	Exhibit 10.32 to Form 10-Q, filed August 13, 2008 (File No. 001-33756)
10.8+	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Scott W. Smith	Exhibit 10.1 to Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.9+	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Richard Robert	Exhibit 10.2 to Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.10+	Phantom Unit Award Agreement, dated August 1, 2012, by and between Vanguard Natural Resources, LLC, and Britt Pence	Exhibit 10.3 to Form 8-K, filed August 6, 2012 (File No. 001-33756)
10.11+	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Scott W. Smith	Exhibit 10.1 to Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.12+	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Richard A. Robert	Exhibit 10.2 to Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.13+	Form of Restricted Unit Award Agreement	Exhibit 10.3 to Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.14+	Form of Phantom Unit Award Agreement	Exhibit 10.4 to Form 8-K, filed June 12, 2013 (File No. 001-33756)
10.15+	Amended and Restated Employment Agreement, by and between Vanguard Natural Resources, LLC, VNR Holdings, LLC and Britt Pence	Exhibit 10.1 to Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.16+	Form of Restricted Unit Award Agreement	Exhibit 10.2 to Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.17+	Form of Phantom Unit Award Agreement	Exhibit 10.3 to Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.18+	Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan, dated October 8, 2015	Exhibit 10.1 to Form 8-K, filed October 8, 2015 (File No. 001-33756)
10.19
Amended and Restated Indemnity Agreement, dated September 11, 2007, by and between Nami Resources Company, L.L.C., Vinland Energy Eastern, LLC, Trust Energy Company, LLC, Vanguard Natural Gas, LLC and Vanguard Natural Resources, LLC
Exhibit 10.18 to Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.20	Purchase Agreement, dated April 18, 2007, by and among Vanguard Natural Resources, LLC, Majeed S. Nami and the private investors named therein	Exhibit 10.24 to Form S-1, filed April 25, 2007 (File No. 333-142363)
10.21
Purchase and Sale Agreement, dated November 16, 2010, by and among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Denbury Resources Inc., Encore Partners GP Holdings LLC, Encore Partners LP Holdings LLC and Encore Operating, L.P.
Exhibit 2.1 to Form 8-K, filed November 17, 2010 (File No. 001-33756)
10.22
Purchase and Sale Agreement, dated June 22, 2011, by and among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EnerVest Institutional Fund X-A, L.P. and EnerVest Institutional Fund X-WI, L.P.
Exhibit 10.1 to Form 8-K, filed June 23, 2011 (File No. 001-33756)
10.23	Purchase and Sale Agreement, dated June 22, 2011, by and among Vanguard Permian, LLC and Encore Energy Partners Operating, LLC and EV Properties, L.P.	Exhibit 10.2 to Form 8-K, filed June 23, 2011 (File No. 001-33756)

10.24
Agreement and Plan of Merger, dated July 10, 2011, by and among Vanguard Natural Resources, LLC, Vanguard Natural Gas, LLC, Vanguard Acquisition Company, LLC, Encore Energy Partners L.P. and Encore Energy Partners GP LLC
Exhibit 2.1 to Form 8-K, filed July 11, 2011 (File No. 001-33756)
10.25	Unit Exchange Agreement, dated February 21, 2012, by and among Vanguard Natural Gas, LLC, Vanguard Natural Resources, LLC, Majeed S. Nami Personal Endowment Trust and Majeed S. Nami Irrevocable Trust	Exhibit 10.1 to Form 8-K, filed February 29, 2012 (File No. 001-33756)
10.26	Purchase and Sale Agreement, dated June 1, 2012, by and between Vanguard Permian, LLC and Antero Resources Corporation	Exhibit 10.1 to Form 8-K, filed June 4, 2012 (File No. 001-33756)
10.27	Purchase and Sale Agreement, dated October 31, 2012, by and among Bill Barrett Corporation, Bill Barrett CBM Corporation, Encore Energy Partners Operating, LLC and Vanguard Natural Resources, LLC	Exhibit 10.1 to Form 8-K, filed November 5, 2012 (File No. 001-33756)
10.28	Purchase and Sale Agreement, dated November 9, 2012, by and between Encore Energy Partners Operating, LLC and Halliburton Energy Services, Inc.	Exhibit 10.1 to Form 8-K, filed November 15, 2012 (File No. 001-33756)
10.29	Purchase and Sale Agreement, dated February 26, 2013, by and among Vanguard Permian, LLC, Range Texas Production, LLC and Range Operating New Mexico, LLC	Exhibit 10.1 to Form 8-K, filed March 4, 2013 (File No. 001-33756)
10.30	Purchase and Sale Agreement, dated December 23, 2013, by and between Encore Energy Partners Operating, LLC and Anadarko E&P Onshore LLC	Exhibit 10.1 to Form 8-K, filed December 30, 2013 (File No. 001-33756)
10.31	Purchase and Sale Agreement, dated July 30, 2014, by and among Vanguard Permian, LLC, Hunt Oil Company and Hunt Oil Company of Louisiana, Inc.	Exhibit 10.1 to Form 8-K, filed August 7, 2014 (File No.001-33756)
10.32
First Amendment To Purchase and Sale Agreement and Assignment, dated August 29, 2014, by and among Vanguard Permian, LLC, Vanguard Operating, LLC, Hunt Oil Company and Hunt Oil Company of Louisiana, Inc.
Exhibit 10.1 to Form 8-K/A, filed September 4, 2014 (File No. 001-33756)
10.33	Purchase and Sale Agreement, dated September 15, 2014, by and among Vanguard Operating, LLC, Vanguard Natural Resources, LLC and Bill Barrett Corporation	Exhibit 2.1 to Form 8-K, filed September 16, 2014 (File No. 001-33756)
10.34
Amended and Restated Voting and Support Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P. LRR Energy, L.P., LRE GP, LLC, and, solely for purpose of certain specified sections, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P.
Exhibit 10.1 to Form 8-K, filed May 26, 2015 by LRR Energy, L.P. (File No. 001-35344)
10.35*
Voting and Support Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Montierra Minerals & Production, L.P., Montierra Management LLC, Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., NGP Income Management L.L.C., Eagle Rock Holdings NGP 7, LLC, Eagle Rock Holdings NGP 8, LLC, ERH NGP 7 SPV, LLC, ERH NGP 8 SPV, LLC, NGP Income Co-Investment Opportunities Fund II, L.P., NGP Energy Capital Management, L.L.C., and, solely for the purpose of certain specified sections, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P.
Exhibit 2.2 to Form 8-K, filed May 22, 2016 by Eagle Rock Energy Partners, L.P. (File No. 001-33016)
10.36	Third Amended and Restated Credit Agreement dated September 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto	Exhibit 10.1 to Form 8-K, filed October 5, 2011 (File No. 001-33756)
10.37
First Amendment, dated November 30, 2011, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.
Exhibit 10.2 to Form 8-K, filed December 2, 2011 (File No. 001-33756)

10.38	Second Amendment, dated June 29, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed July 10, 2012 (File No. 001-33756)
10.39
Third Amendment, dated December 31, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto
Exhibit 10.53 to Form 10-K, filed March 1, 2013 (File No. 001-33756)
10.40	Fourth Amendment, dated April 16, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.5 to Form 10-Q, filed August 1, 2013 (File No. 001-33756)
10.41	Fifth Amendment, dated November 5, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.31 to Form 10-K, filed February 28, 2014 (File No. 001-33756)
10.42	Sixth Amendment, dated April 30, 2014, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed May 2, 2014 (File No. 001-33756)
10.43
Seventh Amendment, dated October 30, 2014, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto
Exhibit 10.1 to Form 10-Q, filed May 4, 2015 (File No. 001-33756)
10.44	Eighth Amendment, dated June 3, 2015, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed June 4, 2015 (File No. 001-33756)
10.45	Ninth Amendment, dated June 3, 2015, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed November 12, 2015 (file No. 001-33756)
10.46	Term Loan Agreement, dated November 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.	Exhibit 10.3 to Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.47	Second Lien Pledge and Security Agreement, dated as of February 10, 2016, by and among Vanguard Natural Resources, LLC, VNR Finance Corp. and U.S. Bank National Association, as collateral agent	Exhibit 10.1 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.48
Second Lien Pledge and Security Agreement, dated as of February 10, 2016, by and among certain subsidiaries and affiliates of Vanguard Natural Resources, LLC and U.S. Bank National Association, as collateral agent
Exhibit 10.2 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.49
Intercreditor Agreement, dated as of February 10, 2016, by and among Citibank, N.A., as priority lien agent, and U.S. Bank National Association, as second lien collateral trustee, and acknowledged and agreed to by Vanguard Natural Gas, LLC, VNR Finance Corp. and Vanguard Natural Resources, LLC
Exhibit 10.3 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.50
Collateral Trust Agreement, dated as of February 10, 2016, by and among Vanguard Natural Resources, LLC, VNR Finance Corp., the grantors and guarantors named therein and U.S. Bank National Association as trustee and as collateral trustee
Exhibit 10.4 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
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

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March, 2016.

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

March 7, 2016	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 7, 2016	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 7, 2016	/s/ W. Richard Anderson
W. Richard Anderson
Director

March 7, 2016	/s/ Bruce W. McCullough
Bruce W. McCullough
Director

March 7, 2016	/s/ Loren B. Singletary
Loren B. Singletary
Director