Form 10-K/A
period 2015-12-31
Vanguard Natural Resources, LLC
filed 2016-04-01
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of Vanguard Natural Resources, LLC common units held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,262,296,407 based upon the closing price reported for such date on the NASDAQ Global Select Market (“NASDAQ”).

As of March 29, 2016, 130,976,356 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Vanguard Natural Resources, LLC, a Delaware limited liability company (referred to herein as “Vanguard,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016 (the “Original 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K. We no longer anticipate filing our definitive proxy statement for our 2016 Annual Meeting of Unitholders within 120 days of the fiscal year ended December 31, 2015. Therefore, such information will not be incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Unitholders. Items 10-14 of our Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

Vanguard Natural Resources, LLC

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Name	Age	Position with Vanguard	Director Since
Scott W. Smith	58	President, Chief Executive Officer and Director	2008
Richard A. Robert	50	Executive Vice President, Chief Financial Officer, Secretary and Director	2014
W. Richard Anderson	62	Independent Director and Chairman	2007
Loren Singletary	68	Independent Director	2008
Bruce W. McCullough	67	Independent Director	2008

Scott W. Smith is our President, Chief Executive Officer and Director and has served as President and Chief Executive Officer since October 2006 and as Director since March 2008. Prior to joining us, from July 2004 to October 2006, Mr. Smith served as the President of Ensource Energy Company, LLC during its tender offer for the units of the Eastern American Natural Gas Trust (NYSE: NGT). He has over 30 years of experience in the energy industry, primarily in business development, marketing, and acquisition and divestiture of producing assets and exploration/exploitation projects in the energy sector. Mr. Smith’s experience includes evaluating, structuring, negotiating and managing business and investment opportunities, including energy investments similar to our targeted investments totaling approximately $400 million as both board member and principal investor in Wiser Investment Company LLC, the largest shareholder in The Wiser Oil Company (NYSE: WZR) until its sale to Forest Oil Corporation (NYSE: FST) in June 2004. From June 2000 to June 2004, Mr. Smith served on the Board of Directors of The Wiser Oil Company. Mr. Smith was also a member of the executive committee of The Wiser Oil Company during this period. From January 1998 to June 1999, Mr. Smith was the co-manager of San Juan Partners, LLC, which established control of Burlington Resources Coal Seam Gas Royalty Trust (NYSE: BRU), which was subsequently sold to Dominion Resources, Inc. We believe that Mr. Smith’s extensive energy industry background, particularly the eight years he has spent serving as part of our executive management team, brings important experience and skill to the Board of Directors.
Richard A. Robert is our Executive Vice President, Chief Financial Officer, Secretary and Director and has served as Executive Vice President and Chief Financial Officer since January 2007 and as Director since June 2014. Prior to joining us, Mr. Robert was involved in a number of entrepreneurial ventures and provided financial and strategic planning services to a variety of energy-related companies since 2003. He was Vice President of Finance for Enbridge US, Inc., a subsidiary of Enbridge Inc. (NYSE: ENB) a natural gas and oil pipeline company, after its acquisition of Midcoast Energy Resources, Inc. in 2001 where Mr. Robert was Chief Financial Officer and Treasurer. He held these positions from 1996 through 2002 and was responsible for acquisition and divestiture analysis, capital formation, taxation and strategic planning, accounting and risk management, and investor relations. Mr. Robert is a certified public accountant. We believe that Mr. Robert’s extensive energy industry and financial background, particularly the eight years he has spent serving as part of our executive management team, brings important experience and skill to the Board of Directors.
W. Richard Anderson is the Chairman of our Board of Directors and is currently a Director of Eurasia Drilling Company, Limited GDR (LSE: EDCL), a provider of exploratory and development drilling and oil and gas field services to companies operating within the Russian Federation, Kazakhstan, and Caspian Sea region. Mr. Anderson has served in this capacity since June 2008 and was also the CFO of EDC until his retirement in March 2015. Between June 2007 and June 2008, Mr. Anderson served as an independent consultant to Prime Natural Resources

Inc., a closely held exploration and production company. Mr. Anderson was previously the President, Chief Executive Officer and a director of Prime Natural Resources from January 1999 to June 2007. Prior to his employment at Prime Natural Resources, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998. Since February 2014 he has been a director for Gulf Marine Services PLC (LSE:GMS) and chairman of its remuneration committee. GMS provides lift boats, primarily to oil and gas producers and wind farm operators. Mr. Anderson also served on the board of directors of Transocean, Ltd. (NYSE: RIG) from November 2007 until June 2011 and the board of directors of Boots & Coots, Inc. (NYSE: WEL) from August 1999 until September 2010. We believe that Mr. Anderson's extensive energy industry and financial background and his experience serving as the chief financial officer of a public company bring important experience and skill to the Board of Directors.
Loren Singletary is a member of our Board of Directors and is currently Vice President Investor and Industry Relations for National Oilwell Varco (NYSE: NOV), an oilfield service company. Mr. Singletary has served in this capacity since November 2011 and has also served as National Oilwell Varco’s Vice President of Global Accounts from 2003 to 2009 and Vice President of Global Accounts and Investor Relations from January 2009 to November 2011. Prior to his current position, from 1998 to 2003, Mr. Singletary was the co-owner and President of LSI Interests, Ltd., an oilfield service company that was acquired by National Oilwell in 2003. In addition to his vast experience in the oilfield service sector, Mr. Singletary has also been involved in the upstream exploration & production sector, both onshore and offshore, as a private investor for the past 25 years. We believe that Mr. Singletary’s extensive energy industry background and his experience serving as an executive officer of a public company bring important experience and skill to the Board of Directors.
Bruce W. McCullough is a member of our Board of Directors and from 1986 to 2012 served as President and Chief Executive Officer of Huntington Energy Corp., an independent exploration and production company that had been involved in exploration and production activities in the Appalachian Basin, East Texas, Mid-Continent and the Gulf Coast. Prior to forming Huntington in 1986, Mr. McCullough held senior management positions with Pool Offshore Company, a Houston-based oil field service company. He has been a Registered Principal with a FINRA registered brokerage firm that was the underwriter for public and private oil and gas offerings and he continues to be licensed as a Registered Financial Consultant (RFC). We believe that Mr. McCullough’s extensive energy industry background and his experience serving as the chief executive officer of an exploration and production company along with his financial credentials bring important experience and skill to the Board of Directors.
Corporate Governance
During 2015, our Board of Directors held 4 regular and 13 special meetings. The standing committees of our Board of Directors held an aggregate of 9 meetings during this period. Each director attended at least 96% of the aggregate number of meetings of the Board of Directors and the committees on which he served.
As required by the NASDAQ corporate governance listing standards, Scott W. Smith, our President and Chief Executive Officer, will timely provide the annual certification to the NASDAQ, as applicable, that as of the date of the certification, he is not aware of any violation by Vanguard Natural Resources, LLC of the exchange’s corporate governance standards. Our Chief Executive Officer and Chief Financial Officer have each signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 7, 2016, and this Form 10-K/A.
We maintain on our website, www.vnrllc.com, copies of the charters of each of the committees of the Board of Directors, as well as copies of our Corporate Governance Guidelines, Code of Ethics for Chief Executive Officer,

Chief Financial Officer and Principal Accounting Officer, Insider Trading Policy and Code of Business Conduct and Ethics. Copies of these documents are also available in print upon request of our Secretary. The Code of Business Conduct and Ethics provides guidance on a wide range of conduct, conflicts of interest and legal compliance issues for all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We will post any amendments to, or waivers of, the Code of Business Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer on our website.
Board Leadership Structure and Role in Risk Oversight
The Board of Directors has no policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Mr. Anderson, one of our independent directors, currently serves as Chairman of the Board of Directors. The Corporate Governance Guidelines adopted by our Board of Directors provide that the independent directors will meet in executive session after each regular meeting of the Board of Directors, or more frequently if necessary. As Chairman of the Board of Directors, Mr. Anderson serves as lead independent director and chairs any non-management executive sessions of the Board of Directors.
The management of enterprise level risk (“ELR”) may be defined as the process of identification, management and monitoring of events that present opportunities and risks with respect to creation of value for our Unitholders. The Board of Directors has delegated to management the primary responsibility for ELR management, while the Board of Directors has retained responsibility for oversight of management in that regard. Management will offer an ELR assessment to the Board of Directors at least once every year.
Committees of the Board of Directors
Audit Committee. As described in the audit committee charter, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversees, the annual audit. The audit committee also approves any other services provided by public accounting firms. The audit committee provides assistance to the Board of Directors in fulfilling its oversight responsibility to the Unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial accounting, legal compliance and ethics that management and our Board of Directors established. In doing so, it is the responsibility of the audit committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and management of Vanguard.
The Board of Directors has determined that the chairman of the audit committee is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC. Mr. McCullough is the Chairman and Messrs. Anderson and Singletary are members of the audit committee. During 2015, the audit committee held 4 meetings. The audit committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
The report of our audit committee appears under the heading “Audit Committee Report” on page 6.
Compensation Committee. As described in the compensation committee charter, the compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee determines and approves, or makes recommendations to the Board of Directors with respect to, the compensation and benefits of our Board of Directors and executive officers and administers our LTIP. The primary purpose of the compensation committee is to assist our Board of Directors in fulfilling its duties relating to compensation matters. The fundamental responsibilities of the compensation committee are (i) to establish our goals, objectives and policies relevant to the compensation of senior management, and evaluate performance in light of those goals to determine compensation levels, (ii) to approve and administer our incentive compensation plans, (iii) to set compensation levels and make awards under incentive compensation plans that are consistent with our compensation principles and the performance of Vanguard and its senior management and employees, and (iv) to prepare and review appropriate disclosures relating to compensation.
Mr. Singletary is the Chairman and Messrs. Anderson and McCullough are members of the compensation committee. During 2015, the compensation committee held 4 meetings. The compensation committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
The report of our compensation committee appears under the heading “Compensation Committee Report” on page 19.
Conflicts Committee. Our Board of Directors has established a conflicts committee to review specific matters that the Board of Directors believes may involve conflicts of interest, including transactions with related persons or with our directors and executive officers. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to Vanguard. Our limited liability company agreement provides that members of the conflicts committee may not be officers or employees of Vanguard, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NASDAQ and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to Vanguard and approved by all of our Unitholders. However, the Board of Directors is not required by the terms of our limited liability company agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the Board of Directors determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the Board of Directors in this manner will be deemed approved by all of our Unitholders.
Mr. Anderson is the Chairman and Messrs. McCullough and Singletary are members of the conflicts committee. During 2015, the conflicts committee did not hold any meetings. The conflicts committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
Nominating and Corporate Governance Committee. As described in the nominating and governance committee charter, the nominating and governance committee nominates candidates to serve on our Board of Directors. The nominating and governance committee is also responsible for monitoring a process to review director, board and committee effectiveness, developing and implementing our corporate governance guidelines, committee members and committee chairpersons and otherwise taking a leadership role in shaping the corporate governance of Vanguard.
Mr. Anderson is the Chairman and Messrs. McCullough and Singletary are members of the nominating and corporate governance committee. During 2015, the nominating and corporate governance committee held one meeting. The nominating and corporate governance committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership of our equity securities and reports of changes in ownership of our equity securities with the SEC. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2015 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner, except that (i) each of Messrs. Robert, Smith and Pence filed a late Form 4 on January 6, 2015 regarding the acquisition of restricted units they received on January 1, 2015; (ii) each of Messrs. Robert and Smith filed a late Form 4 on January 6, 2015 regarding the acquisition of common units they received on January 1, 2015 in lieu of their first quarter 2015 cash compensation; (iii) each of Messrs. Robert and Smith filed an amended Form 4 on January 7, 2015 regarding the acquisition of common units they received on January 1, 2015 in lieu of their first quarter 2015 cash compensation; (iv) each of Messrs. Smith and Pence filed a late Form 4 on January 7, 2015 regarding the disposition of common units that vested on January 1, 2015 and (v) each of Messrs. McCullough, Singletary and Anderson filed an amended Form 4 on January 7, 2015 regarding the acquisition of common units they received on January 1, 2015 in lieu of their first quarter 2015 cash compensation.
Nominations for Director
The Board of Directors seeks diverse candidates who possess the background, skills and expertise to make a significant contribution to Vanguard. Annually, the nominating and corporate governance committee reviews the qualifications and backgrounds of the directors, as well as the overall composition of the Board of Directors, and recommends to the full Board of Directors the slate of director candidates to be nominated for election at the next Annual Meeting of Unitholders. The Board of Directors has adopted a policy whereby the nominating and corporate governance committee shall consider the recommendations of Unitholders with respect to candidates for election to the Board of Directors and the process and criteria for such candidates shall be the same as those currently used by us for director candidates recommended by the Board of Directors or management.
We will disclose in our definitive proxy statement for our 2016 Annual Meeting of Unitholders the dates within which Unitholders may submit recommendations to the nominating and corporate governance committee for director nominees for our 2017 Annual Meeting of Unitholders.
Our Corporate Governance Guidelines, a copy of which is maintained on our website, www.vnrllc.com, include the following criteria that are to be considered by the nominating and corporate governance committee and Board of Directors in considering candidates for nomination to the Board of Directors:

•	has the business and/or professional knowledge and experience applicable to us, our business and the goals and perspectives of our Unitholders;

•	is well regarded in the community, with a long-term, good reputation for highest ethical standards;

•	has good common sense and judgment;

•	has a positive record of accomplishment in present and prior positions;

•
contributes to the diversity of background, experience and competencies represented on the Board of Directors in a way that is likely to enhance the Board of Director’s ability to manage and direct Vanguard;

•	has an excellent reputation for preparation, attendance, participation, interest and initiative on other boards on which he or she may serve; and

•	has the time, energy, interest and willingness to become involved with us and our future.
Unitholder Communications
The Board of Directors has adopted a policy whereby any communications from our Unitholders to the Board of Directors shall be directed to our Secretary, who shall (i) determine whether any of such communications are significant, and promptly forward significant communications to the Board of Directors, and (ii) keep a record of all Unitholder communications that the Secretary deems not to be significant and report such communications to the Board of Directors on a periodic basis, but not less frequently than quarterly.
Any Unitholder who wishes to communicate to the Board of Directors may submit such communication in writing to our Secretary at Vanguard Natural Resources, LLC, 5847 San Felipe, Suite 3000, Houston, Texas 77057.
Compensation and Indemnification of Directors
Information regarding the compensation provided to our non-employee directors is presented in “Director Compensation” beginning on page 29.
Each director is fully indemnified by us for actions associated with being a member of our Board of Directors to the extent permitted under Delaware law and as provided in our limited liability company agreement. We also carry director and officer liability coverage designed to insure our directors and officers, and directors and officers of our subsidiaries, against certain liabilities incurred by them in the performance of their duties. Additionally, we entered into an indemnification agreement with each of our current Board members, a form of which was filed as Exhibit 10.32 of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008.
Audit Committee Report
The role of the audit committee of the Board of Directors is to assist the Board of Directors in its oversight of Vanguard’s responsibility relating to: (i) the integrity of Vanguard’s financial statements; (ii) compliance with legal and regulatory requirements; (iii) the independent registered public accounting firm’s qualifications and independence; (iv) the performance of Vanguard’s internal auditors and independent registered public accounting firm; (v) risk assessment; and (vi) risk management. We operate pursuant to a charter that was created by Vanguard’s Board of Directors in October 2007 and was subsequently amended and restated in January 2009 and October 2013, a copy of which is available on Vanguard’s website at www.vnrllc.com. Vanguard’s management is responsible for the preparation, presentation and integrity of Vanguard’s financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent registered public accounting firm is responsible for auditing Vanguard’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and expressing an opinion as to their conformity with accounting principles generally accepted in the United States. The independent registered public accounting firm has free access to the audit committee to discuss any matters they deem appropriate.

In the performance of our oversight function, we have considered and discussed the audited financial statements with management and the independent registered public accounting firm. We rely without independent verification on the information provided to us and on the representations made by management and the independent registered public accounting firm. We have discussed with the independent registered public accounting firm the matters required to be discussed by PCAOB Auditing Standard No. 16 (Communications with Audit Committees). Finally, we have received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board, Independence Discussions with Audit Committees, as currently in effect, and have considered whether the provision of non-audit services by the independent registered public accounting firm to Vanguard is compatible with maintaining the independent registered public accounting firm’s independence and have discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence.
Based upon the reports and discussions described in this report, we recommended to the Board of Directors that the audited financial statements be included in Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.
Bruce W. McCullough, Chairman
W. Richard Anderson
Loren Singletary
Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate this Form 10-K/A or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.

Executive Officers

Certain information concerning Vanguard Natural Resources, LLC’s executive officers as of the date of this Form 10-K/A is set forth below.

Name	Age	Position with Vanguard
Scott W. Smith	58	President, Chief Executive Officer and Director
Richard A. Robert	50	Executive Vice President, Chief Financial Officer, Secretary and Director
Britt Pence	55	Executive Vice President of Operations
Scott W. Smith is our President, Chief Executive Officer and Director and has served as President and Chief Executive Officer since October 2006 and as Director since March 2008. Prior to joining us, from July 2004 to October 2006, Mr. Smith served as the President of Ensource Energy Company, LLC during its tender offer for the units of the Eastern American Natural Gas Trust (NYSE: NGT). He has over 30 years of experience in the energy industry, primarily in business development, marketing, and acquisition and divestiture of producing assets and exploration/exploitation projects in the energy sector. Mr. Smith’s experience includes evaluating, structuring, negotiating and managing business and investment opportunities, including energy investments similar to our targeted investments totaling approximately $400 million as both board member and principal investor in Wiser

Investment Company LLC, the largest shareholder in The Wiser Oil Company (NYSE: WZR) until its sale to Forest Oil Corporation (NYSE: FST) in June 2004. From June 2000 to June 2004, Mr. Smith served on the Board of Directors of The Wiser Oil Company. Mr. Smith was also a member of the executive committee of The Wiser Oil Company during this period. From January 1998 to June 1999, Mr. Smith was the co-manager of San Juan Partners, LLC, which established control of Burlington Resources Coal Seam Gas Royalty Trust (NYSE: BRU), which was subsequently sold to Dominion Resources, Inc.
Richard A. Robert is our Executive Vice President, Chief Financial Officer, Secretary and Director and has served in such capacities since January 2007 and as Director since June 2014. Prior to joining us, Mr. Robert was involved in a number of entrepreneurial ventures and provided financial and strategic planning services to a variety of energy-related companies since 2003. He was Vice President of Finance for Enbridge US, Inc., a subsidiary of Enbridge Inc. (NYSE: ENB), a natural gas and oil pipeline company, after its acquisition of Midcoast Energy Resources, Inc. in 2001 where Mr. Robert was Chief Financial Officer and Treasurer. He held these positions from 1996 through 2002 and was responsible for acquisition and divestiture analysis, capital formation, taxation and strategic planning, accounting and risk management, and investor relations. Mr. Robert is a certified public accountant.
Britt Pence is our Executive Vice President of Operations and has served in such capacity since January 2013. Prior to this promotion, Mr. Pence was our Senior Vice President of Operations beginning in June 2010 and Vice President of Engineering since joining Vanguard in May 2007. Prior to joining us, since 1997, Mr. Pence was an Area Manager with Anadarko Petroleum Corporation (NYSE: APC) supervising evaluation and exploitation projects in coalbed methane fields in Wyoming and conventional fields in East Texas and the Gulf of Mexico. Prior to joining Anadarko, Mr. Pence served as a reservoir engineer with Greenhill Petroleum Company from 1991 to 1997 with responsibility for properties in the Permian Basin, South Louisiana and the Gulf of Mexico. From 1983 to 1991, Mr. Pence served as reservoir engineer with Mobil with responsibility for properties in the Permian Basin.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This compensation discussion and analysis provides information about our compensation objectives and policies for our named executive officers. The named executive officers and the individuals included in our Summary Compensation Table below are:

•	Scott Smith, our President and Chief Executive Officer;

•	Richard Robert, our Executive Vice President, Chief Financial Officer and Secretary; and

•	Britt Pence, our Executive Vice President of Operations.
Objectives and Summary of Our Executive Compensation Program
The compensation committee of our Board of Directors administers our executive compensation plans and agreements and makes compensation-related decisions regarding our executive officers. Our primary goal with respect to executive compensation has been to attract and retain the most talented and dedicated executives possible.

Through our current employment agreements with our named executive officers (effective January 1, 2013, for Messrs. Smith, Robert and Pence), we have linked annual cash incentives to the achievement of specified performance objectives in an effort to align executives’ incentives with the creation of Unitholder value, as measured by our ability to (a) generate stable cash flows allowing us to make monthly cash distributions to our Unitholders and over time to increase our monthly cash distributions and (b) increase the market value of our units. We also align executives’ interests with the interests of our Unitholders through our use of long-term equity incentive awards under our Long-Term Incentive Plan (“LTIP”). As discussed below, we provided our named executive officers with substantially the same compensation in 2015 as we did in 2014, in accordance with their employment agreements. Please refer to “Elements of Compensation” and “2015 Executive Compensation Components” for additional information regarding our annual cash incentive and long-term equity incentive programs.
In 2014, we held our second Unitholder advisory vote under Section 14A of the Exchange Act on the compensation paid to our named executive officers for 2013, which resulted in over 90% of the votes cast approving such compensation. As recommended by our Board of Directors, a majority of Unitholders expressed their preference for an advisory vote on executive compensation occurring every three years, and we have implemented that recommendation. As a result, our third Unitholder advisory vote on executive compensation will occur as part of the 2017 Annual Meeting. In evaluating our executive compensation program for 2015, our compensation committee did not make any changes to our executive compensation program or policies as a result of the 2014 “say on pay” advisory vote and, given the support Unitholders expressed for our compensation programs, generally elected to apply the same principles in determining the types and amounts of compensation to be paid to our named executive officers for 2015. The compensation committee intends to monitor the results of future “say on pay” advisory votes when evaluating the effectiveness of our executive compensation policies and practices, particularly in the event of a negative vote or significant changes in the percentage of favorable votes with regard to any such proposal.
The Compensation-Setting Process
Compensation Committee Meetings. Our compensation committee meets periodically throughout each year as required to carry out its duties. The chairman of the compensation committee works with our Chief Executive Officer to establish each meeting agenda.
The compensation committee has established an annual process for determining executive compensation. For each fiscal year, the compensation committee will review the base salaries of the named executive officers to determine whether any increase is appropriate. In addition, the compensation committee makes equity award grants under the LTIP to the named executive officers for each fiscal year, either in the form of restricted unit grants or phantom unit grants. Pursuant to the terms of the amended employment agreements with the named executive officers, which are described below under “—Employment Agreements,” base salary changes will be effective April 1 and equity award grants will be made effective January 1 of the following year.
The compensation committee typically meets at least once per year in the presence of our Chief Executive Officer and our Chief Financial Officer. Depending upon the agenda for a particular meeting, the compensation committee may also invite other directors to participate in compensation committee meetings. The compensation committee also meets in executive session without management. The chairman of the compensation committee works with our Chief Executive Officer and, in applicable years, with its independent compensation consultant,

Longnecker & Associates (“Longnecker”), to assemble meeting materials, which are distributed to compensation committee members for review in advance of each meeting.
Role of Executive Officers. Except with respect to his own compensation, our Chief Executive Officer, with advice from our other executive officers as appropriate, plays a significant role in the compensation committee’s establishment of compensation levels for our executive officers. The most significant aspects of his role in the process are:

•	evaluating performance of the other named executive officers; and

•	recommending base salary levels and LTIP awards.
With respect to compensation for the named executive officers, (other than our Chief Executive Officer), the compensation committee meets with our Chief Executive Officer outside the presence of all our other executive officers. The compensation committee meets outside the presence of all of our executive officers to consider appropriate compensation for our Chief Executive Officer.
Role of Compensation Consultant. When the compensation committee has chosen to employ an independent compensation consultant, it has chosen Longnecker as its consultant since 2008. In 2015, the compensation committee did not solicit the services of Longnecker or any other outside consulting firm to conduct an annual competitive market analysis of our named executive officers’ total compensation packages. Prior to the beginning of 2014, the compensation committee discussed and approved that there would be no additional increases to our named executive officers’ compensation packages going into the 2014 year that were not already provided for in the employment agreements entered into in 2013, thus the compensation committee determined that it was not necessary to engage a consultant to assist in setting compensation for the named executive officers for the 2014 and 2015 years.
Our compensation committee evaluates individual executive performance with a goal of setting targeted total direct compensation (base salary plus targeted annual incentives plus long term equity incentives) for our named executive officers over time at levels up to the 75th percentile of executives in other companies of similar size and stage of development engaged in the acquisition and development of mature, long-lived natural gas and oil properties, while also considering our relative performance and our own strategic goals. In past years Longnecker has assisted the compensation committee with this analysis. For the 2014 and 2015 years, in light of our historic long term equity incentive granting practices, our total unitholder return (“TUR”) performance in recent years and our desire to retain key members of our executive team, the compensation committee did not increase the base salary of the Chief Executive Officer or Chief Financial Officer, yet remained committed to the long term equity incentive opportunity grants that are set forth within the employment agreements entered into in 2013.
Elements of Compensation
We have determined that our executives’ compensation should consist of the following elements:
Base Salary. We provide our named executive officers and other employees with a base salary to provide them with a reasonable base level of monthly income relative to their role and responsibilities they perform during the fiscal year. Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of our executives are based on the compensation committee’s assessment of the individual’s performance. During its review of base salaries for executives, the compensation committee will primarily consider:

•	market data to be provided by outside consultants;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.
Annual Cash Incentive Compensation. Annual cash incentive compensation is intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. Our annual cash incentive compensation program links annual cash incentives with the achievement of specified performance objectives in an effort to align executives’ incentives with creation of Unitholder value. Currently, a portion of the annual cash incentive award for each named executive officer is tied to specified company performance objectives and a portion of the annual cash incentive award is discretionary and tied to individual performance. Individual performance objectives may vary depending on the individual executive, but relate generally to strategic factors such as expansion of our operations and to financial factors such as improving our results of operations and increasing our monthly cash distributions. The actual amount of incentive compensation for each year is determined following a review of company performance and each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of the following year.
LTIP Awards. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of unit-based awards. We adopted the LTIP prior to the consummation of our initial public offering. Our LTIP was adopted to incentivize and reward employees, consultants, directors and employees who perform services for us. The LTIP does not provide for formulaic or automatic grants of any awards, however, the employment agreements with our named executive officers do provide for annual equity awards, as described beginning on page 12. It is a traditional omnibus plan that permits the grant of various types of awards (units, options, appreciation rights, restricted units and phantom units) as determined by our compensation committee, in its sole discretion.
The compensation committee has the authority under the LTIP to award incentive compensation to our executive officers in such amounts and on such terms as the compensation committee determines in its sole discretion. The compensation committee considers data provided by Longnecker in determining which individuals who perform services (directly or indirectly) for our benefit will receive awards, the type of award or awards, the amount and the performance and vesting terms of such awards. Through the year ended December 31, 2015, only unit options, restricted units and phantom units (including appreciation-only awards more akin to unit appreciation rights) have been granted under the LTIP and these awards occurred at levels required under the employment agreements entered into in 2013 with our named executive officers.
Outstanding restricted units and phantom units (including appreciation-only awards) under the LTIP are eligible to receive cash distributions paid on certain of the units awarded. These cash distributions may be paid currently to the award holders at the same time distributions are paid to Unitholders generally. Alternatively, participants may elect to defer all or any portion of the distributions with respect to certain awards.
Other Compensation. Each named executive officer is eligible to participate in all benefit plans and programs that are or in the future may be available to our other executive employees, including any profit-sharing plan, thrift plan, health insurance or health care plan, disability insurance, pension plan, supplemental retirement plan, vacation and sick leave plan, and other similar plans. The compensation committee in its discretion may revise, amend or add to an officer’s executive benefits and perquisites as it deems advisable. We believe that these benefits and perquisites are typically provided to senior executives of comparable companies in our industry.
Perquisites
We believe in a simple, straight-forward compensation program and as such, named executive officers are not provided unique perquisites or other personal benefits. The compensation committee periodically reviews the use of potential perquisites that could result in personal benefits to our named executive officers. Consistent with the compensation committee’s strategy, no perquisites or other personal benefits exceed or are expected to exceed $10,000 annually for any of our named executive officers.
Retirement Savings Plan
All employees, including our named executive officers, may participate in our Retirement Savings Plan, or 401(k) Plan. We provide this plan to help our employees save for retirement in a tax-efficient manner. Each employee may currently make pre-tax contributions of up to $18,000 (for 2015) of their base salary if they are under 50 years old and $24,000 (for 2015) of their base salary if they are over 50 years old. We make “safe harbor” matching contributions to the 401(k) Plan equaling up to 6% of compensation (subject to certain adjustments) for each eligible employee, including the named executive officers (up to a maximum amount of $15,900 for 2015). All contributions are fully vested. All amounts that we contributed to the 401(k) Plan for 2015 on behalf of our named executive officers are disclosed in the “Summary Compensation Table.”
Nondiscriminatory Health and Welfare Benefits
All eligible employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
Employment Agreements
Certain terms of our named executive officers’ compensation are governed by employment agreements. We believe that these employment agreements assist us in attracting and retaining talented and dedicated executives by clearly setting forth the terms of employment and providing certainty to both parties. We maintain employment agreements with our named executive officers to ensure they will perform their roles for an extended period of time.
We entered into amended employment agreements (the “FY 2013-2015 Employment Agreements”) with Messrs. Smith and Robert on June 6, 2013, which were effective January 1, 2013, and with Mr. Pence on July 8, 2013, which was effective January 1, 2013, in each case, to set forth the revised terms of each executive’s employment relationship with us after considering then-current market conditions, the executives’ then-current level of compensation, the recommendations of our Chief Executive Officer (with respect to the compensation of Mr. Robert and Mr. Pence) and the recommendations for executive compensation as contained in Longnecker’s executive compensation review from December 2012.
In addition to establishing minimum base salaries and annual performance-based bonus opportunities, the FY 2013-2015 Employment Agreements also provided the named executive officers with annual equity-based compensation awards, consisting of restricted units and/or phantom units granted under the LTIP. Each of the executives was eligible to receive annual equity-based compensation awards having an aggregate fair market value equal to the executive's then-current annual base salary times a set multiplier, which was five (5) times in the case of Mr. Smith, three and a half (3.5) times in the case of Mr. Robert, and two and three-quarters (2.75) times in the case of Mr. Pence. These annual equity-based compensation award grants were intended to reward these individuals for their service with Vanguard and to align the interests of management with those of our Unitholders. Our executive officers’ FY 2013-2015 Employment Agreements also provided the executives with certain other benefits, including reimbursement of business and entertainment expenses. The initial term of the 2013-2015 Employment Agreements with Messrs. Smith, Robert and Pence ended on January 1, 2016.
On March 18, 2016, we entered into amended employment agreements with Messrs. Smith, Robert and Pence, which were effective January 1, 2016 (the “Amended Employment Agreements”), the terms of which are described in a Form 8-K filed with the SEC on March 22, 2016. The Amended Employment Agreements provide that, during fiscal year 2016, (i) Mr. Smith will be entitled to an annual base salary of $600,000, (ii) Mr. Robert will be entitled to an annual base salary of $470,000 and (iii) Mr. Pence will be entitled to an annual base salary of $440,000. The Amended Employment Agreements provide the named executed officers with annual performance-based cash bonus awards based on a new set of company performance components, each comprising 25% of the aggregate annual bonus, including adjusted EBITDA results, production results, lease operating expenses and cash general and administrative expenses. Each of the executives is also eligible to receive annual equity-based compensation awards having an aggregate fair market value equal to the executive's current annual base salary times a set multiplier, which is five and a half (5.5.) times in the case of Mr. Smith, four (4.0) times in the case of Mr. Robert, and three and a half (3.5) times in the case of Mr. Pence. These annual equity-based compensation award grants are intended to reward these individuals for their service with Vanguard and to align the interests of management with those of our Unitholders.
2015 Executive Compensation Components
For the year ended December 31, 2015, the principal components of compensation for our named executive officers were:

•	Short-term compensation:

•	base salary;

•	annual incentive compensation awards; and

•	distributions on restricted units and phantom unit awards

•	Long-term equity compensation:

•	awards of restricted units

•	Retirement and other benefits
Our compensation committee believes that a large amount of “at-risk” compensation is appropriate to retain and motivate our named executive officers in providing future services to us. In addition, our compensation committee seeks to provide a mix of compensation elements that is similar to the mix of compensation elements provided by other companies within our general peer group. We do not allocate cash or non-cash compensation, or short-term or long-term compensation, to the executives under any specific formula, but instead take into consideration all factors that we think are appropriate to consider at the time that compensation decisions are being made.
Base Salary

As noted above, the compensation committee determined that it was not necessary to engage a compensation consultant for the 2015 year in part because the compensation committee made the decision not to materially change the compensation packages for our named officers for the 2015 year. The base salaries set for our Chief Executive Officer and our Chief Financial Officer remained set at 2014 levels.
The table below reflects the base salary rates for our named executive officers for 2015 and 2014:

Named Executive Officer	Base Salary as of January 1, 2015	Base Salary as of January 1, 2014 (1)
Scott W. Smith	$550,000	$550,000
Richard A. Robert	$450,000	$450,000
Britt Pence	$404,250	$385,000

(1) On July 1, 2014, Mr. Pence’s base salary was increased to $404,250 due to increased responsibilities.

Annual Cash Incentive Compensation

The annual cash incentive awards for our named executive officers for 2015 were based on the annual cash incentive compensation program established by our Board of Directors and set forth in each named executive officer’s amended employment agreement. Potential annual cash incentive awards are comprised of four parts: (i) absolute target distribution growth (“ATDG”); (ii) adjusted EBITDA growth (“AEG”); (iii) relative unit performance versus a peer group established by the compensation committee (“RUP”); and (iv) individual performance, determined in the discretion of the Board of Directors. The four components each individually comprise 25% of the aggregate potential annual bonus. The annual cash incentive awards are not subject to a minimum payout, but the maximum aggregate payout may not exceed two times an executive officer’s base salary. The chart below illustrates the target bonus opportunity for each named executive officer with respect to each of the four bonus components:

Target Bonus Opportunities
	Target Bonus Opportunity for ATDG Component	Target Bonus Opportunity for AEG Component	Target Bonus Opportunity for RUP Component	Target Bonus Opportunity for Individual Performance Component (1)
Scott W. Smith	$137,500	$137,500	$137,500	$137,500
Richard A. Robert	$112,500	$112,500	$112,500	$112,500
Britt Pence	$101,063	$101,063	$101,063	$101,063

(1) With respect to the individual performance component, which is described in greater detail below, the Board of Directors, in its discretion, may award between 0% and 200% of the “Target Bonus Opportunity” specified above for each named executive officer.
The ATDG component is calculated based on our total distribution paid per unit on the last day of the applicable calendar year. ATDG for the fiscal year ended December 31, 2015 was based on a targeted growth rate of 3% from the distribution rate of $2.52 annualized for the fiscal year ended December 31, 2014. The 2015 targets were as follows for this component of the bonus:

Approximate Annual Distribution Rate (%)	2%	3%	4%	4.5%	5.5%	6% or more
Approximate Annual Distribution Rate ($)	$2.57	$2.60	$2.62	$2.63	$2.66	$2.67 or more
Percentage of Target Bonus Opportunity for ATDG Component Earned	50%	100%	125%	150%	175%	200%

The AEG component is calculated based on Adjusted EBITDA growth for the applicable calendar year.
Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) plus the following adjustments:

•	Net interest expense; including write-off of deferred financing fees;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Goodwill impairment loss;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Net gains and losses on acquisition of oil and natural gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense and unrealized fair value of phantom units granted to officers; and

•	Transaction costs incurred on acquisitions and mergers;

Please refer to Item 6. Selected Financial Data in our Annual Report on Form 10-K for the year ending December 31, 2015 for a complete description of how this non-GAAP financial measure is calculated.
AEG for the fiscal year ended December 31, 2015 was based on a targeted growth rate of 15% from the Adjusted EBITDA of $421.4 million for the fiscal year ended December 31, 2014. The 2015 targets were as follows for this component of the bonus:

Approximate Adjusted EBITDA (%)	7.5%	15%	22.5%	30%	37.5%	45%
Approximate Adjusted EBITDA (in millions) ($)	$453.0	$484.6	$516.2	$547.8	$579.4	$611.0 or more
Percentage of Target Bonus Opportunity for AEG Component Earned	50%	100%	125%	150%	175%	200%

The RUP component is calculated by comparing the common unit price percentage annual change for specified peer companies to our common unit annual price percentage change. The specified peer companies are the following entities: Linn Energy, LLC (LINE); Legacy Reserves, LP (LGCY); EV Energy Partners LP (EVEP); and Breitburn Energy Partners LP (BBEP). In the event the Board of Directors determines that any of these entities is no longer an appropriate “peer” company, the Board of Directors may make appropriate adjustments to the group of peer companies. The 2015 targets were as follows for this component of the bonus:

RUP v. Peer Group	50%	100%	150%	200%	250%	300% or more
Percentage of Target Bonus Opportunity for RUP Component Earned	75%	100%	125%	150%	175%	200%

The fourth component, individual performance, is determined at the sole discretion of our Board of Directors and is based upon such targets, performance measures relative to the company and/or the particular executive, time frame and any other item that our Board of Directors determines is appropriate. The inherently discretionary aspect of this portion of our annual incentive bonus program does not provide for payment upon the achievement of objective goals that were communicated to management. Instead, this portion of the bonus is related to individual performance and is intended to provide our compensation committee with the ability to reward management employees for superior performance, where appropriate, determined without regard to the achievement of the financial metrics described above. For 2015, the general categories of performance that were identified and assessed by the compensation committee with respect to the performance of each of our named executive officers were (a) interpersonal effectiveness, (b) business conduct, (c) professional and technical competency, (d) leadership, and (e) safety. While achievement in these areas of performance was communicated to our named executive officers and considered by management in making recommendations to the compensation committee regarding this aspect of the annual incentive bonuses, these performance goals were not the only measures considered by the compensation committee in its inherently discretionary year-end review of our officers’ individual performance. In addition, the compensation committee considered the totality of the circumstances, including not only management’s assessment with respect to these specific areas but also, among other things, our execution and integration operationally of the assets previously acquired as well as the completion of various acquisitions to grow the size of Vanguard and its asset base. Such acquisitions presented opportunities for the named executive officers, including the launch of additional financing instruments, integrating updated technologies into Vanguard and managing and developing an even larger portfolio of oil and gas properties.
For 2015, our achievement with respect to the specified performance goals and the amounts awarded to the named executive officers for each of the four components of the annual cash incentive bonus are reflected in the table below:

Named Executive Officer	ATDG Bonus Component			AEG Bonus Component			RUP Bonus Component			Individual Performance Bonus Component		Total Bonus Amount (2)
	Performance Achieved	Bonus Multiplier (1)	Bonus Amount	Performance Achieved	Bonus Multiplier (1)	Bonus Amount	Performance Achieved	Bonus Multiplier (1)	Bonus Amount	Bonus Multiplier (1)	Bonus Amount
Scott W. Smith	0% growth	0%	$0	0% growth	0%	$0	100%	100%	$137,500	100%	$137,500	$275,000
Richard A. Robert	0% growth	0%	$0	0% growth	0%	$0	100%	100%	$112,500	100%	$112,500	$225,000
Britt Pence	0% growth	0%	$0	0% growth	0%	$0	100%	100%	$101,063	100%	$101,063	$202,125

    (1) For each component, the “Bonus Multiplier” equals the percentage of Target Bonus Opportunity (identified in the chart above entitled “Target Bonus Opportunities” for each component) earned with respect to such component.
(2) On March 31, 2016, the 2015 bonus was paid out in cash.
Cash Distributions on Unvested Restricted Unit Awards and Payments on Phantom Unit Awards
Participants, including our named executive officers, who hold outstanding restricted unit grants or phantom unit grants (including phantom units that are designed as appreciation vehicles and act as unit appreciation rights) receive current distributions paid on the units awarded, with the underlying units being retained in our custody and subject to restrictions on sale or transfer until the restrictions lapse (in the case of restricted units) or the awards are settled (in the case of phantom units). Alternatively, with respect to certain phantom unit awards, participants may elect to defer all or any portion of these distributions until payment of the underlying award. Each of our named executive officers received the following distributions on their unvested restricted units and their phantom unit awards during 2015:

Name	2015 Distributions on Unvested Restricted Units	2015 Payment on Phantom Units
Scott W. Smith	$79,750	$230,742
Richard A. Robert	$69,781	$171,108
Britt Pence	$—	$111,506

Long-Term Incentive Compensation
In keeping with our philosophy that compensation should incentivize executives and create long-term value for our Unitholders, we provide a significant portion of our named executive officers’ compensation in the form of long-term equity incentive compensation. We typically grant long-term equity awards under the LTIP to our named executive officers each year; however, pursuant to the amended employment agreements we entered into with our named executive officers during 2013, equity awards are made effective January 1 of the year following the performance year. As a result, the annual equity awards for the 2015 performance year were made on January 1, 2016, and, in accordance with SEC rules, will be reported in the Summary Compensation Table as 2016 compensation in our fiscal year 2016 Form 10-K or the proxy statement for our 2017 Annual Meeting of

Unitholders. The awards that are reflected in our Summary Compensation Table for the 2015 year relate to the awards that we granted on January 1, 2015, but which were granted with respect to the 2014 performance year.
As described above under “—Employment Agreements,” each of our named executive officers is eligible to receive an annual equity award with an aggregate fair market value equal to the executive’s annual base salary rate (on the date of grant) multiplied by a specified multiplier. Accordingly, on January 1, 2015 with respect to the 2014 performance year, and on January 1, 2016 with respect to the 2015 performance year, the named executive officers each received an award of restricted units with an aggregate fair market value on the date of grant equal to (i) five (5) times base salary, in the case of Mr. Smith, (ii) three and a half (3.5) times base salary, in the case of Mr. Robert, and (iii) two and three-quarters (2.75) times base salary, in the case of Mr. Pence. The restricted units vest in three substantially equal annual installments on the first three anniversaries of the date of grant of the awards, subject to continued employment by the executive. Each executive is entitled to receive distribution equivalent rights with respect to the restricted units, which are subject to the same vesting requirements as the underlying restricted units and will be paid at the time the restricted units vest.
Termination Arrangements and Change in Control Provisions
The employment agreements with our named executive officers provide for compensation to be paid under certain conditions, such as following a change in control, upon a termination by us “without cause” or by the executive for “good reason” or due to the executive’s death or disability, each as defined in the applicable agreement. In addition, the vesting of outstanding restricted unit and phantom unit awards granted under our LTIP may be accelerated, and payments of certain previously vested phantom units may be triggered, in the event of certain occurrences, such as a change in control or specified terminations of employment. These provisions are designed to meet the following objectives:

•
Change in Control. In certain scenarios, the potential for merger or being acquired may be in the best interests of our Unitholders. As a result, we provide compensation to certain executives following a change in control transaction to promote the ability of the officer to act in the best interests of our Unitholders. None of our named executive officers is entitled to receive a gross up payment for any potential excise taxes that may be imposed on any change in control payment.

•
Termination Without Cause or For Good Reason. If we terminate the employment of an executive officer “without cause” or the executive officer terminates his employment for “good reason” (in each case, as defined in the applicable agreement), we are obligated to pay the executive certain compensation and other benefits as described in greater detail in “Potential Payments upon Termination or Change in Control” below. Both parties have mutually agreed to severance terms that would be in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in the best interests of us and our Unitholders.

Risk Considerations in our Overall Compensation Program
We believe that our compensation program is structured in such a way as to discourage excessive risk-taking. In making this determination, we considered various aspects of our compensation program, including the mix of fixed and performance-based compensation for management and other key employees. Our performance-based compensation awards are designed to reward both short- and long-term performance. By linking a portion of total compensation to our long-term performance, we mitigate any short-term risk that could be detrimental to our long-term best interests and the creation of Unitholders value. Our equity-based performance awards are subject to multi-

year vesting periods and derive their value from our total performance, which we believe further encourages decision-making that is in the long-term best interests of us and our Unitholders. We believe that in the aggregate, our compensation program discourages any risk-taking that could be detrimental to the long-term interests of Vanguard, our performance, or our unit price. In conclusion, we believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Tax and Accounting Implications
Accounting for Unit-Based Compensation
We account for unit-based payments for all awards under our LTIP in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The compensation committee reviews the FASB ASC Topic 718 grant date value in connection with granting equity awards.
Tax Considerations of Executive Compensation
Section 162(m) of the Internal Revenue Code and the regulations that accompany it provide that the deductibility of compensation paid to certain executive officers may be limited in certain circumstances. As a limited liability company, we are not subject to Section 162(m).
Section 409A of the Internal Revenue Code governs the payment of deferred compensation. Failure to comply with the requirements of Section 409A can result in an additional 20% excise tax on noncompliant payments to executives, and we intend that payments under our executive employment agreements and the LTIP comply with, or are exempt from, the payment restrictions of Section 409A or the regulations thereunder.
Compensation-Related Governance Practices
Unit Ownership Guidelines
We believe that broad-based unit ownership by our employees, including our named executive officers, is the most effective method to deliver superior Unitholder returns by increasing the alignment between the interests of our employees and our Unitholders. We do not, however, have a formal requirement for unit ownership by any group of employees or directors.
Clawback Policy
To date, we have not adopted a formal clawback policy to recoup incentive based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, the compensation committee recognizes the practical, administrative and other implications of implementing and enforcing a clawback policy and intends to adopt such a policy in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 once additional guidance is promulgated and finalized by the SEC.
Securities Trading Policy
All of our officers, employees and directors are subject to our Insider Trading Policy, which, among other things, prohibits officers, employees and directors from engaging in certain short-term or speculative transactions involving our securities.

Compensation Committee Report
The compensation committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Form 10-K/A.
Loren Singletary, Chairman
Bruce W. McCullough
Richard Anderson
Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Securities Exchange Act that might incorporate this Form 10-K/A or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.
2015 Summary Compensation Table
The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Scott W. Smith	2015	$550,000	$137,500	$2,750,004	$137,500	$1,420	$3,576,424
President, Chief	2014	$550,000	$137,500	$2,749,995	$412,500	$15,600	$3,865,595
Executive Officer and Director	2013	$550,000	$137,500	$1,436,000	$550,000	$15,300	$2,688,800

Richard A. Robert	2015	$450,000	$112,500	$1,574,996	$112,500	$1,361	$2,251,357
Executive Vice President, Chief	2014	$450,000	$112,500	$1,575,010	$337,500	$15,600	$2,490,610
Financial Officer, Secretary and Director	2013	$450,000	$199,823	$1,077,000	$450,000	$15,083	$2,191,906

Britt Pence	2015	$404,250	$101,063	$1,111,684	$101,063	$15,900	$1,733,960
Executive Vice President of	2014	$394,625	$101,062	$1,058,764	$303,188	$15,600	$1,873,239
Operations	2013	$385,000	$192,500	$—	$385,000	$15,300	$977,800

(1)
The Board of Directors approved the option for the executive officers to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert elected this option and under the plan received four quarterly grants of Vanguard common units instead of their 2015 full cash compensation. Effective July 1, 2014, Mr. Pence’s annual salary increased from $385,000 to $404,250.

(2)
Represents amounts paid for 2015 pursuant to our annual cash incentive program with respect to the individual performance component determined at the sole discretion of our Board of Directors. As noted on the bonus calculation table on page 17, the individual performance bonus calculation for Messrs. Smith, Robert and Pence were $137,500, $112,500 and $101,063 respectively. Other payments made pursuant to the annual cash incentive program with respect to the ATDG, AEG and RUP components are included in the “Non-Equity Incentive Plan Compensation” column.

(3)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted unit awards and full-value phantom unit awards granted pursuant to the LTIP, disregarding the estimate of forfeitures. The only equity awards granted to our named executive officers in 2015 were restricted unit awards granted to Messrs. Smith, Robert and Pence with respect to the 2015 performance year. Assumptions used in the calculation of the restricted unit awards granted in 2015 are included in footnote 10 to our audited financial statements for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Awards granted with respect to the 2015 performance year were not granted until the 2016 year, therefore they will be reflected in next year’s Summary Compensation Table as applicable.

(4) Represents amounts paid for 2015 pursuant to our annual cash incentive program with respect to the ATDG, AEG and RUP components. Other payments made pursuant to the annual cash incentive program with respect to the individual performance component determined at the sole discretion of our Board of Directors are included in the “Bonus” column.

(5) Amount shown for each named executive officer is the amount received in the form of matching contributions to our 401(k) Plan.

Grants of Plan Based Awards
The following table sets forth certain information regarding the restricted units we granted under our LTIP and the non-equity incentive plan portion of our annual cash incentive awards granted to the named executive officers in the year ended December 31, 2015.

		Estimated future payouts under non-equity incentive plan awards (1)
Name	Grant Date	Threshold	Target	Maximum	All Other Unit Awards; Number of Units (2)	Grant Date Fair Value of Unit Awards ($) (3)
Scott W. Smith	1/1/2015				182,482	$2,750,004
	Annual Bonus	—	$412,500	$825,000
Richard A. Robert	1/1/2015				104,512	$1,574,996
	Annual Bonus	—	$337,500	$675,000
Britt Pence	1/1/2015				73,768	$1,111,684
	Annual Bonus	—	$303,188	$606,375

(1)
Represents the potential payouts with respect to the ATDG, AEG and RUP components of the 2015 awards granted under our annual cash incentive compensation program. The target payout under each of the ATDG, AEG, and RUP components for 2015 was 25% of base salary, making the cumulative target equal to 75% of base salary. The maximum payout under each of the ATDG, AEG, and RUP components for 2015 was 200% of target, and the overall maximum that may be paid out under the annual cash incentive compensation program to each named executive officer for 2015 was 200% the officer’s base salary. Since 25% of each officer’s annual cash incentive award is composed of an individual performance component, which is not reported in this table, the overall maximum for the ATDG, AEG, and RUP components of the award is 150% of each named executive officer’s base salary, which is what is reported as the “maximum” in the table above. These awards were subject to achieving certain performance targets, as described in greater detail under “2015 Executive Compensation Components—Annual Cash Incentive Compensation.” The amounts actually paid with respect to these components are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2015. As previously noted, amounts reported in the table above do not include amounts potentially payable with respect to the individual performance portion of the annual cash incentive awards that is determined in the sole discretion of the Board of Directors. The amounts actually paid with respect to the individual performance portion of the awards are reported in the “Bonus” column of the Summary Compensation Table for 2015.

(2) All awards reflected in this column are restricted unit grants.

(3)
Represents the aggregate grant date fair value of the restricted unit awards made to the named executive officers in fiscal year 2015 computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. The value ultimately realized by the executive upon the actual vesting or payment of the awards may be greater or less than the FASB ASC Topic 718 value. The restricted unit awards reflected in this table were granted with respect to the 2014 performance year; awards granted with respect to the 2015 performance year were not granted until the 2016 year and will be reflected in next year’s Grants of Plan Based Awards Table as applicable.

Outstanding Equity Awards at December 31, 2015
The following table provides the number and value of outstanding restricted unit and phantom unit awards held by our named executive officers as of December 31, 2015, including awards that were granted prior to 2015.

	Unit Awards
Name	Number of Unvested Units (1)	Market Value of Unvested Units ($)(2)
Scott W. Smith	374,586	$1,116,266

Richard A. Robert	227,580	$678,188

Britt Pence	123,678	$368,560

(1)
Each named executive officer’s outstanding restricted units vest in equal one-third installments on each annual anniversary of the grant date, except for (a) the 50,000 and 37,500 restricted units granted to Mr. Smith and Mr. Robert, respectively, on November 15, 2013, which vest in full on the fifth anniversary of the grant date. The full-value phantom unit awards that were granted on August 1, 2012 to each named executive officer vest in equal one-fifth installments annually beginning May 18, 2013 and each anniversary thereof. The following table reflects the number of unvested unit awards for each named executive officer as of December 31, 2015:

Name	Grant Date	Type of Award	Number of Units Granted	Number of Unvested Units
Scott W. Smith	11/15/13	Restricted Units	50,000	50,000
	01/01/14	Restricted Units	93,157	62,104
	01/01/15	Restricted Units	182,482	182,482
	08/01/12	Phantom Units	200,000	80,000
Total				374,586

Richard A. Robert	11/15/13	Restricted Units	37,500	37,500
	01/01/14	Restricted Units	53,354	35,568
	01/01/15	Restricted Units	104,512	104,512
	08/01/12	Phantom Units	125,000	50,000
Total				227,580

Britt Pence	01/01/14	Restricted Units	35,866	23,910
	01/01/15	Restricted Units	73,768	73,768
	08/01/12	Phantom Units	65,000	26,000
Total				123,678

(2)     Based on the closing sales price of our common units on December 31, 2015 of $2.98.

Option Exercises and Units Vested Table
The following table sets forth information for each named executive officer on option award exercises and unit award vesting on an aggregated basis during the fiscal year ended December 31, 2015.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Scott W. Smith	15,000	$—	71,053	$1,119,969
Richard A. Robert	15,000	$—	49,036	$694,285
Britt Pence	—	$—	37,456	$594,952

(1) Phantom units awarded to each of Messrs. Smith and Robert in prior years are designed to be appreciation-only vehicles that act most similarly to unit appreciation rights. The awards do not have an “exercise” price like a traditional option award, but the value of the awards is based on the appreciation in value of our common units from the date of grant until the date the award vested. The value, if any, realized on vesting of these phantom unit awards is computed by multiplying (a) the number of units vesting by (b) the difference between (i) the market price per underlying unit on the vesting date (January 1, 2015) and (ii) the “exercise price,” or the closing price of our common units on the last trading date immediately preceding the grant date (December 31, 2011), per unit, as reflected in the following table. The value, if any, realized with respect to these awards will be paid to the named executive officers in a single lump sum cash payment upon the earlier to occur of (i) a change in control (in which case payment will be made within 90 days of the change in control) or (ii) the executive's separation from service other than for cause (in which case payment will be made no later than December 31 of the calendar year in which the separation from service occurs or within 60 days of the separation from service, if separation from service occurs on or after December 1 of a calendar year).

Name	Grant Date	Number of Units Vesting	“Exercise Price” Per Unit	Vesting Date	$ Per Unit on Vesting Date	Total Value
Scott W. Smith	01/01/12	15,000	$27.63	01/01/15	$15.07	$—

Richard A. Robert	01/01/12	15,000	$27.63	01/01/15	$15.07	$—
Because the “exercise price” of the phantom units that vested during 2015 exceeded the market price of our common units on the January 1, 2015 vesting date, no payments with respect to these awards will be made to Messrs. Smith and Robert.

(2) The value realized on vesting of the restricted unit awards and full-value phantom unit awards is computed by multiplying the number of units vesting by the market price of the underlying units as of the vesting date, as reflected in the following table:

Name	Grant Date	Type of Award	Number of Units Vesting	Vesting Date	Market Price Per Unit (a)	Total Value
Scott W. Smith	01/01/14	Restricted Unit	31,053	01/01/15	$15.07	$467,969
	08/01/12	Phantom Unit	40,000	05/18/15	$16.30	$652,000
Total			71,053			$1,119,969

Richard A. Robert	12/20/11	Restricted Unit	6,250	12/20/15	$3.00	$18,750
	01/01/14	Restricted Unit	17,786	01/01/15	$15.07	$268,035
	08/01/12	Phantom Unit	25,000	05/18/15	$16.30	$407,500
Total			49,036			$694,285

Britt Pence	01/01/14	Restricted Unit	11,956	01/01/15	$15.07	$180,177
	05/15/12	Phantom Unit	12,500	05/15/15	$16.23	$202,875
	08/01/12	Phantom Unit	13,000	05/18/15	$16.30	$211,900
Total			37,456			$594,952

(a)	The market price per unit is equal to the closing price of our common units on the most recent trading day prior to the vesting date.

Pension Benefits
We do not provide pension benefits for our named executive officers or other employees. Retirement benefits are provided through the 401(k) Plan, as discussed previously.
Non-Qualified Deferred Compensation
We do not sponsor or maintain a non-qualified deferred compensation plan that requires disclosure pursuant to SEC rules. The 401(k) Plan is a deferred compensation arrangement under Section 401(k) of the Internal Revenue Code and a qualified plan under Section 401(a) of the Internal Revenue Code.
Potential Payments Upon Termination or Change in Control
Except as otherwise described below, the current employment agreements and LTIP equity award agreements for each of our executive officers provide for substantially similar trigger events upon certain terminations of employment of our executive officers and/or the occurrence of a change in control, and for substantially similar payments upon such trigger events.
Termination of Employment Trigger Events
An executive officer’s employment will terminate upon the executive’s death or upon the executive’s “disability,” which is defined as his becoming unable to substantially perform his duties as an employee as a result of sickness or injury, and shall have remained unable to perform any such duties for a period of more than 180 consecutive days in any 12-month period.

We, by action of our Board of Directors, may also terminate an executive’s employment at any time for “cause,” which means: (1) the executive officer’s commission of theft, embezzlement, any other act of dishonesty relating to his employment with us or any willful and material violation of any law, rules or regulation applicable to us, including, but not limited to, those laws, rules or regulations established by the SEC, or any self-regulatory organization having jurisdiction or authority over the executive officer or us; (2) the executive officer’s conviction of, or plea of guilty or nolo contendere to, any felony or of any other crime involving fraud, dishonesty or moral turpitude; (3) a determination by the Board of Directors that the executive officer has materially breached the employment agreement (other than during any period of disability) where such breach is not remedied within 10 days after written demand by the Board of Directors for substantial performance is actually received by the executive officer which specifically identifies the manner in which the Board of Directors believes the executive officer has so breached; or (4) the executive officer’s willful and continued failure to perform his reasonable and customary duties pursuant to his position with us which such failure is not remedied within 10 days after written demand by the Board of Directors for substantial performance is actually received by the executive officer which specifically identifies the nature of such failure. We also may terminate an executive’s employment agreement for any other reason, including without “cause,” in the sole discretion of our Board of Directors.
The executive may terminate his employment for “good reason,” which means: (1) the assignment to the executive officer of duties and responsibilities that are materially inconsistent with those normally associated with his position excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by us promptly after receipt of notice given by the executive officer; (2) a material reduction in the executive officer’s base salary; (3) the executive officer’s removal from his position as stated in his employment agreement, other than for cause or by death or disability, to a position not at least equivalent in authority and duties; (4) the relocation of the executive officer’s principal place of business to a location 50 or more miles from its location as of the effective date of his employment agreement without the executive officer’s written consent; (5) a material breach by us of his employment agreement, which materially adversely affects the executive officer, and the breach is not cured within 30 days after the executive officer provides written notice to us which identifies in reasonable detail the nature of the breach; and (6) our failure to make any material payment to the executive officer as required to be made under the terms of his employment agreement, and the breach is not cured within 30 days after the executive officer provides written notice to us which provides in reasonable detail the nature of the payment. Finally, the executive officer may terminate his employment agreement for any other reason, in his sole discretion.
Payments Made Upon Termination
Regardless of the manner in which an executive officer’s employment terminates, the executive will be entitled to receive amounts earned (but unpaid) during his term of employment. Such amounts include:

•	earned, but unpaid base salary;

•	non-equity incentive compensation earned during the prior fiscal year (provided the executive was continuously employed for the full prior fiscal year);

•	a pro-rated amount of accrued but unused vacation pay; and

•	Any unpaid reimbursements for qualifying business expenses incurred prior to the termination of employment (collectively, the “Accrued Obligations”).

Termination Due to Disability. If the executive officer’s employment is terminated due to his disability, then in addition to any Accrued Obligations he may be owed, the executive will be entitled to receive on the date of termination a payment equal to the executive officer’s base salary for 12 months. Additionally, any unvested restricted units held by the executive officer, as well as any unvested phantom units and any other awards that are outstanding at the time of the termination of employment that were granted pursuant to the LTIP that have been granted to our executive officer, will become fully vested and unrestricted, pursuant to the terms of the relevant award agreements, upon a termination of employment due to the officer’s disability.
Termination Due to Death. If the executive officer’s employment is terminated due to his death, then in addition to any Accrued Obligations he may be owed, the executive, his beneficiary or his estate, as applicable, will be entitled to receive on the date of termination a payment equal to the executive officer’s base salary for 12 months. Additionally, any unvested restricted units held by the executive officer, as well as any unvested phantom unit awards and any other awards that are outstanding at the time of the termination of employment that were granted pursuant to the LTIP that have been granted to our executive officers, will become fully vested and unrestricted, pursuant to the terms of the relevant award agreements, upon a termination of employment due to the officer’s death.
Termination for Good Reason. If the executive terminates his employment for good reason or is terminated by us without cause, then in addition to any Accrued Obligations he may be owed, we shall pay the executive officer a severance payment equal to the executive’s base salary for 36 months. Additionally, any unvested restricted units held by the executive officer, as well as any unvested phantom unit awards and any other awards that are outstanding at the time of the termination of employment that were granted pursuant to the LTIP that have been granted to our executive officers, will become fully vested and unrestricted, pursuant to the terms of the relevant award agreements, upon a termination of employment by the officer due to good reason or by us without cause.
Termination for Cause or Other Than for Good Reason. Upon termination by us for cause or by the executive other than for good reason (each as defined above), the executive officer is only entitled to any Accrued Obligations that may be due to him at the time of termination under his employment agreement. Additionally, (a) upon any termination of employment by us for cause, any unvested or vested restricted units or unvested or vested phantom units held by the executive officer that have not previously been settled, as well as any unvested appreciation-only phantom units that are held by Messrs. Smith and Robert, will be forfeited to us, and (b) upon any termination of employment by the executive for a reason other than good reason, any unvested restricted units or unvested phantom units held by the officers will be forfeited, and vested restricted units or vested phantom units will be settled in accordance with the terms of the relevant award agreements.
Payments Made Under Phantom Units. For any termination of employment for any reason other than a termination by us for cause (as defined above), any vested and outstanding phantom units granted annually to the executive officers pursuant to their employment agreements (including appreciation-only awards) held by any of the executive officers shall be paid in either cash or units pursuant to the terms of the relevant annual phantom unit award agreement, along with a lump sum cash payment of any deferred distribution equivalent rights granted tandem to such phantom units, on the six month anniversary of the officer’s termination of employment, if such a delay would be necessary to avoid the imposition of additional taxes to the executive under Section 409A of the Internal Revenue Code.
Payments Made upon a Change in Control
Under Messrs. Smith, Robert and Pence’s employment agreements, the occurrence of a change in control will entitle each executive officer to (i) a lump sum cash payment in an amount equal to two times the sum of (A) such executive officer’s then-current annual base salary, (B) the annual bonus paid or payable with respect to the calendar year preceding the year in which the change in control occurs and (ii) the accelerated vesting of any unvested restricted units held by the executive officer, as well as any unvested phantom unit awards and any other awards that are outstanding at the time of the change in control that were granted pursuant to the LTIP, such awards to be settled in accordance with the terms and conditions of the LTIP and the applicable individual award. None of our named executive officers is entitled to receive a gross~~-~~up payment for any potential excise taxes that may be imposed on any change in control payment.
Estimated Payments to Executives
Assuming that a change in control occurred on December 31, 2015 and/or each executive was terminated under each of the above circumstances on December 31, 2015, and the closing price of our units on December 31, 2015 (which was the last trading day of the 2015 fiscal year) was equal to $2.98 per unit, payments and benefits owed to such executives would have an estimated value as set forth in the tables below. Actual payment amounts cannot be determined with any certainty until the termination or change in control event occurs in the future.

Scott W. Smith	Cash Payments (1)	Value of Accelerated Vesting of Equity Awards	Value of Settlement of Awards Upon Triggering Event	Total
Without Cause/for Good Reason	$1,650,000	$877,866	$238,400	$2,766,266
Change in Control	$2,200,000	$877,866	$238,400	$3,316,266
Death	$550,000	$877,866	$238,400	$1,666,266
Disability	$550,000	$877,866	$238,400	$1,666,266

Richard A. Robert	Cash Payments (1)	Value of Accelerated Vesting of Equity Awards	Value of Settlement of Awards Upon Triggering Event	Total
Without Cause or for Good Reason	$1,350,000	$529,188	$149,000	$2,028,188
Change in Control	$1,800,000	$529,188	$149,000	$2,478,188
Death	$450,000	$529,188	$149,000	$1,128,188
Disability	$450,000	$529,188	$149,000	$1,128,188

Britt Pence	Cash Payments (1)	Value of Accelerated Vesting of Equity Awards	Value of Settlement of Awards Upon Triggering Event	Total
Without Cause or for Good Reason	$1,212, 750	$291,080	$77,480	$1,581,310
Change in Control	$1,617,000	$291,080	$77,480	$1,985,560
Death	$404,250	$291,080	$77,480	$772,810
Disability	$404,250	$291,080	$77,480	$772,810

(1)
Under Messrs. Smith, Robert and Pence’s employment agreements, the occurrence of a change in control will entitle each executive officer to a lump sum cash payment of two times the sum of such executive officer’s (i) then current base salary and (ii) annual bonus paid or payable with respect to the calendar year preceding the year in which the change in control occurs. For purposes of these tables we have used the value of the annual bonus as well as the non-equity incentive plan compensation award provided to the executives with respect to the 2014 year to calculate the cash payment that could have become payable on December 31, 2015.

Non-Competition Provisions
Each executive’s employment agreement contains certain confidentiality, non-solicitation and non-competition provisions. Each executive agrees, during his term of employment and following his termination date, not to disclose Vanguard's confidential information. If an executive’s termination is as a result of the executive’s voluntary termination without “good reason” or of a termination by us for “cause,” for a period of sixty days from the date of termination, the executive will not, directly or indirectly:

•
engage in any capacity (i) in any business directly competitive with the business in which we are engaged or (ii) with an entity that is otherwise directly competitive with us within the states in which we do business;

•
perform for any entity engaged in any business directly competitive with the business in which we are engaged any duty the executive has performed for us that involved the executive’s access to, or knowledge or application of, our confidential information;

•
induce or attempt to induce any of our customers, suppliers, licensees or other business relations to cease doing business with us or in any way interfere with the relationship between us and any such customer, supplier, licensee or business relation;

•
induce or attempt to induce any of our customers, suppliers, licensees or other business relations with whom the executive had direct business contact in dealings in the course of his employment with us to cease doing business with us or in any way interfere with the relationship between us and any such customer, supplier, licensee or business relation; or

•	solicit with the purpose of hiring or hire any person who is or, within 180 days after such person ceased to be our employee, was our employee.
Following an executive’s termination as a result of an executive’s voluntary termination without “good reason” or a termination by us for “cause,” the executive may have investments in securities which are issued by an entity involved in or conducting business that is directly competitive with our business, provided that the executive, directly or indirectly, does not own more than 5% of the outstanding equity or voting securities of such an entity. The executive is also not prohibited from owning an interest in any entity which conducts business that is directly competitive with our business if such interest was owned by the executive when the executive’s employment agreement was executed. In both instances, this right exists only to the extent the executive does not have the right to direct the activities of such business entity.
Director Compensation
We use a combination of cash and unit-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting independent director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us, as well as the skill-level required by us of members of our Board of Directors.
The compensation committee made no changes in 2015 to our independent board of directors’ compensation packages that were approved for 2014.
Accordingly, in 2015, each independent member of our Board of Directors received an equity grant under our LTIP of 8,778 restricted units valued at $130,002 at the time of such grant for his service as a member of our Board of Directors for the year. These restricted units become 100% vested on the one year anniversary of the date of grant, provided the director has continuously remained a member of our Board of Directors through that date. In addition, the Board of Directors approved the compensation committee’s recommendation to maintain the amount of cash compensation paid to the independent members of our Board of Directors at $15,000 per quarter with an additional $2,500 per quarter for the chairman of the audit committee.
Each member of our Board of Directors is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director is fully indemnified by us for actions associated with being a member of our Board of Directors to the extent permitted under Delaware law and as provided in our limited liability company agreement and in accordance with the indemnification agreements.
2015 Director Summary Compensation Table
The table below summarizes the compensation paid by us to our independent directors for the fiscal year ended December 31, 2015.

Name (1)	Fees Earned or Paid (2)	Unit Awards Cash Value (3)	Total ($)
W. Richard Anderson	$60,000	$130,002	$190,002
Bruce W. McCullough	$70,000	$130,002	$200,002
Loren Singletary	$60,000	$130,002	$190,002

(1)
Messrs. Smith and Robert are not included in this table as they are also executive officers and receive no additional compensation for their service as directors. All compensation provided to or earned by Messrs. Smith and Robert for 2015 is reported in the Summary Compensation Table above.

(2)
The Board of Directors approved the option for the Board of Directors to receive Vanguard common units in lieu of their 2015 cash compensation. Each of Messrs. McCullough, Singletary and Anderson elected this option and under the plan received four quarterly grants of VNR common units instead of their 2015 full cash compensation.

(3)
Each independent Board member was granted 8,778 restricted units on January 13, 2015 as part of their annual compensation package. These restricted units became 100% vested on the one year anniversary of the date of grant, provided the director continuously remained a member of our Board of Directors through that date. Any unvested units will be forfeited upon termination of services for any reason, unless otherwise waived. The value reported above reflects the aggregate grant date fair value of restricted unit awards granted in 2015 computed in accordance with FASB ASC Topic 718, disregarding any estimate of forfeitures. Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of December 31, 2015, Messrs. Anderson, McCullough and Singletary each held 8,778 unvested restricted units, which became 100% vested on January 13, 2016.

Compensation Committee Interlocks and Insider Participation
Messrs. Singletary, Anderson and McCullough currently serve as members of the compensation committee and each are “independent” directors as defined by the NASDAQ listing standards. No member of the compensation committee has any relationship with Vanguard that is required to be disclosed in any of the reports that we file with the SEC other than service on our Board of Directors. None of our executive officers serves as a member of the compensation committee (or in the absence of such committee, the board of directors) of any entity that has one or more of its executive officers serving as a member of our compensation committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise / Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	(1)	$—	3,591,183
Equity compensation plans not approved by security holders	—		$—	—
Total	—		$—	3,591,183

(1)   Does not include 543,857 phantom units that have been granted under the LTIP and which may be settled in either common units or cash at the discretion of the compensation committee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our units by:

•	each Unitholder known by us to be a beneficial owner of more than 5% of our outstanding units;

•	each of our directors and named executive officers; and

•	our directors and executive officers as a group.
The amounts and percentage of units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
Percentage of total units beneficially owned is based on 130,976,356 common units outstanding and 420,000 Class B units outstanding as of March 29, 2016. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address of all of our directors and executive officers is c/o Vanguard Natural Resources, LLC, 5847 San Felipe, Suite 3000, Houston, Texas 77057.

	Common Units Beneficially Owned		Preferred Units Beneficially Owned		Class B Units Beneficially Owned (1)		Total Units Beneficially Owned
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Number	Percentage	Number	Percentage
Directors and Named Executive Officers
Scott W. Smith (2)	1,436,827	*	—	*	240,000	57.1%	1,676,827	1.3%
Richard A. Robert (2)	1,033,859	*	—	*	125,000	29.8%	1,158,859	0.9%
Britt Pence (2)	681,267	*	—	*	50,000	11.9%	731,267	0.6%
W. Richard Anderson	85,011	*	—	*	—	—	85,011	*
Bruce W. McCullough	76,145	*	1,000	*	—	—	77,145	*
Loren Singletary	89,380	*	—	*	—	—	89,380	*
All directors and executive officers as a group (6 persons)	3,402,489	*	1,000	*	415,000	98.8%	3,818,489	2.9%
5% Unitholders
NGP Energy Capital Management, L.L.C. (3)	9,868,007	7.5%	—	*	—	—	9,868,007	7.5%

*	Less than 1%.

(1)	There are an additional 40,000 Class B units available to be issued in the future.

(2)	The Class B units have substantially the same rights as the common units and, upon vesting, will become convertible into common units at the election of the holder.

(3)
NGP Energy Capital Management, L.L.C. does not directly own any common units; however, the ultimate general partners of Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. have delegated full power and authority to manage Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. to NGP Energy Capital Management, L.L.C. NGP Energy Capital Management, L.L.C. also has the full power and authority to manage NGP Income Co-Investment Opportunities Fund II, L.P. Therefore, NGP Energy Capital Management, L.L.C. may be deemed to share beneficial ownership with respect to the 9,868,007 common units held of record by Montierra Minerals & Production, L.P., Montierra Management LLC, Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., NGP Income Management L.L.C., ERH NGP 7 SPV, LLC, ERH NGP 8 SPV, LLC and NGP Income Co-Investment Opportunities Fund II, L.P.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence
A majority of our directors are required to be independent in accordance with NASDAQ listing standards. For a director to be considered independent, the Board of Directors must affirmatively determine that such director has no material relationship with us. When assessing the materiality of a director’s relationship with us, the Board of Directors considers the issue from both the standpoint of the director and from that of persons and organizations with whom or with which the director has an affiliation. The Board of Directors has adopted standards to assist it in determining if a director is independent. A director shall be deemed to have a material relationship with us and shall not be deemed to be an independent director if:

•	the director has been an employee, or an immediate family member of the director has been an executive officer, of us at any time during the past three years;

•
the director has received, or an immediate family member of the director has received, more than $120,000 in any twelve-month period in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), at any time during the past three years;

•
the director has been affiliated with or employed by, or an immediate family member of the director has been affiliated with or employed in a professional capacity by, a present or former internal or external auditor of us at any time during the past three years;

•
the director has been employed, or an immediate family member of the director has been employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee at any time during the past three years; or

•
the director has been an executive officer or an employee, or an immediate family member of the director has been an executive officer, of a company that makes payments to, or receives payments from, us for property or services in an amount which, in any single fiscal year, exceeds the greater of $1,000,000, or 2% of such other company’s consolidated gross revenues, at any time during the past three years.

The Board of Directors has determined that each of Messrs. Anderson, Singletary and McCullough is independent under the NASDAQ listing standards. In addition, the audit, compensation and nominating and corporate governance committees are composed entirely of independent directors in accordance with NASDAQ listing standards, SEC requirements and other applicable laws, rules and regulations. There are no transactions, relationships or other arrangements between us and our independent directors that need to be considered under the NASDAQ listing standards in determining that such directors are independent.
Related Person Transactions
We have adopted an ethics policy which requires that related party transactions be reviewed to ensure that they are fair and reasonable to us. This requirement is also contained in our limited liability company agreement. Whenever a conflict arises between an affiliate of Vanguard, on the one hand, and us or any other Unitholder, on the other hand, our Board of Directors will resolve that conflict. We anticipate that our Board of Directors will submit for review and approval by our conflicts committee any material agreement that we enter into with an affiliate of Vanguard.
During 2015, we did not participate in any related person transactions that are required to be disclosed under the applicable rules and regulations of the SEC.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 14, 2008, the audit committee engaged BDO USA, LLP to be our independent registered public accounting firm to audit our financial statements beginning with the fiscal year ended December 31, 2008.
Audit Fees. Audit Fees represent fees for professional services provided by our principal accountant in connection with the audit of our annual financial statements and of management’s assessment and the effectiveness of internal control over financial reporting included in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings and other statutory or regulatory filings. For the years ended December 31, 2015 and 2014, we paid BDO USA, LLP Audit Fees in the amount of $501,164 and $515,112, respectively.
Audit-Related Fees. Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance by our principal accountant of the audit or review of our financial statements that are not Audit Fees. BDO USA, LLP received fees for audits of acquisition-related financial statements. These fees totaled approximately $119,092 and $54,550 for the years ended December 31, 2015 and December 31, 2014, respectively.
Tax Fees. Tax Fees include professional services performed by our principal accountant for tax compliance, tax advice and tax planning. There were no Tax Fees for the years ended December 31, 2015 or 2014.
All Other Fees. All Other Fees includes the aggregate fees for products and services provided by our principal accountant that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” There were no Other Fees for the years ended December 31, 2015 or 2014.
Audit Committee Pre-Approval Policies and Practices
Our audit committee must pre-approve any audit and permissible non-audit services performed by our independent registered public accounting firm. Additionally, the audit committee has oversight responsibility to ensure the independent registered public accounting firm is not engaged to perform certain enumerated non-audit services, including but not limited to bookkeeping, financial information system design and implementation, appraisal or valuation services, internal audit outsourcing services and legal services. In 2009, the audit committee adopted an audit and non-audit services pre-approval policy, which set forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm must be approved. Pursuant to the policy, the chairman of the audit committee will be delegated the authority to specifically pre-approve services, which pre-approval will subsequently be reviewed with the committee.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2016.

VANGUARD NATURAL RESOURCES, LLC
/s/ Scott W. Smith
Scott W. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2016	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 1, 2016	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

April 1, 2016	*
W. Richard Anderson
Director

April 1, 2016	*
Bruce W. McCullough
Director

April 1, 2016	*
Loren B. Singletary
Director

By:	* /s/ Scott W. Smith, Attorney in Fact
Name:	Scott W. Smith