Form 10-Q
period 2016-03-31
Vanguard Natural Resources, LLC
filed 2016-05-03
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
☐  Yes ☒  No

Common units outstanding on May 2, 2016: 130,981,348.

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

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements. Forward-looking statements include, but are not limited to, statements we make concerning future actions, conditions or events, future operating results, income or cash flow.

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”), and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. These factors and risks include, but are not limited to:

•	risks relating to any of our unforeseen liabilities;

•	further declines in oil, natural gas liquids (“NGLs”) or natural gas prices;

•	the level of success in exploitation, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to level of indebtedness and periodic redeterminations of the borrowing base under our credit agreements;

•	ability to comply with covenants contained in the agreements governing our indebtedness;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to generate sufficient cash flows to resume cash distributions;

•	ability to obtain external capital to finance exploitation and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing;

•	failure of properties to yield oil or gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and gas operations;

•	inability to access oil and gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance; and

•	change to tax treatment.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil sales	$35,654	$35,790
Natural gas sales	36,871	55,754
NGLs sales	8,915	7,350
Net gains on commodity derivative contracts	31,759	59,033
Total revenues	113,199	157,927

Costs and expenses:
Production:
Lease operating expenses	42,328	35,478
Production and other taxes	8,668	11,426
Depreciation, depletion, amortization, and accretion	48,053	66,840
Impairment of oil and natural gas properties	207,764	132,610
Selling, general and administrative expenses	11,021	9,051
Total costs and expenses	317,834	255,405

Loss from operations	(204,635)	(97,478)

Other income (expense):
Interest expense	(25,704)	(20,189)
Net losses on interest rate derivative contracts	(4,691)	(1,203)
Gain on extinguishment of debt	89,714	—
Other	56	40
Total other income (expense), net	59,375	(21,352)
Net loss	(145,260)	(118,830)
Less: Net income attributable to non-controlling interests	(24)	—
Net loss attributable to Vanguard unitholders	(145,284)	(118,830)
Distributions to Preferred unitholders	(6,690)	(6,690)
Net loss attributable to Common and Class B unitholders	$(151,974)	$(125,520)

Net loss per Common and Class B unit – basic and diluted	$(1.16)	$(1.49)

Weighted average Common units outstanding
Common units – basic & diluted	130,530	83,744
Class B units – basic & diluted	420	420
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Trade accounts receivable, net	$92,253	$115,200
Derivative assets	216,651	236,886
Other current assets	5,458	6,436
Total current assets	314,362	358,522

Oil and natural gas properties, at cost	4,957,414	4,961,218
Accumulated depletion, amortization and impairment	(3,489,965)	(3,239,242)
Oil and natural gas properties evaluated, net – full cost method	1,467,449	1,721,976

Other assets
Goodwill	506,046	506,046
Derivative assets	55,167	80,161
Other assets	40,541	28,887
Total assets	$2,383,565	$2,695,592

Liabilities and members’ equity
Current liabilities
Accounts payable:
Trade	$2,430	$22,895
Affiliates	1,392	1,757
Accrued liabilities:
Lease operating	18,161	19,910
Development capital	14,158	26,726
Interest	18,116	11,958
Production and other taxes	43,568	40,472
Other	4,331	10,378
Derivative liabilities	168	356
Oil and natural gas revenue payable	29,231	44,823
Distributions payable	—	5,018
Other	17,206	17,715
Total current liabilities	148,761	202,008
Long-term debt (Note 3)	2,168,995	2,277,931
Asset retirement obligations, net of current portion	261,547	262,432
Other long-term liabilities	39,905	40,656
Total liabilities	2,619,208	2,783,027
Commitments and contingencies (Note 7)
Members’ deficit (Note 8)
Cumulative Preferred units, 13,881,873 units issued and outstanding at March 31, 2016 and December 31, 2015	335,444	335,444
Common units, 130,966,146 units issued and outstanding at March 31, 2016 and 130,476,978 at December 31, 2015	(585,949)	(430,494)
Class B units, 420,000 issued and outstanding at March 31, 2016 and December 31, 2015	7,615	7,615
Total VNR members’ deficit	(242,890)	(87,435)
Non-controlling interest in subsidiary	7,247	—
Total members’ deficit	(235,643)	(87,435)
Total liabilities and members’ deficit	$2,383,565	$2,695,592

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND THE YEAR ENDED DECEMBER 31, 2015
(in thousands)
(Unaudited)

	Cumulative Preferred Units	Common Units	Class B	Non-controlling Interest	Total Members’ Equity (deficit)
Balance at January 1, 2015	$335,444	$1,191,057	$7,615	$—	$1,534,116
Issuance of Common units as consideration for the Eagle Rock Merger, net of merger costs of $5,560	—	253,068	—	—	253,068
Issuance of Common units as consideration for the LRE Merger, net of merger costs of $3,961	—	119,315	—	—	119,315
Issuance of Common units, net of offering costs of $593	—	35,544	—	—	35,544
Repurchase of units under the common unit buyback program		(2,399)	—	—	(2,399)
Distributions to Preferred unitholders (see Note 8)	—	(26,760)	—	—	(26,760)
Distributions to Common and Class B unitholders (see Note 8)	—	(134,019)	—	—	(134,019)
Unit-based compensation	—	16,874	—	—	16,874
Net loss	—	(1,883,174)	—	—	(1,883,174)
Balance at December 31, 2015	$335,444	$(430,494)	$7,615	$—	$(87,435)
Offering costs related to prior period offerings	—	(17)	—	—	(17)
Distributions to Preferred unitholders (see Note 8)	—	(5,575)	—	—	(5,575)
Distributions to Common and Class B unitholders (see Note 8)	—	(8,019)	—	—	(8,019)
Unit-based compensation	—	3,440	—	—	3,440
Net income (loss)	—	(145,284)	—	24	(145,260)
Non-controlling interest in subsidiary	—	—	—	7,453	7,453
Potato Hills cash distribution to non-controlling interest	—	—	—	(230)	(230)
Balance at March 31, 2016	$335,444	$(585,949)	$7,615	$7,247	$(235,643)

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
Operating activities	2016	2015
Net loss	$(145,260)	$(118,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	48,053	66,840
Impairment of oil and natural gas properties	207,764	132,610
Amortization of deferred financing costs	1,117	—
Amortization of debt discount	875	70
Compensation related items	3,440	5,395
Net gains on commodity and interest rate derivative contracts	(27,068)	(57,830)
Cash settlements received on matured commodity derivative contracts	72,617	38,291
Cash settlements paid on matured interest rate derivative contracts	(2,605)	(990)
Gain on extinguishment of debt	(89,714)	—
Changes in operating assets and liabilities:
Trade accounts receivable	23,097	56,354
Other current assets	353	632
Premiums paid on commodity derivative contracts	1,635	(795)
Accounts payable and oil and natural gas revenue payable	(36,082)	(12,748)
Payable to affiliates	(365)	202
Accrued expenses and other current liabilities	(12,835)	3,345
Other assets	5,139	1,104
Net cash provided by operating activities	50,161	113,650
Investing activities
Additions to property and equipment	(31)	(85)
Potato Hills Gas Gathering System acquisition	(7,471)	—
Additions to oil and natural gas properties	(20,271)	(25,070)
Acquisitions of oil and natural gas properties	(505)	(694)
Deposits and prepayments of oil and natural gas properties	(2,987)	(4)
Proceeds from the sale of oil and natural gas properties	21,114	—
Net cash used in investing activities	(10,151)	(25,853)
Financing activities
Proceeds from long-term debt	78,500	71,500
Repayment of long-term debt	(97,608)	(102,563)
Proceeds from Common unit offerings, net	—	12,213
Repurchase of units under the Common unit buyback program	—	(2,399)
Distributions to Preferred unitholders	(6,690)	(6,690)
Distributions to Common and Class B unitholders	(11,922)	(45,335)
Potato Hills distribution to non-controlling interest	(230)	—
Financing fees	(2,060)	—
Net cash used in financing activities	(40,010)	(73,274)
Net increase cash and cash equivalents	—	14,523
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$14,523

Supplemental cash flow information:
Cash paid for interest	$17,544	$19,210
Non-cash financing and investing activity:
Asset retirement obligations, net	$3,966	$360

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of March 31, 2016, we own properties and oil and natural gas reserves primarily located in ten operating areas:

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

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on the NASDAQ Global Select Market (“NASDAQ”), an exchange of the NASDAQ OMX Group Inc. (Nasdaq: NDAQ), under the symbol “VNR.” Our Series A, Series B and Series C Cumulative Preferred units are also listed on the NASDAQ under the symbols “VNRAP,” “VNRBP” and “VNRCP,” respectively.

1.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and were prepared from our records. We derived the Consolidated Balance Sheet as of December 31, 2015, from the audited financial statements contained in our 2015 Annual Report.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2015 Annual Report, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year.

As of March 31, 2016, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2015 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income (loss) or members’ equity.

As of March 31, 2016, we consolidated Potato Hills Gas Gathering System as we have the ability to control the operating and financial decisions and policies of the entity through our 51% ownership and reflected the non-controlling interest as a separate element in our consolidated financial statements.

(b)	Oil and Natural Gas Properties:

The full cost method of accounting is used to account for oil and natural gas properties. Under the full cost method, substantially all costs incurred in connection with the acquisition, development and exploration of oil, natural gas and NGLs reserves are capitalized. These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs and capitalized interest. Under the full cost method, both dry hole costs and geological and geophysical costs are capitalized into the full cost pool, which is subject to amortization and ceiling test limitations as discussed below.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the three months ended March 31, 2016 of $207.8 million as a result of a decline in oil and natural gas prices at the measurement date, March 31, 2016. The first quarter 2016 impairment was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil. The impairment for the first quarter of 2015 was $132.6 million and was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil.

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

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU No. 2016-05”). The amendments under ASU No. 2016-05 apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. The derivative instrument that is the subject of a novation may be the hedging instrument in a hedging relationship that has been designated under Topic 815, Derivatives and Hedging. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU No. 2016-05 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments may be applied on either a prospective basis or a modified retrospective basis. We do not expect the adoption of ASU No. 2016-05 will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”)that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU No. 2016-09 will have a material impact on our consolidated financial statements.

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

(e)	Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this quarterly report on Form 10-Q. Please read Note 2—Long-Term Debt for further discussion regarding this reclassification.

2.    Acquisitions and Divestitures

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

2016 Acquisitions and Divestitures

In January 2016, we completed the acquisition of a 51% joint venture interest in Potato Hills Gas Gathering System, a gathering system located in Latimer County, Oklahoma, including the acquisition of the compression assets relating to the gathering system, for a total consideration of $7.7 million. As part of the acquisition, Vanguard also acquired the seller’s rights as manager under the related joint venture agreement. The acquisition was funded with borrowings under our existing Reserve-Based Credit Facility.

During the three months ended March 31, 2016, we completed the sale of certain of our properties in Eddy County, New Mexico and Martin County, Texas. Cash proceeds received from the sale of these properties were approximately $21.1 million and were used to reduce borrowings under our Reserve-Based Credit Facility.

In March 2016, we entered into a definitive agreement to sell our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma for $280.0 million, subject to typical purchase price adjustments at closing, to entities managed by Titanium Exploration Partners, LLC (the “SCOOP/STACK Divestiture”). The effective date of the sale is January 1, 2016 and we anticipate closing this acquisition on or before May 18, 2016. Proceeds from the sale will be used to reduce borrowings under our Reserve-Based Credit Facility.

2015 Acquisitions and Mergers

On July 31, 2015, we completed the acquisition of additional interests in the same properties located in the Pinedale field of Southwestern Wyoming that were previously acquired in the Pinedale Acquisition in 2014 for an adjusted purchase price of $11.4 million based on an effective date of April 1, 2015. The acquisition was funded with borrowings under our existing Reserve-Based Credit Facility.

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

The following presents the values assigned to the net assets acquired in the LRE Merger as of the merger date (in thousands):

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

The following presents the values assigned to the net assets acquired in the Eagle Rock Merger as of the merger date (in thousands):

Consideration
Market value of Vanguard’s common units issued to Eagle Rock unitholders	$258,282
Long-term debt assumed	156,550
Replacement unit-based payment awards attributable to pre-combination services	346
415,178
Add: fair value of liabilities assumed
Accounts payable and accrued liabilities	53,255
Other current liabilities	2,206
Derivative liabilities	2,201
Asset retirement obligations	48,633
Deferred tax liability	39,327
Other long-term liabilities	1,244
Amount attributable to liabilities assumed	146,866
Less: fair value of assets acquired
Cash	6,971
Trade accounts receivable	17,543
Other current assets	15,664
Oil and natural gas properties	462,715
Derivative assets	90,234
Other assets	9,734
Amount attributable assets acquired	602,861
Bargain Purchase Gain	$(40,817)

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

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three months ended March 31, 2015 to show the effect on our consolidated results of operations as if our acquisitions and mergers completed in 2015 had occurred on January 1, 2014.

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and natural gas properties acquired during 2015, adjusted for (i) the assumption of asset retirement obligations and accretion expense for the properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired, (iii) interest expense on additional debt assumed in the LRE and Eagle Rock Mergers, and (iv) the impact of the common units issued in the LRE and Eagle Rock Mergers. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

Pro forma
Three Months Ended March 31, 2015
(in thousands, except per unit data)
Total revenues	$246,252
Net loss	$(197,992)
Net loss per unit
Common and Class B units - basic and diluted	$(1.55)

Post-Acquisition Operating Results

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for our 2015 acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

Three Months Ended
March 31, 2016
(in thousands)
Eagle Rock Merger
Revenues	$18,972
Excess of revenues over direct operating expenses	$10,541
LRE Merger
Revenues	$4,540
Excess of revenues over direct operating expenses	$1,492

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,670,000	$1,688,000
Senior Notes due 2019	8.375% (2)	June 1, 2019	51,120	51,120
Senior Notes due 2020	7.875% (3)	April 1, 2020	381,830	550,000
Senior Notes due 2023	7.00%	February 15, 2023	75,634	—
Lease Financing Obligation	4.16%	August 10, 2020 (4)	23,560	24,668
			$2,202,144	$2,313,788
Less:
Unamortized discount on Senior Notes			(16,038)	(17,651)
Unamortized deferred financing costs (5)			(12,563)	(13,705)
Current portion of Lease Financing Obligation			(4,548)	(4,501)
Total long-term debt			$2,168,995	$2,277,931

(1)	Variable interest rate was 2.94% and 2.90% at March 31, 2016 and December 31, 2015, respectively.

(2)	Effective interest rate was 21.45%.

(3)	Effective interest rate was 8.00%.

(4)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

(5)
In order to comply with Accounting Standards Update No. 2015-03, unamortized debt issuance costs have been reclassified from other assets to long-term debt on a retrospective basis. This reclassification had no impact on historical income from continuing operations or members’ equity.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.78 billion (the “Reserve-Based Credit Facility”). As of March 31, 2016, there were approximately $1.67 billion of outstanding borrowings and $106.6 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $4.5 million reduction in availability for letters of credit (discussed below).

Interest rates under the Reserve-Based Credit Facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At March 31, 2016, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of customary covenants that require us to maintain certain financial ratios. Specifically, as of the end of each fiscal quarter, we may not permit the following: (a) our current ratio to be less than 1.0 to 1.0 and (b) our total leverage ratio to be more than 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond. In addition, we are subject to various other covenants including, but not limited to, those limiting our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. At March 31, 2016, we were in compliance with all of our debt covenants. We are currently in the process of our semi-annual borrowing base redetermination and anticipate its completion in May 2016. Based on projected market conditions, continued declines in oil and natural gas prices and recent conversations with our administrative agent, we expect that our borrowing base will be redetermined to a level below our outstanding borrowings in our May 2016 redetermination causing a small deficiency. In the case of a borrowing base deficiency, our Reserve-Based Credit facility requires us to repay the deficiency in equal monthly installments over a six month period.

Letters of Credit

At March 31, 2016, we have unused irrevocable standby letters of credit of approximately $4.5 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

8.375% Senior Notes Due 2019

At March 31, 2016, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of our existing subsidiaries, all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”).

We have the option to redeem some or all of the Senior Notes due 2019 at any time at redemption prices equal to the aggregate principal amount multiplied by (i) 102.094% if such Senior Notes due 2019 are redeemed in 2016 and (ii) 100.000% if such Senior Notes due 2019 are redeemed in 2017 and thereafter.

7.875% Senior Notes Due 2020

At March 31, 2016, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

Under the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”), our Subsidiary Guarantors (other than VNRF) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes due 2020, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Notes Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Senior Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2020 achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Notes Indenture exists, many of the foregoing covenants will terminate. At March 31, 2016, based on the most restrictive covenants of the Senior Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $57.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Notes due 2020 is payable on April 1 and October 1 of each year. We may redeem some or all of the Senior Notes due 2020 at any one or more occasions on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes due 2020 as of April 1, 2016, plus accrued and unpaid interest, if any, on the Senior Notes due 2020 redeemed, declining to 100% on April 1, 2018 and thereafter. We had the option to redeem some or all of the Senior Notes due 2020 at any one or more occasions prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes due 2020 thereof, plus a “make-whole” premium, and accrued and unpaid interest to the redemption date. We did not redeem any of the Senior Notes due 2020 prior to April 1, 2016. If we sell certain of our assets or experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes due 2020 at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes due 2020, respectively.

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

Under the indenture governing the Senior Secured Second Lien Notes (the “Senior Secured Second Lien Notes Indenture”), the Subsidiary Guarantors (other than VNRF) have unconditionally guaranteed, jointly and severally, the Senior Secured Second Lien Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Secured Second Lien Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Secured Second Lien Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Senior Secured Second Lien Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Secured Second Lien Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Secured Second Lien Notes Indenture exists, many of the foregoing covenants will terminate. At March 31, 2016, based on the most restrictive covenants of the Senior Secured Second Lien Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $57.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million for the three months ended March 31, 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 extinguished in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million.

Lease Financing Obligations

On October 24, 2014, as part of our acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin (the “Piceance Acquisition”), we entered into an assignment and assumption agreement with Bank of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and related facilities and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

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

At March 31, 2016, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Fixed-Price Swaps (NYMEX)

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
April 1, 2016 – December 31, 2016	54,635,416	$4.36	1,406,822	$84.01	680,950	$30.31
January 1, 2017 – December 31, 2017	40,912,760	$3.95	749,698	$85.70	—	$—

Fixed-Price Swaps (Light Louisiana Sweet)

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
January 1, 2017 – December 31, 2017	168,000	$91.25

Call Options Sold

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
April 1, 2016 – December 31, 2016	6,875,000	$4.25	467,500	$50.00
January 1, 2017 – December 31, 2017	9,125,000	$3.00	365,000	$95.00

Swaptions

	Gas
Contract Period	MMBtu	Weighted Average Fixed Price
January 1, 2017 – December 31, 2017	2,062,500	$2.74
January 1, 2018 – December 31, 2018	675,000	$2.74

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
April 1, 2016 – December 31, 2016	28,875,000	$(0.20)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2017 – December 31, 2017	10,950,000	$(0.22)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
April 1, 2016 – December 31, 2016	726,084	$(0.08)	Houston Ship Channel and NYMEX Henry Hub Basis Differential
April 1, 2016 – December 31, 2016	212,602	$(0.10)	TexOk and NYMEX Henry Hub Basis Differential
April 1, 2016 – December 31, 2016	1,194,818	$(0.13)	WAHA and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
April 1, 2016 – December 31, 2016	727,350	$(1.01)	WTI Midland and WTI Cushing Basis Differential
April 1, 2016 – December 31, 2016	165,000	$(0.43)	West Texas Sour and WTI Cushing Basis Differential
April 1, 2016 – December 31, 2016	550,000	$(14.25)	WTI and West Canadian Select Basis Differential

Three-Way Collars

	Gas
Contract Period	MMBtu	Floor	Ceiling	Put Sold
April 1, 2016 – December 31, 2016	9,625,000	$3.95	$4.25	$3.00
January 1, 2017 – December 31, 2017	16,425,000	$3.92	$4.23	$3.37

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
April 1, 2016 – December 31, 2016	797,500	$90.00	$96.18	$73.62

Put Options Sold

	Gas		Oil
Contract Period	MMBtu	Put Sold ($/MMBtu)	Bbls	Put Sold ($/Bbl)
April 1, 2016 – December 31, 2016	1,375,000	$3.00	110,000	$75.00
January 1, 2017 – December 31, 2017	1,825,000	$3.50	73,000	$75.00

Range Bonus Accumulators

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
April 1, 2016 – December 31, 2016	137,500	$4.00	$100.00	$75.00

Collars

	Oil
Contract Period	Bbls	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
April 1, 2016 – December 31, 2016	366,000	$38.00	$47.25

Puts

	Oil
Contract Period	Bbls	Put Price ($/Bbl)
April 1, 2016 – December 31, 2016	275,000	$60.00

Interest Rate Swaps

At March 31, 2016, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed LIBOR Rates
April 1, 2016 to December 10, 2016	$20,000	2.17%
April 1, 2016 to October 31, 2016	$40,000	1.65%
April 1, 2016 to August 5, 2018	$30,000	2.25%
April 1, 2016 to August 6, 2016	$25,000	1.80%
April 1, 2016 to October 31, 2016	$20,000	1.78%
April 1, 2016 to September 23, 2016	$75,000	1.15%
April 1, 2016 to September 7, 2016	$25,000	1.25%
April 1, 2016 to December 31, 2019	$175,000	2.32%
April 1, 2016 to February 16, 2017	$75,000	1.73%
April 1, 2016 to June 16, 2017	$70,000	1.43%
April 1, 2016 to February 16, 2017	$75,000	1.73%
Total	$630,000

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

	March 31, 2016
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$305,292	$(20,901)	$284,391
Interest rate derivative contracts	—	(12,573)	(12,573)
Total derivative instruments	$305,292	$(33,474)	$271,818

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(20,900)	$20,900	$—
Interest rate derivative contracts	(12,742)	12,574	(168)
Total derivative instruments	$(33,642)	$33,474	$(168)

	December 31, 2015
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$349,281	$(21,834)	$327,447
Interest rate derivative contracts	—	(10,400)	(10,400)
Total derivative instruments	$349,281	$(32,234)	$317,047

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(21,934)	$21,834	$(100)
Interest rate derivative contracts	(10,656)	10,400	(256)
Total derivative instruments	$(32,590)	$32,234	$(356)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. The majority of our counterparties are participants in our Reserve-Based Credit Facility (see Note 3. Long-Term Debt for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $305.3 million at March 31, 2016. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of March 31, 2016. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(in thousands)
Derivative asset at beginning of period, net	$316,691	$220,734
Purchases
Fair value of derivatives acquired	—	195,273
Premiums and fees paid or deferred for derivative contracts	(2,097)	7,126
Net gains on commodity and interest rate derivative contracts	27,068	169,569
Settlements
Cash settlements received on matured commodity derivative contracts	(72,617)	(211,723)
Cash settlements paid on matured interest rate derivative contracts	2,605	5,227
Termination of derivative contracts	—	(69,515)
Derivative asset at end of period, net	$271,650	$316,691

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding represent their approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of March 31, 2016, the fair value of our Senior Notes due 2020 was estimated to be $55.2 million and our Senior Notes due 2019 was estimated to be $7.3 million. Our Senior Secured Second Lien Notes are a private debt and we estimated its fair value to be $84.1 million valued based on the prices used to estimate the fair value of our Senior Notes due 2020. We consider the inputs to the valuation of our Senior Notes to be Level 1 as fair value was estimated based on prices quoted from a third-party financial institution.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2016
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$288,800	$(4,409)	$284,391
Interest rate derivative contracts	—	(12,573)	—	(12,573)
Total derivative instruments	$—	$276,227	$(4,409)	$271,818
Liabilities:
Interest rate derivative contracts	$—	$(168)	$—	$(168)
Total derivative instruments	$—	$(168)	$—	$(168)

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
Assets:
Commodity price derivative contracts	$—	$333,380	$(5,933)	$327,447
Interest rate derivative contracts	—	(10,400)	—	(10,400)
Total derivative instruments	$—	$322,980	$(5,933)	$317,047
Liabilities:
Commodity price derivative contracts	$—	$(99)	$—	$(99)
Interest rate derivative contracts	—	(257)	—	(257)
Total derivative instruments	$—	$(356)	$—	$(356)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 (unobservable inputs) in the fair value hierarchy:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Unobservable inputs, beginning of period	$(5,933)	$(6,470)
Total gains	3,412	1,287
Settlements	(1,888)	(1,152)
Unobservable inputs, end of period	$(4,409)	$(6,335)

Change in fair value included in earnings related to derivatives still held as of March 31,	$(84)	$(804)

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

We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. While no goodwill impairment was recognized at March 31, 2016, any further significant decline in prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the three months ended March 31, 2016, in connection with new wells drilled, we incurred and recorded asset retirement obligations totaling $0.1 million, at fair value. During the year ended December 31, 2015, in connection with the oil and natural gas properties acquired in all of our acquisitions, the LRE and Eagle Rock Mergers, as well as new wells drilled, we incurred and recorded asset retirement obligations totaling $90.9 million, at fair value. In addition, we recorded a $22.3 million change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the year ended December 31, 2015. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.6% and 5.5%; and (4) the average inflation factor (2.0%). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of March 31, 2016 and December 31, 2015 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Asset retirement obligations, beginning of period	$271,456	$149,062
Liabilities added during the current period	143	2,699
Liabilities added from the LRE and Eagle Rock Mergers	—	88,228
Accretion expense	3,113	10,238
Retirements	(32)	(838)
Liabilities related to assets divested	(2,102)	(262)
Change in estimate	(2,007)	22,329
Asset retirement obligation, end of period	270,571	271,456
Less: current obligations	(9,024)	(9,024)
Long-term asset retirement obligation, end of period	$261,547	$262,432

Each year the Company reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2015, the Company reviewed actual abandonment costs with previous estimates and, as a result, increased its estimates of future asset retirement obligations by $22.3 million to reflect increased costs incurred for plugging and abandonment costs.

7. Commitments and Contingencies

Transportation Demand Charges

As of March 31, 2016, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from three months to four years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of March 31, 2016. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

March 31, 2016
(in thousands)
April 1, 2016 - December 31, 2016	$10,964
2017	12,512
2018	11,696
2019	9,661
2020	410
Total	$45,243

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

We are also a party to separate legal proceedings relating to (i) the LRE Merger, (ii) the Eagle Rock Merger and (iii) the exchange of our new Senior Secured Second Lien Notes for some of the existing Senior Notes due 2020, which closed in February 2016 (please read Note 3. Long-Term Debt for further discussion). Please read Part II, Item 1, Legal Proceedings for further discussion.

8.  Members’ Deficit and Net Loss per Common and Class B Unit

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred Units outstanding at March 31, 2016 and December 31, 2015:

				March 31, 2016		December 31, 2015
	Earliest Redemption Date	Liquidation Preference Per Unit	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,581,873	$62,200
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	7,000,000	$169,265
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$103,979	4,300,000	$103,979
Total Cumulative Preferred Units				13,881,873	$335,444	13,881,873	$335,444

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

On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution. All preferred distributions will continue to accumulate and must be paid in full before distributions to common and Class B unitholders can resume. As of March 31, 2016, dividends in arrears related to our Series A, B and C Cumulative Preferred Units were $0.4 million, $1.1 million and $0.7 million, respectively.

Common and Class B Units

The common units represent limited liability company interests. Holders of Class B units have substantially the same rights and obligations as the holders of common units.

The following is a summary of the changes in our common units issued during the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Beginning of period	130,477	83,452
Issuance of Common units as consideration for the Eagle Rock Merger	—	27,886
Issuance of Common units as consideration for the LRE Merger	—	15,448
Issuance of Common units for cash	—	2,430
Repurchase of units under the Common unit buyback program	—	(157)
Unit-based compensation	489	1,418
End of period	130,966	130,477

There was no change in issued and outstanding Class B units during the three months ended March 31, 2016 or the year ended December 31, 2015.

Net Loss per Common and Class B Unit

Basic net income per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income attributable to common and Class B unitholders, which reflects all accumulated distributions on cumulative preferred units, including distributions in arrears, by the weighted average number of units outstanding during the period. Diluted net income per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income per unit. The Cumulative Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income per unit.

For the three months ended March 31, 2016 and 2015, 2,711,333 and 202,407 phantom units were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position.

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

As discussed above, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution.

	Cash Distributions
Distribution	Per Unit	Declared Date	Record Date	Payment Date
2016
First Quarter
January	$0.0300	February 18, 2016	March 1, 2016	March 15, 2016
2015
Fourth Quarter
December	$0.0300	January 20, 2016	February 1, 2016	February 12, 2016
November	$0.0300	December 18, 2015	January 4, 2016	January 14, 2016
October	$0.1175	November 20, 2015	December 1, 2015	December 15, 2015
Third Quarter
September	$0.1175	October 19, 2015	November 2, 2015	November 13, 2015
August	$0.1175	September 21, 2015	October 1, 2015	October 15, 2015
July	$0.1175	August 20, 2015	September 1, 2015	September 14, 2015
Second Quarter
June	$0.1175	July 16, 2015	August 3, 2015	August 14, 2015
May	$0.1175	June 18, 2015	July 1, 2015	July 15, 2015
April	$0.1175	May 19, 2015	June 1, 2015	June 12, 2015
First Quarter
March	$0.1175	April 15, 2015	May 1, 2015	May 15, 2015
February	$0.1175	March 18, 2015	April 1, 2015	April 14, 2015
January	$0.1175	February 17, 2015	March 2, 2015	March 17, 2015
2014
Fourth Quarter
December	$0.2100	January 22, 2015	February 2, 2015	February 13, 2015

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

Executive Employment Agreements

On March 18, 2016, we and VNRH entered into new amended and restated executive employment agreements (the “Amended Agreements”) with each of our three executive officers, Messrs. Smith, Robert and Pence in order to set forth in writing the revised terms of each executive’s employment relationship with VNRH. The Amended Agreements were effective January 1, 2016 and the initial term of the Amended Agreements ends on January 1, 2019, with a subsequent twelve-month term extension automatically commencing on January 1, 2019 and each successive January 1 thereafter, provided that neither VNRH nor the executives deliver a timely non-renewal notice prior to a term expiration date.

The Amended Agreements provide for the executive officers an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon four Company performance components: adjusted EBITDA results, production results, lease operating expenses, and cash general and administrative expenses, as well as a fifth component determined solely in the discretion of our board of directors. As of March 31, 2016, an accrued liability was recognized and compensation expense of $0.5 million was recorded for the three months ended March 31, 2016 related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

2016 Unit Grants

In January 2016, the executives were granted a total of 2,255,033 phantom units in accordance with the Amended Agreements. Also, during the three months ended March 31, 2016, our three independent board members were granted a total of 125,838 phantom units which will vest one year from the date of grant. A VNR employee was also granted a total of 7,500 restricted units under the VNR LTIP of which one-third will vest on each one-year anniversary of the date of grant so long as the employee remains continuously employed with the Company. The phantom units include a tandem grant of DERs.

Restricted Units

A summary of the status of the non-vested restricted units as of March 31, 2016 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2015	976,348	$18.29
Granted	7,500	$3.11
Forfeited	(8,500)	$15.64
Vested	(209,708)	$19.37
Non-vested restricted units at March 31, 2016	765,640	$17.88

At March 31, 2016, there was approximately $9.3 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.7 years. Our Consolidated Statements of Operations reflect non-cash compensation related to restricted unit grants of $1.3 million and $3.5 million in the selling, general and administrative expenses line item for the three months ended March 31, 2016 and 2015, respectively.

Phantom Units

A summary of the status of the non-vested phantom units under the VNR LTIP as of March 31, 2016 is presented below:

	Number of Non-vested Phantom Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2015	203,221	$20.99
Granted	2,380,871	$2.98
Forfeited	(262)	$19.62
Non-vested phantom units at March 31, 2016	2,583,830	$4.39

At March 31, 2016, there was approximately $8.3 million of unrecognized compensation cost related to non-vested phantom units. The cost is expected to be recognized over an average period of approximately 1.4 years. Our Consolidated Statements of Operations reflect non-cash compensation related to phantom unit grants of $1.1 million and $0.4 million in the selling, general and administrative expense line item for the three months ended March 31, 2016 and 2015, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the three months ended March 31, 2016 and 2015. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of March 31, 2016, we own properties and oil and natural gas reserves primarily located in ten operating basins:

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

As of March 31, 2016, based on internal reserve estimates, our total estimated proved reserves were 2,165 Bcfe, of which approximately 67% were natural gas reserves, 17% were oil reserves and 15% were NGLs reserves. Of these total estimated proved reserves, approximately 75%, or 1,615 Bcfe, were classified as proved developed. Also, at March 31, 2016, we owned working interests in 13,483 gross (4,756 net) productive wells. Our operated wells accounted for approximately 57% of our total estimated proved reserves at March 31, 2016. Our average net daily production for the three months ended March 31, 2016 and the year ended December 31, 2015 was 473 MMcfe/day and 415 MMcfe/day, respectively. We have interests in approximately 789,181 gross undeveloped leasehold acres surrounding our existing wells. As of March 31, 2016, based on internal reserve estimates, approximately 25%, or 550 Bcfe, of our estimated proved reserves was attributable to our interests in undeveloped acreage.

Recent Developments

Divestiture

On March 29, 2016, we entered into a definitive agreement to sell our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $280.0 million, subject to customary purchase price adjustments at closing. This transaction has an effective date of January 1, 2016 and is expected to close on or before May 18, 2016. Proceeds from the sale will be used to reduce borrowings under our Reserve-Based Credit Facility.

Business Environment and Outlook

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitcal and economic conditions. During 2014, 2015 and the beginning of 2016, for example, oil, natural gas and NGLs prices decreased dramatically. The crude oil spot price per barrel during the years ended December 31, 2014 and 2015 ranged from a high of $107.95 to a low of $34.55 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $6.15 to a low of $1.76. NGLs prices also suffered a similar decline. The crude oil spot price per barrel during the first quarter of 2016 ranged from a high of $41.45 to a low of $26.19 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $2.47 to a low of $1.64. As of April 25, 2016, the crude oil spot price per barrel was $41.67 and the NYMEX natural gas spot price per MMBtu was $1.97. Among the factors causing such volatility are the domestic and foreign supply of oil and natural gas, the inability of the members of OPEC and other producing countries to agree upon and maintain prices and production levels, social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States and the level and growth of consumer product demand.

The dramatic decline in commodity prices has had a negative impact on the price of our common and preferred units. During 2015, our common unit price declined from a high of $18.72 on February 9, 2015 to a low of $2.46 on December 14, 2015. During the first three months of 2016, our common unit price fluctuated between a closing high of $3.11 on January 4, 2016 to a closing low of $1.36 on March 29, 2016. This low commodity price environment has had and will continue to have a direct impact on our revenue, cash flow from operations and Adjusted EBITDA until commodity prices improve. Sustained low prices or any further declines in prices of oil, natural gas and NGLs could have a material adverse impact on our financial condition, profitability, future growth, borrowing base and the carrying value of our oil and natural gas properties. Additionally, sustained low prices or any further decline in prices of oil, natural gas and NGLs could reduce the amount of oil, natural gas and NGLs that we can produce economically, cause us to delay or postpone our planned capital expenditures and result in further impairments to our oil and natural gas properties. To illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of March 31, 2016 would decrease from 2,165 Bcfe to 1,472 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices were $2.94 per MMBtu (or a $0.53 price increase from the 12-month average price of $2.41) and oil prices were $48.22 per barrel (or a $2.06 price increase from the 12-month average price of $46.16), while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of March 31, 2016 would increase from 2,165 Bcfe to 2,436 Bcfe. The preceding assumed prices in example (2) were derived from the 5-year New York Mercantile Exchange (NYMEX) forward strip price at April 21, 2016. Our management believes that the use of this 5-year NYMEX forward strip price may help provide investors with an understanding of the impact of a sustained low commodity price environment to our proved reserves through a reasonable downsize case assumption. However, the use of this 5-year NYMEX forward strip price is not necessarily indicative of management’s overall outlook on future commodity prices.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the quarter ended March 31, 2016 of $207.8 million as a result of a decline in oil and natural gas prices at the measurement date, March 31, 2016. The first quarter 2016 impairment was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil.

We expect to record an additional impairment of our oil and natural gas properties during 2016 as a result of declining oil and natural gas prices. Based on the 11-month average oil, natural gas and NGLs prices through April 1, 2016 and if such prices do not change during May through December 2016, we estimate that, on a pro forma basis, we will record a ceiling test write down on our existing assets of approximately $227.6 million at June 30, 2016 and an additional write down of $344.6 million for the remainder of the year ending December 31, 2016. If oil, natural gas and NGLs prices were to decline an additional 10% from their 11-month average through April 1, 2016, we estimate that, on a pro forma basis, we would record additional ceiling test write downs on our existing assets of approximately $466.7 million at June 30, 2016 and an additional write down of $289.1 million for the remainder of the year ending December 31, 2016. However, whether the amount of any such impairments will be similar in amount to such estimates, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

We performed an interim test and assessed goodwill for impairment at March 31, 2016. While no goodwill impairment was recognized at March 31, 2016, our unit price and accordingly, the fair value of our reporting unit have been volatile. Any further significant decline in prices of oil and natural gas or significant negative reserve adjustments could change our estimate of the fair value of the reporting unit and could result in an impairment charge in the future. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods which such charges are recorded.

In an effort to mitigate the impact of the challenging commodity price environment, we have taken the steps described below to provide significant incremental cash flow, allow us to meaningfully reduce our leverage over the course of 2016 and provide sufficient liquidity to manage the expected reductions to the borrowing base in our Reserve-Based Credit Facility.

We have implemented a hedging program for approximately 82% and 21% of our anticipated crude oil production in 2016 and 2017, respectively, with 47% in the form of fixed-price swaps in 2016. Approximately 80% and 63% of our natural gas production in 2016 and 2017, respectively, is hedged with 85% in the form of fixed-price swaps in 2016. NGLs production is under fixed-price swaps for approximately 22% of anticipated production in 2016. These hedges will provide some cash flow certainty regardless of the volatility in commodity prices. In the current commodity price environment, however, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will become more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced. In addition, the volumes hedged and hedge prices are lower than those related to the hedges that settled in 2015. Therefore, the benefit to our future operating results is expected to be lower.

We have significantly reduced our capital expenditures budget for 2016. During 2016, we intend to participate as a non-operating partner in the drilling and completion of directional natural gas wells in the Pinedale Field. Due to our plans to reduce capital spending in 2016, we anticipate our annual production will be 10% to 15% lower than our fourth quarter 2015 average daily production of 511,119 Mcfe per day. During the three months ended March 31, 2016, we participated in the drilling of 22 gross (7.1 net) non-operated wells and in the completion of 38 gross (4.5 net) non-operated wells.

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

On March 29, 2016, we entered into a definitive agreement to sell our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $280.0 million, subject to customary purchase price adjustments at closing. This transaction has an effective date of January 1, 2016 and is expected to close on or before May 18, 2016. Proceeds from the sale will be used to reduce borrowings under our Reserve-Based Credit Facility.

At April 29, 2016, we had indebtedness under our Reserve-Based Credit facility totaling $1.69 billion with a borrowing base of $1.78 billion which provided for approximately $113.0 million of available liquidity, after consideration of a $4.5 million reduction in availability for letters of credit and a $25.0 million increase for available cash. The borrowing base is subject to adjustments from time to time (but not less than on a semi-annual basis) based on the projected discounted present value of estimated future net cash flows (as determined by our lender’s petroleum engineers utilizing the lender’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. We are currently in the process of our semi-annual borrowing base redetermination and anticipate the SCOOP/STACK Divestiture will be consummated at the same time in May 2016, allowing us to significantly reduce borrowings under our Reserve-Based Credit facility. However, based on market conditions, continued declines in oil and natural gas prices and recent conversations with our administrative agent, we expect that our borrowing base will be redetermined to a level below our outstanding borrowings in our May 2016 redetermination causing a small deficiency. Our internal forecasts show that we will generate a substantial amount of excess cash flow over the course of 2016 which we expect will be sufficient to repay the borrowing base deficiency.

In the case of a borrowing base deficiency, our Reserve-Based Credit facility requires us to repay the deficiency in equal monthly installments over a six month period.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015 (a)
Revenues:
Oil sales	$35,654	$35,790
Natural gas sales	36,871	55,754
NGLs sales	8,915	7,350
Oil, natural gas and NGLs sales	81,440	98,894
Net gains on commodity derivative contracts	31,759	59,033
Total revenues	$113,199	$157,927
Costs and expenses:
Production:
Lease operating expenses	$42,328	$35,478
Production and other taxes	8,668	11,426
Depreciation, depletion, amortization, and accretion	48,053	66,840
Impairment of oil and natural gas properties	207,764	132,610
Non-cash compensation	2,397	3,961
Other selling, general and administrative expenses	8,624	5,090
Total costs and expenses	$317,834	$255,405
Other income (expense):
Interest expense	$(25,704)	$(20,189)
Net losses on interest rate derivative contracts	$(4,691)	$(1,203)
Gain on extinguishment of debt	$89,714	$—
Other	$56	$40

(a)	During 2015, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Oil, natural gas and NGLs sales decreased $17.5 million to $81.4 million during the three months ended March 31, 2016 as compared to the same period in 2015. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended		Percentage Increase / (Decrease)
	March 31,
	2016	2015 (a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$26.57	$42.12	(37)%
Natural Gas (Price/Mcf)	$1.30	$2.08	(38)%
NGLs (Price/Bbl)	$8.08	$12.49	(35)%
Average realized prices, including hedges (b):
Oil (Price/Bbl)	$46.48	$54.71	(15)%
Natural Gas (Price/Mcf)	$2.84	$3.05	(7)%
NGLs (Price/Bbl)	$10.02	$14.76	(32)%
Average NYMEX prices:
Oil (Price/Bbl)	$33.23	$48.59	(32)%
Natural Gas (Price/Mcf)	$2.10	$2.98	(30)%
Total production volumes:
Oil (MBbls)	1,342	850	58%
Natural Gas (MMcf)	28,391	26,860	6%
NGLs (MBbls)	1,103	588	88%
Combined (MMcfe)	43,061	35,489	21%
Average daily production volumes:
Oil (Bbls/day)	14,748	9,442	58%
Natural Gas (Mcf/day)	311,989	298,444	6%
NGLs (Bbls/day)	12,120	6,537	88%
Combined (Mcfe/day)	473,198	394,317	21%

(a)	During 2015, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The decrease in oil, natural gas and NGLs sales during the three months ended March 31, 2016 compared to the same period in 2015 was due primarily to the decrease in average realized oil, natural gas and NGLs prices.

Oil revenues decreased slightly from $35.8 million in the first three months of 2015 to $35.7 million in the first three months of 2016 as a result of a $15.55 per Bbl, or 37%, decrease in our average realized oil price, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $48.59 per Bbl during the three months ended March 31, 2015 to $33.23 per Bbl during the three months ended March 31, 2016. The impact of the decrease in average realized price was offset by a 492 MBbls, or 58%, increase in oil production volumes in 2016 compared to the prior year principally due to the positive impact of the LRE and Eagle Rock Mergers.

Natural gas revenues decreased by 34% from $55.8 million in the first three months of 2015 to $36.9 million in the first three months of 2016 as a result of a $0.78 per Mcf, or 38%, decrease in our average realized natural gas price, excluding hedges. The decrease in average realized natural gas price is primarily due to a lower average NYMEX price, which decreased from $2.98 per Mcf during the three months ended March 31, 2015 to $2.10 per Mcf during the three months ended March 31, 2016. The impact of the decrease in average realized price was partially offset by a 1,531 MMcf, or 6%, increase in our natural gas production volumes attributable to the impact from the LRE and Eagle Rock Mergers completed during the fourth quarter of 2015 wherein we realized the benefit of a full quarter of production in the first three months of 2016.

NGLs revenues increased 21% during the first three months of 2016 compared to the same period in 2015 due to a 515 MBbls, or 88%, increase in NGLs production volumes due to the positive impact of our acquisitions and the LRE and Eagle Rock Mergers, offset by a $4.41 per Bbl, or 35%, decrease in our average realized NGLs price, excluding hedges.

Overall, our total production for the three months ended March 31, 2016 increased by 21% on a Mcfe basis compared to the same period in 2015, which was attributable to the impact from the LRE and Eagle Rock Mergers whereby we experienced the benefit of their operations beginning in the fourth quarter of 2015.

On a Mcfe basis, crude oil, natural gas, and NGLs accounted for 19%, 66% and 15%, respectively, of our production during the three months ended March 31, 2016 compared to 14%, 76% and 10%, respectively, of our production during the same period in 2015.

Hedging and Price Risk Management Activities

During the three months ended March 31, 2016, we recognized $31.8 million in net gains on commodity derivative contracts. Cash payments on matured commodity derivative contracts of $72.6 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by arranging for the counterparty to pay us when commodity prices are below the hedged price and for us to pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by $6.9 million to $42.3 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, of which $9.7 million related to increased lease operating expenses for oil and natural gas properties acquired in the LRE and Eagle Rock Mergers. The increase was offset by a $2.8 million decrease in maintenance and repair expenses on existing wells and lower lease operating expenses as a result of cost reduction initiatives including price negotiations with field vendors.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes decreased by $2.8 million for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to lower wellhead revenues as a result of the decrease in our average realized oil and natural gas prices. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 10.6% and 11.6% for the three months ended March 31, 2016 and 2015, respectively. The percentage was lower during the three months ended March 31, 2016 primarily due to lower tax rates on properties acquired in the LRE and Eagle Rock Mergers in the states of Alabama and Oklahoma.

Depreciation, depletion, amortization, and accretion decreased by approximately $18.8 million to $48.1 million for the three months ended March 31, 2016 from approximately $66.8 million for the three months ended March 31, 2015 due to a decrease in the depletion base as a result of the non-cash ceiling impairment charges recorded during 2015.

An impairment of oil and natural gas properties of $207.8 million was recognized during the three months ended March 31, 2016 as a result of a decline in oil and natural gas prices at the measurement date, March 31, 2016. The first quarter 2016 impairment was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil. The first quarter 2015 impairment of $132.6 million was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses increased $3.5 million to $8.6 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily resulting from about

$4.2 million related to the hiring of additional employees, higher office expenses and professional services related to the LRE and Eagle Rock Mergers completed in the fourth quarter of 2015 and the change in the accrual of employee bonuses for the 2015 performance year discussed below of about $1.3 million. This increase was partially offset by a decrease of about $2.0 million in Texas franchise tax attributed to the increase in the deferred tax asset associate with our oil and natural gas properties. The increase in selling, general and administrative expenses was offset by a decrease of $1.6 million in non-cash compensation expense for the three months ended March 31, 2016 as compared to the same period in 2015, primarily related to the change in the accrual of employee bonuses that will be paid in cash during 2016 rather than in Company common units as it was during 2015.

Other Income and Expense

Interest expense increased to $25.7 million for the three months ended March 31, 2016 from $20.2 million for the three months ended March 31, 2015 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the three months ended March 31, 2016 compared to the same period in 2015. For the three months ended March 31, 2016, we recorded a gain on extinguishment of debt amounting to $89.7 million which represents the difference between the aggregate fair market value the Senior Secured Second Lien Notes issued and the net carrying amount of Senior Notes due 2020 that were part of the debt exchange transaction entered into in February 2016.

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

As of March 31, 2016, our critical accounting policies were consistent with those discussed in our 2015 Annual Report.

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

Liquidity and Capital Resources

Overview

Historically, we have obtained financing through proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for and acquiring additional reserves. We expect to fund our drilling and maintenance capital expenditures with cash flow from operations. However, based on current market conditions, we expect it will be difficult to fund any acquisition capital expenditures through traditional public equity and debt markets as we have in the past. Until our access to debt and equity financing through the capital markets improves, our principal focus of our liquidity will be on generating excess cash flow from operations and asset sales which will be used to reduce borrowings under our Reserve-Based Credit Facility.

As of April 29, 2016, we have approximately $113.0 million of available liquidity, after reflecting a $4.5 million reduction in availability for letters of credit and a $25.0 million increase for available cash. The borrowing base under our Reserve-Based Credit Facility is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. Our current borrowing base is $1.78 billion. We are currently in the process of our semi-annual borrowing base redetermination and anticipate the SCOOP/STACK Divestiture will be consummated at the same time in May 2016, allowing us to significantly reduce borrowings under our Reserve-Based Credit facility. However, based on market conditions, continued declines in oil and natural gas prices and recent conversations with our administrative agent, we expect that our borrowing base will be redetermined to a level below our outstanding borrowings in our May 2016 redetermination causing a small deficiency. Our internal forecasts show that we will generate a substantial amount of excess cash flow over the course of 2016 which we expect will be sufficient to repay the borrowing base deficiency. In the case of a borrowing base deficiency, our Reserve-Based Credit facility requires us to repay the deficiency in equal monthly installments over a six month period.

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

We cannot assure you that our business will generate sufficient cash flow from operations to service our outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying our drilling program; or

•	seeking to raise additional capital through non-traditional lending or other private sources of capital.

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

Cash Flow from Operations

Net cash provided by operating activities was $50.2 million during the three months ended March 31, 2016, compared to $113.7 million during the three months ended March 31, 2015. Changes in working capital decreased total cash flows by $19.1 million for the three months ended March 31, 2016 and increased total cash flows by $48.1 million in the same period in 2015. Contributing to the decrease in working capital during 2016 was a $48.9 million decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The decrease was offset by a $23.1 million decrease in accounts receivable related to the timing of receipts from production. The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the three months ended March 31, 2016 or 2015.

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

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $10.2 million for the three months ended March 31, 2016, compared to $25.9 million during the same period in 2015. Cash used in investing activities during the first three months of

2016 primarily included $20.3 million for the drilling and development of oil and natural gas properties, $7.5 million for the acquisition of a 51% joint venture interest in the Potato Hills Gas Gathering System and $3.0 million for deposits and prepayments related to the drilling and development of oil and natural gas properties. Also during the first three months of 2016, we received $21.1 million in proceeds from the sale of oil and natural gas properties. Net cash used in investing activities during the first three months of 2015 primarily included $25.1 million for the drilling and development of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $40.0 million and $73.3 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in financing activities during the three months ended March 31, 2016 included $19.1 million in net repayments of our long-term debt and $18.6 million cash paid to preferred, common and Class B unitholders in the form of distributions. Net cash used in financing activities during the three months ended March 31, 2015 included $31.1 million in net repayments of our long-term debt and $52.0 million cash paid to preferred, common and Class B unitholders in the form of distributions. Additionally, cash provided by financing activities during the three months ended March 31, 2015 included net proceeds from our public common unit offerings of $12.2 million.

Debt and Credit Facilities

Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.78 billion (the “Reserve-Based Credit Facility”). As of March 31, 2016, there were approximately $1.67 billion of outstanding borrowings and $106.6 million of borrowing capacity under the Reserve-Based Credit Facility, after consideration of a $4.5 million reduction in availability for letters of credit (discussed below).

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

The borrowing base is subject to adjustments from time to time (but not less than on a semi-annual basis) based on the projected discounted present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. We are currently in the process of our semi-annual borrowing base redetermination and anticipate the SCOOP/STACK Divestiture will be consummated at the same time in May 2016, allowing us to significantly reduce borrowings under our Reserve-Based Credit facility. However, based on market conditions, continued declines in oil and natural gas prices and recent conversations with our administrative agent, we expect that our borrowing base will be redetermined to a level below our outstanding borrowings in our May 2016 redetermination causing a small deficiency. Our internal forecasts show that we will generate a substantial amount of excess cash flow over the course of 2016 which we expect will be sufficient to repay the borrowing base deficiency. In the case of a borrowing base deficiency, our Reserve-Based Credit facility requires us to repay the deficiency in equal monthly installments over a six month period.

As of April 29, 2016, we have $113.0 million of available liquidity, after reflecting a $4.5 million reduction in availability for letters of credit (as discussed below) and a $25.0 million increase for available cash.

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

As of March 31, 2016, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

The Reserve-Based Credit Facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC Topic 815, “Derivatives and Hedging,” which includes the current portion of derivative contracts; and

•
consolidated debt to consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, accretion, changes in fair value of derivative instruments and other similar charges, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures of not more than 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond.

We have the ability to borrow under the Reserve-Based Credit Facility to pay distributions to unitholders as long as there has not been a default or an event of default.

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at March 31, 2016. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the Reserve-Based Credit Facility and exercise other rights and remedies. Each of the following will be an event of default:

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

•
a change of control, which includes (1) an acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934, as amended and the rules and regulations of the SEC) of equity interests representing more than 25% of the aggregate ordinary voting power represented by our issued and outstanding equity interests, or (2) the replacement of a majority of our directors by persons not approved by our board of directors.

Letters of Credit

At March 31, 2016, we have unused irrevocable standby letters of credit of approximately $4.5 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

8.375% Senior Notes Due 2019

At March 31, 2016, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of our existing subsidiaries, all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”).

We have the option to redeem some or all of the Senior Notes due 2019 at any time at redemption prices equal to the aggregate principal amount multiplied by (i) 102.094% if such Senior Notes due 2019 are redeemed in 2016 and (ii) 100.000% if such Senior Notes due 2019 are redeemed in 2017 and thereafter.

7.875% Senior Notes Due 2020

At March 31, 2016, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

Under the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”), our Subsidiary Guarantors (other than VNRF) have unconditionally guaranteed, jointly and severally, on an unsecured basis, the Senior Notes due 2020, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Notes Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Senior Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2020 achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Notes Indenture exists, many of the foregoing covenants will terminate. At March 31, 2016, based on the most restrictive covenants of the Senior Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $57.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

Interest on the Senior Notes due 2020 is payable on April 1 and October 1 of each year. We may redeem some or all of the Senior Notes due 2020 at any one or more occasions on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes due 2020 as of April 1, 2016, plus accrued and unpaid interest, if any, on the Senior Notes due 2020 redeemed, declining to 100% on April 1, 2018 and thereafter. We had the option to redeem some or all of the Senior Notes due 2020 at any one or more occasions prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes due 2020 thereof, plus a “make-whole” premium, and accrued and unpaid interest to the redemption date. We did not redeem any of the Senior Notes due 2020 prior to April 1, 2016. If we sell certain of our assets or experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes due 2020 at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes due 2020, respectively.

7.0 % Senior Secured Second Lien Notes Due 2023

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

Under the indenture governing the Senior Secured Second Lien Notes (the “Senior Secured Second Lien Notes Indenture”), the Subsidiary Guarantors (other than VNRF) have unconditionally guaranteed, jointly and severally, the Senior Secured Second Lien Notes, subject to release under certain of the following circumstances: (i) upon the sale or other disposition of all or substantially all of the subsidiary’s properties or assets, (ii) upon the sale or other disposition of our equity interests in the subsidiary, (iii) upon designation of the subsidiary as an unrestricted subsidiary in accordance with the terms of the Senior Secured Second Lien Indenture, (iv) upon legal defeasance or covenant defeasance or the discharge of the Senior Secured Second Lien Notes Indenture, (v) upon the liquidation or dissolution of the subsidiary; (vi) upon the subsidiary ceasing to guarantee any other of our indebtedness and to be an obligor under any of our credit facilities, or (vii) upon such subsidiary dissolving or ceasing to exist after consolidating with, merging into or transferring all of its properties or assets to us.

The Senior Secured Second Lien Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Secured Second Lien Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Secured Second Lien Notes Indenture exists, many of the foregoing covenants will terminate. At March 31, 2016, based on the most restrictive covenants of the Senior Secured Second Lien Notes Indenture, our cash balance and the borrowings available under the Reserve-Based Credit Facility, $57.0 million of members’ equity is available for distributions to unitholders, while the remainder is restricted.

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million for the three months ended March 31, 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 included in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million,.

Lease Financing Obligations

On October 24, 2014, as part of acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin (the “Piceance Acquisition”), we entered into an assignment and assumption agreement with Bank of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and related facilities, and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

A summary of our contractual obligations as of March 31, 2016 is provided in the following table (in thousands):

	Payments Due by Year
	2016	2017	2018	2019	2020	After 2020	Total
Management base salaries	$1,243	$1,590	$1,670	$—	$—	$—	$4,503
Asset retirement obligations (1)	9,024	9,347	9,445	7,042	9,113	226,600	270,571
Derivative liabilities (2)	18,574	11,342	2,222	1,504	—	—	33,642
Reserve-Based Credit Facility (3)	—	—	1,670,000	—	—	—	1,670,000
Senior Notes and related interest (4)	46,931	39,645	39,645	163,901	389,347	—	679,469
Operating leases	2,919	3,898	1,798	1,342	216	—	10,173
Development commitments (5)	34,504	—	—	—	—	—	34,504
Firm transportation agreements (6)	10,964	12,512	11,696	9,661	410	—	45,243
Lease Financing Obligations (7)	4,082	5,442	5,442	5,442	4,359	1,278	26,045
Total	$128,241	$83,776	$1,741,918	$188,892	$403,445	$227,878	$2,774,150

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

(4)
Consists of the Senior Notes due 2019, the Senior Notes due 2020, the Senior Secured Second Lien Notes and the related interest thereon. The Senior Secured Second Lien Notes will mature on (i) February 15, 2023 or (ii) December 31, 2019 if, prior to December 31, 2019, we have not repurchased, redeemed or otherwise repaid in full all of the Senior Notes due 2020 outstanding at that time in excess of $50.0 million in aggregate principal amount and, to the extent we repurchased, redeemed or otherwise repaid the Senior Notes due 2020 with proceeds of certain indebtedness, if such indebtedness has a final maturity date no earlier than the date that is 91 days after February 15, 2023. The table has been prepared assuming that the Senior Secured Second Lien Notes will mature on December 31, 2019.

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus:

•	Net income (loss) attributable to non-controlling interest.

The result is net income (loss) which includes the non-controlling interest. From this we add or subtract the following:

•	Net interest expense;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Gain on extinguishment of debt;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Transaction costs incurred on acquisitions and mergers; and

•	Non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard unitholders.

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

For the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, Adjusted EBITDA attributable to Vanguard unitholders increased 9%, from $85.3 million to $92.8 million. The following table presents a reconciliation of consolidated net loss to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net loss attributable to Vanguard unitholders	$(145,284)	$(118,830)
Add: Net income attributable to non-controlling interests	$24	$—
Net loss	$(145,260)	$(118,830)
Plus:
Interest expense	25,704	20,189
Depreciation, depletion, amortization, and accretion	48,053	66,840
Impairment of oil and natural gas properties	207,764	132,610
Net gains on commodity derivative contracts	(31,759)	(59,033)
Net cash settlements received on matured commodity derivative contracts (a)(b)(c)	72,617	38,291
Net losses on interest rate derivative contracts (d)	4,691	1,203
Gain on extinguishment of debt	(89,714)	—
Texas margin taxes	(1,934)	108
Compensation related items	2,397	3,961
Transaction costs incurred on acquisitions and mergers	344	—
Adjusted EBITDA before non-controlling interest	$92,903	$85,339
Adjusted EBITDA attributable to non-controlling interest	$(140)	$—
Adjusted EBITDA attributable to Vanguard unitholders	$92,763	$85,339

(a) Excludes premiums paid, whether at inception or deferred, for derivative contracts that settled during the period. We consider the cost of premiums paid for derivatives as an investment related to our underlying oil and natural gas properties.	$876	$520
(b) Excludes the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. We consider the amounts paid to sellers for derivative contracts assumed with business combinations a part of the purchase price of the underlying oil and natural gas properties. Also excludes the fair value of derivative contracts acquired and settled during the period.	$2,509	$8,549
(c) Excludes fair value of restructured derivative contracts.	$—	(31,945)
(d) Includes settlements paid on interest rate derivatives	$2,605	$990

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

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our oil, natural gas and NGLs production. Realized pricing is primarily driven by prevailing spot market prices at our primary sales points and the applicable index prices. Pricing for oil, natural gas and NGLs production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the potential exists that if commodity prices decline to a certain level, the borrowing base for our Reserve-Based Credit Facility can be decreased at the borrowing base redetermination date to an amount lower than the amount of debt currently outstanding and, because it would be uneconomical, production could decline to levels below our hedged volumes. Furthermore, the risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves, or if estimated future development costs increase.

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

•	Swaption agreements - where we provide options to counterparties to extend swap contracts into subsequent periods.

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

At March 31, 2016, the fair value of commodity derivative contracts was an asset of approximately $284.4 million, of which $223.2 million settles during the next twelve months.

The following tables summarize oil, natural gas and NGLs commodity derivative contracts in place at March 31, 2016.

	April 1 -December 31, 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	54,635,416	40,912,760
Fixed Price ($/MMBtu)	$4.36	$3.95
Three-Way Collars:
Notional Volume (MMBtu)	9,625,000	16,425,000
Floor Price ($/MMBtu)	$3.95	$3.92
Ceiling Price ($/MMBtu)	$4.25	$4.23
Put Sold ($/MMBtu)	$3.00	$3.37

	April 1 -December 31, 2016	Year 2017
Oil Positions:
Fixed-Price Swaps (West Texas Intermediate):
Notional Volume (Bbls)	1,406,822	749,698
Fixed Price ($/Bbl)	$84.01	$85.70
Fixed-Price Swaps (Light Louisiana Sweet):
Notional Volume (Bbls)	—	168,000
Fixed Price ($/Bbl)	$—	$91.25
Collars:
Notional Volume (Bbls)	366,000	—
Floor Price ($/Bbl)	$38.00	$—
Ceiling Price ($/Bbl)	$47.25	$—
Puts:
Notional Volume (Bbls)	275,000	—
Put Price ($/Bbl)	$60.00	$—
Three-Way Collars:
Notional Volume (Bbls)	797,500	—
Floor Price ($/Bbl)	$90.00	$—
Ceiling Price ($/Bbl)	$96.18	$—
Put Sold ($/Bbl)	$73.62	$—

April 1 -December 31, 2016
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Propane
Notional Volume (Bbls)	342,150
Fixed Price ($/Bbl)	$23.62
Mont Belvieu N. Butane
Notional Volume (Bbls)	151,150
Fixed Price ($/Bbl)	$28.54
Mont Belvieu Isobutane
Notional Volume (Bbls)	71,850
Fixed Price ($/Bbl)	$28.54
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	115,800
Fixed Price ($/Bbl)	$53.50

As of March 31, 2016, the Company sold the following put option contracts:

	April 1 -December 31, 2016	Year 2017
Gas Positions:
Notional Volume (MMBtu)	1,375,000	1,825,000
Put Sold ($/MMBtu)	$3.00	$3.50
Oil Positions:
Notional Volume (Bbls)	110,000	73,000
Put Sold ($/Bbl)	$75.00	$75.00

As of March 31, 2016, the Company had the following open range bonus accumulator contracts:

April 1 -December 31, 2016
Oil Positions:
Notional Volume (Bbls)	137,500
Bonus ($/Bbl)	$4.00
Range Ceiling ($/Bbl)	$100.00
Range Floor ($/Bbl)	$75.00

As of March 31, 2016, the Company had the following open basis swap contracts:

	April 1 -December 31, 2016	Year 2017
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	28,875,000	10,950,000
Weighted-basis differential ($/MMBtu)	$(0.20)	$(0.22)
Houston Ship Channel and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	726,084	—
Weighted-basis differential ($/MMBtu)	$(0.08)	$—
TexOk and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	212,602	—
Weighted-basis differential ($/MMBtu)	$(0.10)	$—
WAHA and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	1,194,818	—
Weighted-basis differential ($/MMBtu)	$(0.13)	$—

April 1 -December 31, 2016
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	727,350
Weighted-basis differential ($/Bbl)	$(1.01)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	165,000
Weighted-basis differential ($/Bbl)	$(0.43)
WTI and West Canadian Select Basis Differential
Notional Volume (Bbls)	550,000
Weighted-basis differential ($/Bbl)	$(14.25)

As of March 31, 2016, the Company sold calls as follows:

	April 1 - December 31, 2016	Year 2017
Gas Positions:
Notional Volume (MMBtu)	6,875,000	9,125,000
Weighted Average Fixed Price ($/MMBtu)	$4.25	$3.00
Oil Positions:
Notional Volume (Bbls)	467,500	365,000
Weighted Average Fixed Price ($/Bbl)	$50.00	$95.00

As of March 31, 2016, the Company had the following open swaptions contracts:

	Year 2017	Year 2018
Gas Positions:
Notional Volume (MMBtu)	2,062,500	675,000
Weighted Average Fixed Price ($/MMBtu)	$2.74	$2.74

Interest Rate Risks

At March 31, 2016, we had debt outstanding of $2.2 billion. The amount outstanding under our Reserve-Based Credit Facility at March 31, 2016 was approximately $1.67 billion and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.5 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under net gains or losses on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at March 31, 2016 (in thousands):

	April 1 - December 31, 2016	Year 2017	Year 2018	Year 2019
Weighted Average Notional Amount	$564,345	256,342	192,836	175,000
Weighted Average Fixed LIBOR Rate	1.85%	2.15%	2.31%	2.32%

Counterparty Risk

At March 31, 2016, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at March 31, 2016
ABN AMRO (A)	$3,414	$601	$—	$—	$4,015
Bank of America (A)	34,601	17,065	—	—	51,666
Barclays (A-)	16,655	383	—	—	17,038
BMO (A+)	6,670	1,514	—	—	8,184
CIBC (A+)	3,264	1,069	—	—	4,333
Citibank (A)	6,829	2,554	—	—	9,383
Comerica (A-)	9,054	—	—	—	9,054
Commonwealth Bank of Australia (AA-)	1,166	711	—	—	1,877
Credit Agricole (A)	—	—	—	(168)	(168)
Fifth Third Bank (A-)	848	—	—	—	848
Huntington Bank (BBB+)	3,196	—	—	—	3,196
ING Financial Markets (A)	34,506	—	—	—	34,506
JP Morgan (A-)	43,773	7,842	—	—	51,615
Morgan Stanley (BBB+)	6,537	3,815	—	—	10,352
Natixis (A)	2,925	567	—	—	3,492
NextEra Energy Inc. (A-)	16	—	—	—	16
RBC (AA-)	9,842	3,770	—	—	13,612
Scotia Capital (A+)	15,968	5,093	—	—	21,061
SunTrust (A-)	1,191	754	—	—	1,945
Wells Fargo (AA-)	16,196	9,429	—	—	25,625
Total	$216,651	$55,167	$—	$(168)	$271,650

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $271.8 million at March 31, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also a party to separate legal proceedings relating to (i) our merger with LRR Energy, L.P. (the “LRE Merger”), (ii) our merger with Eagle Rock Energy Partners, L.P. (the “Eagle Rock Merger”) and (iii) our debt exchange, which closed in February 2016, as further discussed below.

Litigation Relating to the LRE Merger

Since the filing of our 2015 Annual Report on Form 10-K on March 8, 2016, there have been no material developments with respect to the litigation relating to the LRE Merger.

Litigation Relating to the Eagle Rock Merger

On May 28, 2015 and June 10, 2015, alleged Eagle Rock unitholders (the “State Plaintiffs”) filed two derivative and class action lawsuits against Eagle Rock, Eagle Rock GP, Eagle Rock Energy G&P, LLC (“Eagle Rock G&P”), Vanguard, Talon Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard (“Merger Sub”), and the members of Eagle Rock G&P’s board of directors (collectively, the “Defendants”). These lawsuits were consolidated as Irving and Judith Braun v. Eagle Rock Energy GP, L.P. et al., Cause No. 2015-30441, in the District Court of Harris County, Texas, 125th Judicial District (the “State Lawsuits”). On November 11, 2015, the State Lawsuits were voluntarily dismissed without prejudice.

On June 1, 2015, another alleged Eagle Rock unitholder filed a class action lawsuit against Eagle Rock G&P and the members of Eagle Rock G&P’s board of directors (the “Federal Defendants”). This lawsuit was styled Pieter Heydenrych v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470, in the United States District Court for the Southern District of Texas, Houston Division (the “Federal Lawsuit”). On February 12, 2016, certain additional alleged Eagle Rock unitholders (the “Federal Plaintiffs”) amended the complaint in the Federal Lawsuit (the “Amended Complaint”), which is now styled Irving Braun, et al. v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470.

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

On March 28, 2016, the Federal Defendants filed a motion to dismiss the Federal Lawsuit in its entirety under Federal Rule of Civil Procedure 12(b)(6). The Federal Defendants argue that, among other things, the Federal Lawsuit should be dismissed because the Federal Plaintiffs (i) use incorrect EBITDA figures as the basis for the calculations in the Amended Complaint, (ii) improperly base their omission claims on publicly available information, (iii) allege the Federal Defendants should have disclosed information that was speculative or contingent, (iv) inadequately allege the purported omissions that rendered the proxy statement misleading, (v) improperly base their claims on forward-looking statements protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and (vi) fail to allege the Federal Defendants knew of the alleged violation of Section 11 of the Securities Act.

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

Litigation Relating to the Debt Exchange

On March 1, 2016, a purported holder of the 7.875% Senior Notes due 2020, Gregory Maniatis, individually and purportedly on behalf of other non-qualified institutional buyers (“non-QIBs”) who beneficially held the Senior Notes due 2020 (the “Debt Exchange Plaintiff”), filed a class action lawsuit, against Vanguard and VNRF (collectively, the “Debt Exchange Defendants”). The lawsuit is styled Gregory Maniatis v. Vanguard Natural Resources, LLC and VNR Finance Corp., Case No. 1:16-cv-1578, in the United States District Court for the Southern District of New York (the “Debt Exchange Lawsuit”).

The Debt Exchange Plaintiff alleges a variety of causes of action challenging the Company’s debt exchange, whereby the Debt Exchange Defendants issued new 7.0% Senior Secured Second Lien Notes due 2023 in exchange for certain Senior Notes due 2020, including that the Debt Exchange Defendants have allegedly (a) violated Section 316(b) of the Trust Indenture Act of 1939 by benefiting themselves and a minority of the holders of Senior Notes due 2020 at the expense of the non-QIB holders of Senior Notes due 2020, (b) breached the terms of the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”) and the Debt Exchange Plaintiff’s and class members’ contractual rights under the Senior Notes Indenture, (c) violated the implied covenant of good faith and fair dealing in connection with the debt exchange, and (d) unjustly enriched themselves at the expense of the Debt Exchange Plaintiff and class members by reducing indebtedness and reducing the value of the Senior Notes due 2020.

Based on these allegations, the Debt Exchange Plaintiff seeks declaratory relief that the debt exchange and the liens created for the benefit of the Senior Secured Second Lien Notes are null and void and that the debt exchange effectively resulted in a default under the Senior Notes Indenture. The Debt Exchange Plaintiff also seeks monetary damages and attorneys’ fees.

The Debt Exchange Lawsuit is in the early stages of litigation. The Debt Exchange Defendants have appeared in the case, but have yet to answer, move to dismiss or otherwise respond to the Debt Exchange Lawsuit. On March 28, 2016, the District Court extended the Debt Exchange Defendants’ time to answer, move to dismiss, or otherwise respond until a date to be set by the court after the court rules on the Debt Exchange Plaintiff’s motion to consolidate all related cases. Vanguard cannot predict the outcome of the Debt Exchange Lawsuit or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the Debt Exchange Lawsuit. The Debt Exchange Defendants believe the Debt Exchange Lawsuit is without merit and intend to vigorously defend against it.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our 2015 Annual Report on Form 10-K. There have been no material changes to the risk factors set forth in our 2015 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits
 EXHIBIT INDEX

Each exhibit identified below is filed as a part of this Report.

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
2.1	Purchase and Sale Agreement, dated March 29, 2016, among Vanguard Operating, LLC, NonOp Solutions III, L.P. and NonOp Solutions IV LP.	Exhibit 2.1 to Form 8-K, filed March 30, 2016 (File No. 001-33756)
3.1	Fifth Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC.	Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.1	Indenture, dated as of February 10, 2016, among Vanguard Natural Resources, LLC, VNR Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee and collateral trustee.	Exhibit 4.1 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
4.2
First Supplemental Indenture, dated as of February 16, 2016, among Vanguard Natural Resources, LLC, VNR Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee and collateral trustee.
Exhibit 4.2 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
4.3
Second Supplemental Indenture, dated as of December 9, 2015, among Vanguard Natural Resources, LLC, VNR Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee and collateral trustee.

Exhibit 4.3 to Form 10-K, filed March 8, 2016 (File No. 001-33756)
4.4	Fourth Supplemental Indenture effective as of October 8, 2015, among and Vanguard Operating, LLC, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee	Exhibit 4.12 to Form 10-K, filed March 8, 2016 (File No. 001-33756)
4.5	Specimen Unit Certificate for the 7.875% Series A Cumulative Redeemable Perpetual Preferred Units	Exhibit B to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.6	Specimen Unit Certificate for the 7.625% Series B Cumulative Redeemable Perpetual Preferred Units	Exhibit C to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.7	Specimen Unit Certificate for the 7.75% Series C Cumulative Redeemable Perpetual Preferred Units	Exhibit D to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
10.1	Second Lien Pledge and Security Agreement, dated as of February 10, 2016, by and among Vanguard Natural Resources, LLC, VNR Finance Corp. and U.S. Bank National Association, as collateral agent.	Exhibit 10.1 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.2
Second Lien Pledge and Security Agreement, dated as of February 10, 2016, by and among certain subsidiaries and affiliates of Vanguard Natural Resources, LLC and U.S. Bank National Association, as collateral agent.
Exhibit 10.2 to Form 8-K, filed February 17, 2016 (File No. 001-33756)

10.3
Intercreditor Agreement, dated as of February 10, 2016, by and among Citibank, N.A., as priority lien agent, and U.S. Bank National Association, as second lien collateral trustee, and acknowledged and agreed to by Vanguard Natural Gas, LLC, VNR Finance Corp. and Vanguard Natural Resources, LLC.
Exhibit 10.3 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.4
Collateral Trust Agreement, dated as of February 10, 2016, by and among Vanguard Natural Resources, LLC, VNR Finance Corp., the grantors and guarantors named therein and U.S. Bank National Association as trustee and as collateral trustee.
Exhibit 10.4 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.5	Amended and Restated Employment Agreement, effective as of January 1, 2016, by and among Vanguard Natural Resources, LLC, VNR Holdings, LLC and Scott W. Smith.	Exhibit 10.1 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.6	Amended and Restated Employment Agreement, effective as of January 1, 2016, by and among Vanguard Natural Resources, LLC, VNR Holdings, LLC and Richard A. Robert.	Exhibit 10.2 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.7	Amended and Restated Employment Agreement, effective as of January 1, 2016, by and among Vanguard Natural Resources, LLC, VNR Holdings, LLC and Britt Pence.	Exhibit 10.3 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.8	Form of Restricted Unit Award Agreement.	Exhibit 10.4 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.9	Form of Phantom Unit Award Agreement.	Exhibit 10.5 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: May 3, 2016
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)