Form 10-Q
period 2016-09-30
Vanguard Natural Resources, LLC
filed 2016-11-09
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
☐  Yes ☒  No

Common units outstanding on November 7, 2016: 131,024,208.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”), and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. These factors and risks include, but are not limited to:

•	risks relating to any of our unforeseen liabilities;

•	further declines in oil, natural gas liquids (“NGLs”) or natural gas prices;

•	the level of success in exploitation, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices;

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to level of indebtedness and periodic redeterminations of the borrowing base under our reserve-based credit facility;

•	ability to comply with covenants contained in the agreements governing our indebtedness, including liquidity covenants in our reserve-based credit facility;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to generate sufficient cash flows to resume cash distributions or grow them after such resumption;

•	ability to obtain external capital to finance exploitation and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing;

•	failure of properties to yield oil or gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and gas operations;

•	inability to access oil and gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance;

•	change to tax treatment;

•	lack of sufficient cash flow to pay down our borrowing base deficiency;

•	inability to access debt and equity capital markets and the unreasonable costs of, or our inability to access, alternative sources of capital;

•	ability to consummate restructuring transactions;

•	potential adverse impact of restructuring transactions, whether financial or operational; and

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$41,999	$33,624	$127,594	$113,425
Natural gas sales	52,454	50,851	121,756	146,502
NGLs sales	10,733	6,352	30,752	25,635
Net gains (losses) on commodity derivative contracts	21,099	64,328	(15,752)	102,561
Total revenues	126,285	155,155	264,350	388,123
Costs and expenses:
Production:
Lease operating expenses	39,386	34,169	120,228	101,247
Production and other taxes	11,823	9,082	29,967	31,262
Depreciation, depletion, amortization, and accretion	32,096	52,428	118,935	182,443
Impairment of oil and natural gas properties	—	491,487	365,658	1,357,462
Impairment of goodwill	252,676	—	252,676	—
Selling, general and administrative expenses	11,454	8,046	35,884	26,239
Total costs and expenses	347,435	595,212	923,348	1,698,653
Loss from operations	(221,150)	(440,057)	(658,998)	(1,310,530)
Other income (expense):
Interest expense	(22,976)	(21,130)	(72,612)	(61,693)
Net gains (losses) on interest rate derivative contracts	764	(807)	(6,061)	(2,291)
Net loss on acquisition of oil and natural gas properties	(2,117)	(284)	(3,782)	(284)
Gain on extinguishment of debt	—	—	89,714	—
Other	111	1	363	46
Total other income (expense), net	(24,218)	(22,220)	7,622	(64,222)
Net loss	$(245,368)	$(462,277)	$(651,376)	$(1,374,752)
Less: Net income attributable to non-controlling interests	(27)	—	(91)	—
Net loss attributable to Vanguard unitholders	(245,395)	(462,277)	(651,467)	(1,374,752)
Distributions to Preferred unitholders	(6,690)	(6,690)	(20,069)	(20,070)
Net loss attributable to Common and Class B unitholders	$(252,085)	$(468,967)	$(671,536)	$(1,394,822)

Net loss per Common and Class B unit – basic and diluted	$(1.92)	$(5.39)	$(5.12)	$(16.25)
Weighted average Common units outstanding
Common units – basic & diluted	131,040	86,592	130,862	85,414
Class B units – basic & diluted	420	420	420	420
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$38,794	$—
Trade accounts receivable, net	100,707	115,200
Derivative assets	94,987	236,886
Other current assets	6,061	6,436
Total current assets	240,549	358,522
Oil and natural gas properties, at cost	4,705,609	4,961,218
Accumulated depletion, amortization and impairment	(3,712,323)	(3,239,242)
Oil and natural gas properties evaluated, net – full cost method	993,286	1,721,976
Other assets
Goodwill	253,370	506,046
Derivative assets	8,301	80,161
Other assets	50,379	28,887
Total assets	$1,545,885	$2,695,592

Liabilities and members’ deficit
Current liabilities
Accounts payable:
Trade	$4,163	$22,895
Affiliates	1,822	1,757
Accrued liabilities:
Lease operating	11,818	19,910
Development capital	7,752	26,726
Interest	17,728	11,958
Production and other taxes	39,803	40,472
Other	3,863	10,378
Derivative liabilities	33	356
Oil and natural gas revenue payable	27,284	44,823
Distributions payable	—	5,018
Current portion of long-term debt	31,887	—
Other current liabilities	14,958	17,715
Total current liabilities	161,111	202,008
Long-term debt, net of current portion (Note 3)	1,821,594	2,277,931
Derivative liabilities	1,671	—
Asset retirement obligations, net of current portion	258,306	262,432
Other long-term liabilities	40,022	40,656
Total liabilities	2,282,704	2,783,027
Commitments and contingencies (Note 7)
Members’ deficit (Note 8)
Cumulative Preferred units, 13,881,873 units issued and outstanding at September 30, 2016 and December 31, 2015	335,444	335,444
Common units, 131,039,675 units issued and outstanding at September 30, 2016 and 130,476,978 at December 31, 2015	(1,086,872)	(430,494)
Class B units, 420,000 issued and outstanding at September 30, 2016 and December 31, 2015	7,615	7,615
Total VNR members’ deficit	(743,813)	(87,435)
Non-controlling interest in subsidiary	6,994	—
Total members’ deficit	(736,819)	(87,435)
Total liabilities and members’ deficit	$1,545,885	$2,695,592
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND THE YEAR ENDED DECEMBER 31, 2015
(in thousands)
(Unaudited)

	Cumulative Preferred Units	Common Units	Class B	Non-controlling Interest	Total Members’ Equity (Deficit)
Balance at January 1, 2015	$335,444	$1,191,057	$7,615	$—	$1,534,116
Issuance of Common units as consideration for the Eagle Rock Merger, net of merger costs of $5,560	—	253,068	—	—	253,068
Issuance of Common units as consideration for the LRE Merger, net of merger costs of $3,961	—	119,315	—	—	119,315
Issuance of Common units, net of offering costs of $593	—	35,544	—	—	35,544
Repurchase of units under the common unit buyback program		(2,399)	—	—	(2,399)
Distributions to Preferred unitholders (see Note 8)	—	(26,760)	—	—	(26,760)
Distributions to Common and Class B unitholders (see Note 8)	—	(134,019)	—	—	(134,019)
Unit-based compensation	—	16,874	—	—	16,874
Net loss	—	(1,883,174)	—	—	(1,883,174)
Balance at December 31, 2015	$335,444	$(430,494)	$7,615	$—	$(87,435)
Issuance costs related to prior period equity transactions	—	(172)	—	—	(172)
Distributions to Preferred unitholders (see Note 8)	—	(5,575)	—	—	(5,575)
Distributions to Common and Class B unitholders (see Note 8)	—	(8,014)	—	—	(8,014)
Unit-based compensation	—	8,850	—	—	8,850
Net income (loss)	—	(651,467)	—	91	(651,376)
Non-controlling interest in subsidiary	—	—	—	7,453	7,453
Potato Hills cash distribution to non-controlling interest	—	—	—	(550)	(550)
Balance at September 30, 2016	$335,444	$(1,086,872)	$7,615	$6,994	$(736,819)

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
Operating activities	2016	2015
Net loss	$(651,376)	$(1,374,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	118,935	182,443
Impairment of oil and natural gas properties	365,658	1,357,462
Impairment of goodwill	252,676	—
Amortization of deferred financing costs	3,306	3,058
Amortization of debt discount	2,739	216
Compensation related items	8,850	9,732
Net (gains) losses on commodity and interest rate derivative contracts	21,813	(100,270)
Cash settlements received on matured commodity derivative contracts	198,104	125,988
Cash settlements paid on matured interest rate derivative contracts	(6,770)	(2,968)
Net loss on acquisition of oil and natural gas properties	3,782	284
Gain on extinguishment of debt	(89,714)	—
Changes in operating assets and liabilities:
Trade accounts receivable	10,482	73,817
Other current assets	(553)	(7,012)
Net premiums received (paid) on commodity derivative contracts	176	(794)
Accounts payable and oil and natural gas revenue payable	(36,296)	(15,360)
Payable to affiliates	65	689
Accrued expenses and other current liabilities	(32,497)	4,716
Other assets	10,197	8,070
Net cash provided by operating activities	179,577	265,319
Investing activities
Additions to property and equipment	(73)	(329)
Potato Hills Gas Gathering System acquisition	(7,501)	—
Additions to oil and natural gas properties	(49,117)	(80,213)
Acquisitions of oil and natural gas properties	—	(13,004)
Deposits and prepayments of oil and natural gas properties	(12,257)	(13,419)
Proceeds from the sale of oil and natural gas properties	288,483	—
Net cash provided by (used in) investing activities	219,535	(106,965)
Financing activities
Proceeds from long-term debt	93,500	117,500
Repayment of long-term debt	(430,897)	(160,721)
Proceeds from Common unit offerings, net	—	35,549
Repurchase of units under the Common unit buyback program	—	(2,399)
Distributions to Preferred unitholders	(6,690)	(20,070)
Distributions to Common and Class B unitholders	(11,917)	(106,562)
Potato Hills distribution to non-controlling interest	(550)	—
Financing fees	(3,764)	(2,161)
Net cash used in financing activities	(360,318)	(138,864)
Net increase cash and cash equivalents	38,794	19,490
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$38,794	$19,490

Supplemental cash flow information:
Cash paid for interest	$60,575	$47,718
Non-cash financing and investing activity:
Asset retirement obligations, net	$13,208	$24,300
Fair value of derivatives acquired	$—	$31,421
Fair value of terminated derivative contracts	$—	$28,517

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business:

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of September 30, 2016, we own properties and oil and natural gas reserves primarily located in ten operating areas:

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

As of September 30, 2016, our significant accounting policies are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2015 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation:

The consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the nine months ended September 30, 2016 of $365.7 million as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2016 and June 30, 2016. The impairment for the first quarter of 2016 was $207.8 million and was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil. The impairment for the second quarter of 2016 was $157.9 million and was calculated based on the 12-month average price of $2.24 per MMBtu for natural gas and $42.91 per barrel of crude oil. No ceiling test impairment was recorded for the third quarter of 2016.

For the nine months ended September 30, 2015, we recorded a non-cash ceiling test impairment of oil and natural gas properties of $1.4 billion as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2015, June 30, 2015 and September 30, 2015. The impairment for the first quarter of 2015 was $132.6 million and was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil. The impairment for the second quarter of 2015 was $733.4 million and was calculated based on the 12-month average price of $3.44 per MMBtu for natural gas and $71.51 per barrel of crude oil. The impairment for the third quarter of 2015 was $491.5 million and was calculated based on the 12-month average price of $3.11 per MMBtu for natural gas and $59.23 per barrel of crude oil.

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

(c)	Goodwill and Other Intangible Assets:

We account for goodwill under the provisions of the Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1 or whenever indicators of impairment exist using a two-step process.

Due to the decline in prices of oil and natural gas as well as deteriorating market conditions, we performed an interim impairment test at September 30, 2016 as the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test. Based on the results of the the second step of the goodwill impairment test, we recorded a non-cash loss on impairment of goodwill of $252.7 million for the nine months ended

September 30, 2016 to write the goodwill down to its estimated fair value of $253.4 million. Based on evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas and the decline in the market price of our common units.

Any further significant decline in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could change our estimate of the fair value of the reporting unit and could result in an additional impairment charge.

(d)	New Pronouncement Issued But Not Yet Adopted:

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2014-14”) to defer the effective date of ASU No. 2014-09 by one year. Public business entities must apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the method by which we will adopt the standard in 2018 and the impact of the pending adoption of ASU No. 2014-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this ASU will not have any material impact on the calculation or presentation of our results of operations, cash flows or financial position.

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

(f)	Prior Year Financial Statement Presentation

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

In May 2016, we completed the sale of our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $272.5 million, subject to final post-closing adjustments (the “SCOOP/STACK Divestiture”). We received net cash proceeds of $265.0 million from the sale, while $7.5 million of the total consideration is currently held in escrow. The Company used $262.9 million of the cash received to reduce borrowings under our Reserve-Based Credit Facility and $2.1 million to pay for some of the transaction fees related to the sale.

During the nine months ended September 30, 2016, we completed sales of certain of our other properties in several different counties within our operating areas for an aggregate consideration of approximately $22.2 million. All cash proceeds received from the sales of these properties were used to reduce borrowings under our Reserve-Based Credit Facility.

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

The following presents the values assigned to the net assets acquired in the Eagle Rock Merger as of the merger date (in thousands):

Consideration
Market value of Vanguard’s common units issued to Eagle Rock unitholders	$258,282
Long-term debt assumed	156,550
Replacement unit-based payment awards attributable to pre-combination services	346
415,178
Add: fair value of liabilities assumed
Accounts payable and accrued liabilities	53,255
Other current liabilities	2,206
Derivative liabilities	2,201
Asset retirement obligations	48,633
Deferred tax liability	39,327
Other long-term liabilities	1,244
Amount attributable to liabilities assumed	146,866
Less: fair value of assets acquired
Cash	6,971
Trade accounts receivable	13,761
Other current assets	15,664
Oil and natural gas properties	462,715
Derivative assets	90,234
Other assets	9,734
Amount attributable to assets acquired	599,079
Bargain Purchase Gain	$(37,035)

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

Vanguard determined that the bargain purchase gain was primarily attributable to unfavorable market trends between the date the parties agreed to the consideration for the Eagle Rock Merger and the date the transaction was completed, resulting in the decline of Vanguard’s unit price. Although the depressed oil and natural gas market also affected the fair value of Eagle Rock’s oil and natural gas properties, it had a more significant impact on Vanguard’s unit price compared to the resulting decrease in the fair value of those properties. As a result, the fair value of the net assets acquired in the Eagle Rock Merger, including the oil and natural gas properties, exceeded the total consideration paid. During the three and nine months ended September 30, 2016, Vanguard made adjustments to the amounts assigned to the net assets acquired based on new information obtained about facts that existed as of the merger date. As a result, the bargain purchase gain was reduced by $3.8 million. This adjustment is included in the net loss on acquisition of oil and natural gas properties for this period.

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three and nine months ended September 30, 2015 to show the effect on our consolidated results of operations as if our acquisitions and mergers completed in 2015 had occurred on January 1, 2014. The pro forma results also reflect the impact of the SCOOP/STACK Divestiture as if it had occurred on January 1, 2015.

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

The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Pro forma
	Three Months Ended September 30,	Nine months Ended September 30,
	2015	2016	2015
	(in thousands, except per unit data)
Total revenues	$176,404	$246,808	$579,159
Net loss	$(850,404)	$(675,349)	$(1,563,264)
Net loss per unit
Common and Class B units - basic and diluted	$(6.50)	$(5.14)	$(12.05)

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the SCOOP/STACK Divestiture in the pro forma results presented above are as follows (in thousands):

Nine months Ended September 30, 2016
(in thousands)
Revenues	$17,542
Excess of revenues over direct operating expenses	$15,278

Post-Acquisition Operating Results

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for our 2015 acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in thousands)
Eagle Rock Merger
Revenues	$9,160	$42,340
Excess of revenues over direct operating expenses	$3,886	$21,605
LRE Merger
Revenues	$18,427	$34,767
Excess of revenues over direct operating expenses	$12,630	$19,485

3. Long-Term Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	September 30, 2016	December 31, 2015
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,354,000	$1,688,000
Senior Notes due 2019	8.375% (2)	June 1, 2019	51,120	51,120
Senior Notes due 2020	7.875% (3)	April 1, 2020	381,830	550,000
Senior Notes due 2023	7.00%	February 15, 2023	75,634	—
Lease Financing Obligation	4.16%	August 10, 2020 (4)	21,310	24,668
			$1,883,894	$2,313,788
Less:
Current portion of debt under the Reserve-Based Credit Facility (5)			(31,887)	—
Unamortized discount on Senior Notes			(14,174)	(17,651)
Unamortized deferred financing costs (6)			(11,596)	(13,705)
Current portion of Lease Financing Obligation			(4,643)	(4,501)
Total long-term debt			$1,821,594	$2,277,931

(1)	Variable interest rate was 3.02% and 2.90% at September 30, 2016 and December 31, 2015, respectively.

(2)	Effective interest rate was 21.45% at September 30, 2016 and December 31, 2015.

(3)	Effective interest rate was 8.00% at September 30, 2016 and December 31, 2015.

(4)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

(5)	Represents the remaining borrowing base deficiency obligation as of September 30, 2016 payable in two equal monthly installments through November 2016.

(6)
In order to comply with Accounting Standards Update No. 2015-03, unamortized debt issuance costs have been reclassified from other assets to long-term debt on a retrospective basis. This reclassification had no impact on historical income from continuing operations or members’ equity.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion. In May 2016, the lenders party to the Credit Agreement (the “First Lien Lenders”) decreased the Company’s borrowing base from $1.78 billion to $1.325 billion (the “Reserve-Based Credit Facility”) resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million through September 30, 2016. As of September 30, 2016, there were approximately $1.35 billion of outstanding borrowings and approximately $2.9 million in outstanding letters of credit resulting in a borrowing deficiency of $31.9 million under the Reserve-Based Credit Facility.

On September 30, 2016, the Company entered into a waiver (the “Waiver”) to its Credit Agreement, in which the lenders thereto (the “First Lien Lenders”) agreed, among other things, subject to certain conditions, to waive any event of default, so long as the payment was made within the 30-day grace period, resulting from the Company’s election not to make the approximately $15.0 million semi-annual interest payment due on October 3, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020 (defined below). Pursuant to the Waiver, the First Lien Lenders agreed that the Company’s decision to take advantage of the applicable grace period under the indenture governing the Senior Notes due 2020 would not constitute an event of default under the Credit Agreement. A failure to pay interest on the Senior Notes due 2020 following the expiration of the 30-day grace period would have resulted in events of default under the Credit Agreement and the indenture governing the Senior Secured Second Lien Notes (defined below), which would have entitled the trustee under the indenture governing the Senior Secured Second Lien Notes and the First Lien Lenders to declare all obligations thereunder to be immediately due and payable. The Company made the $15.1 million semi-annual interest payment with respect to its Senior Notes due 2020 on October 26, 2016.

On October 26, 2016, the Company entered into the Limited Waiver and Eleventh Amendment (the “Waiver and Eleventh Amendment”) to its Credit Agreement. On November 3, 2016, the Company completed its semi-annual redetermination which led to a further reduction of its borrowing base from $1.325 billion to $1.1 billion, resulting in a borrowing base deficiency of $187.5 million, after consideration of $0.3 million in outstanding letters of credit. For more information, please see Note 11. Subsequent Events of the Notes to the Consolidated Financial Statements.

The Company’s failure to repay any of the installments due related to the borrowing base deficiency shall constitute an event of default under the Credit Agreement and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under our Senior Notes due 2020 and Senior Secured Second Lien Notes. In such case, we may not have sufficient assets to repay our creditors, including the holders of our Senior Notes due 2020 or Senior Notes due 2019 (defined below). As a result, there may not be any value remaining attributable to the holders of our common units and Cumulative Preferred Units.

Interest rates under the Reserve-Based Credit Facility are based on Eurodollar (LIBOR) or ABR (Prime) indications, plus a margin. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. At September 30, 2016, the applicable margin and other fees increase as the utilization of the borrowing base increases as follows:

Borrowing Base Utilization Grid

Borrowing Base Utilization Percentage	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans Margin	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans Margin	0.50%	0.75%	1.00%	1.25%	1.50%
Commitment Fee Rate	0.50%	0.50%	0.375%	0.375%	0.375%
Letter of Credit Fee	0.50%	0.75%	1.00%	1.25%	1.50%

Our Reserve-Based Credit Facility contains a number of other covenants that require us to maintain certain financial ratios. Specifically, as of the end of each fiscal quarter, we may not permit the following: (a) our current ratio to be less than 1.0 to 1.0 and (b) our total leverage ratio to be more than 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond. In addition, we are subject to various covenants including, but not limited to, those limiting our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with all of our debt covenants as of September 30, 2016.

Letters of Credit

At September 30, 2016, we have unused irrevocable standby letters of credit of approximately $2.9 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with marketing counterparties.

8.375% Senior Notes Due 2019

At September 30, 2016, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of our existing subsidiaries, all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”). Prior to the Eagle Rock Merger, the parties to the indenture executed a supplemental indenture which eliminated substantially all of the restrictive covenants and certain events of default with respect to the Senior Notes due 2019.

We have the option to redeem some or all of the Senior Notes due 2019 at any time at redemption prices equal to the aggregate principal amount multiplied by (i) 102.094% if such Senior Notes due 2019 are redeemed in 2016 and (ii) 100.000% if such Senior Notes due 2019 are redeemed in 2017 and thereafter.

7.875% Senior Notes Due 2020

At September 30, 2016, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

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

The Senior Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2020 achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Notes Indenture exists, many of the foregoing covenants will terminate. As of September 30, 2016, based on the most restrictive covenants of the Senior Notes Indenture and as a result of our borrowing base deficiency, we are restricted from making distributions to our unitholders. In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under Senior Notes due 2020.

Interest on the Senior Notes due 2020 is payable on April 1 and October 1 of each year. We may redeem some or all of the Senior Notes due 2020 at any one or more occasions on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes due 2020 as of April 1, 2016, plus accrued and unpaid interest, if any, on the Senior Notes due 2020 redeemed, declining to 100% on April 1, 2018 and thereafter. We had the option to redeem some or all of the Senior Notes due 2020 at any one or more occasions prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes due 2020 thereof, plus a “make-whole” premium, and accrued and unpaid interest to the redemption date. We did not redeem any of the Senior Notes due 2020 prior to April 1, 2016. If we sell certain of our assets and experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes due 2020 at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes due 2020, respectively.

7.0% Senior Secured Second Lien Notes Due 2023

On February 10, 2016, we issued approximately $75.6 million aggregate principal amount of new 7.0% Senior Secured Second Lien Notes due 2023 (the “Senior Secured Second Lien Notes”) to certain eligible holders of our outstanding 7.875% Senior Notes due 2020 in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 held by such holders. Interest on the Senior Secured Second Lien Notes is payable on February 15 and August 15 of each year. The Senior Secured Second Lien Notes will mature on (i) February 15, 2023 or (ii) December 31, 2019 if, prior to December 31, 2019, we have not repurchased, redeemed or otherwise repaid in full all of the Senior Notes due 2020 outstanding at that time in excess of $50.0 million in aggregate principal amount and, to the extent we repurchased, redeemed or otherwise repaid the Senior Notes due 2020 with proceeds of certain indebtedness, if such indebtedness has a final maturity date no earlier than the date that is 91 days after February 15, 2023.

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

The Senior Secured Second Lien Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Secured Second Lien Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Secured Second Lien Notes Indenture exists, many of the foregoing covenants will terminate. As of September 30, 2016, based on the most restrictive covenants of the Senior Secured Second Lien Notes Indenture and as a result of our borrowing base deficiency, we are restricted from making distributions to our unitholders.  In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under our Senior Secured Second Lien Notes.

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million for the nine months ended September 30, 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 extinguished in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million.

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

In October 2016, in conjunction with entering into the Waiver and Eleventh Amendment, we monetized certain of our outstanding commodity price hedge agreements for total proceeds of approximately $42.3 million.

The following tables summarize oil, natural gas and NGLs commodity derivative contracts in place at September 30, 2016, and does not reflect the impact of the monetization mentioned above.

Fixed-Price Swaps (NYMEX)

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Bbls	Weighted Average Fixed Price
October 1, 2016 – December 31, 2016	18,264,472	$4.36	469,014	$84.00	227,500	$30.31
January 1, 2017 – December 31, 2017	55,080,260	$3.74	749,698	$85.70	—	—

Fixed-Price Swaps (Light Louisiana Sweet)

	Oil
Contract Period	Bbls	Weighted Average Fixed Price
January 1, 2017 – December 31, 2017	168,000	$91.25

Call Options Sold

	Gas		Oil
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average Fixed Price
October 1, 2016 – December 31, 2016	2,300,000	$4.25	156,400	$50.00
January 1, 2017 – December 31, 2017	11,862,500	$3.01	365,000	$95.00

Swaptions

	Gas
Contract Period	MMBtu	Weighted Average Fixed Price
January 1, 2017 – December 31, 2017	3,437,500	$2.99
January 1, 2018 – December 31, 2018	675,000	$2.74

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
October 1, 2016 – December 31, 2016	9,660,000	$(0.20)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2017 – December 31, 2017	21,900,000	$(0.20)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
October 1, 2016 – December 31, 2016	235,385	$(0.08)	Houston Ship Channel and NYMEX Henry Hub Basis Differential
October 1, 2016 – December 31, 2016	69,624	$(0.10)	TexOk and NYMEX Henry Hub Basis Differential
October 1, 2016 – December 31, 2016	390,713	$(0.13)	WAHA and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
October 1, 2016 – December 31, 2016	243,000	$(1.01)	WTI Midland and WTI Cushing Basis Differential
October 1, 2016 – December 31, 2016	55,200	$(0.43)	West Texas Sour and WTI Cushing Basis Differential
October 1, 2016 – December 31, 2016	184,000	$(14.25)	WTI and West Canadian Select Basis Differential

Three-Way Collars

	Gas
Contract Period	MMBtu	Floor	Ceiling	Put Sold
October 1, 2016 – December 31, 2016	3,220,000	$3.95	$4.25	$3.00
January 1, 2017 – December 31, 2017	14,600,000	$3.88	$4.15	$3.31

	Oil
Contract Period	Bbls	Floor	Ceiling	Put Sold
October 1, 2016 – December 31, 2016	266,800	$90.00	$96.18	$73.62

Put Options Sold

	Gas		Oil
Contract Period	MMBtu	Put Sold ($/MMBtu)	Bbls	Put Sold ($/Bbl)
October 1, 2016 – December 31, 2016	460,000	$3.00	36,800	$75.00
January 1, 2017 – December 31, 2017	1,825,000	$3.50	73,000	$75.00

Range Bonus Accumulators

	Oil
Contract Period	Bbls	Bonus	Range Ceiling	Range Floor
October 1, 2016 – December 31, 2016	46,000	$4.00	$100.00	$75.00

Collars

	Gas			Oil
Contract Period	MMBtu	Floor Price ($/MMBtu)	Ceiling Price ($/MMBtu)	Bbls	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
October 1, 2016 – December 31, 2016	—	$—	$—	138,000	$45.00	$55.00
January 1, 2017 – December 31, 2017	450,000	$3.10	$3.45	—	$—	$—

Puts

	Oil
Contract Period	Bbls	Put Price ($/Bbl)
October 1, 2016 – December 31, 2016	92,000	$60.00

Interest Rate Swaps

At September 30, 2016, we had open interest rate derivative contracts as follows (in thousands):

Period	Notional Amount	Fixed LIBOR Rates
October 1, 2016 to December 10, 2016	$20,000	2.17%
October 1, 2016 to October 31, 2016	$40,000	1.65%
October 1, 2016 to August 5, 2018	$30,000	2.25%
October 1, 2016 to October 31, 2016	$20,000	1.78%
October 1, 2016 to December 31, 2019	$175,000	2.32%
October 1, 2016 to February 16, 2017	$75,000	1.73%
October 1, 2016 to June 16, 2017	$70,000	1.43%
October 1, 2016 to February 16, 2017	$75,000	1.73%
Total	$505,000

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

	September 30, 2016
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$129,235	$(17,419)	$111,816
Interest rate derivative contracts	—	(8,528)	(8,528)
Total derivative instruments	$129,235	$(25,947)	$103,288

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(17,703)	$17,418	$(285)
Interest rate derivative contracts	(9,947)	8,528	(1,419)
Total derivative instruments	$(27,650)	$25,946	$(1,704)

	December 31, 2015
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$349,281	$(21,834)	$327,447
Interest rate derivative contracts	—	(10,400)	(10,400)
Total derivative instruments	$349,281	$(32,234)	$317,047

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Commodity price derivative contracts	$(21,934)	$21,834	$(100)
Interest rate derivative contracts	(10,656)	10,400	(256)
Total derivative instruments	$(32,590)	$32,234	$(356)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. The majority of our counterparties are participants in our Reserve-Based Credit Facility (see Note 3. Long-Term Debt of the Notes to the Consolidated Financial Statements for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $129.2 million at September 30, 2016. In accordance with our standard practice, our commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated as of September 30, 2016. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(in thousands)
Derivative asset at beginning of period, net	$316,691	$220,734
Purchases
Fair value of derivatives acquired	—	195,273
Net premiums and fees (received) paid or deferred for derivative contracts	(1,960)	7,126
Net gains (losses) on commodity and interest rate derivative contracts	(21,813)	169,569
Settlements
Cash settlements received on matured commodity derivative contracts	(198,104)	(211,723)
Cash settlements paid on matured interest rate derivative contracts	6,770	5,227
Termination of derivative contracts	—	(69,515)
Derivative asset at end of period, net	$101,584	$316,691

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding represent their approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of September 30, 2016, the fair value of our Senior Notes due 2020 was estimated to be $189.1 million and our Senior Notes due 2019 was estimated to be $24.1 million. Our Senior Secured Second Lien Notes are a private debt and we estimated its fair value to be $37.5 million valued based on the prices used to estimate the fair value of our Senior Notes due 2020. We consider the inputs to the valuation of our Senior Notes to be Level 1 as fair value was estimated based on prices quoted from a third-party financial institution.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2016
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
Commodity price derivative contracts	$—	$112,976	$(1,160)	$111,816
Interest rate derivative contracts	—	(8,528)	—	(8,528)
Total derivative instruments	$—	$104,448	$(1,160)	$103,288
Liabilities:
Commodity price derivative contracts	$—	$(285)	$—	$(285)
Interest rate derivative contracts	—	(1,419)	—	(1,419)
Total derivative instruments	$—	$(1,704)	$—	$(1,704)

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
Commodity price derivative contracts	$—	$333,380	$(5,933)	$327,447
Interest rate derivative contracts	—	(10,400)	—	(10,400)
Total derivative instruments	$—	$322,980	$(5,933)	$317,047
Liabilities:
Commodity price derivative contracts	$—	$(99)	$—	$(99)
Interest rate derivative contracts	—	(257)	—	(257)
Total derivative instruments	$—	$(356)	$—	$(356)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 (unobservable inputs) in the fair value hierarchy:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Unobservable inputs, beginning of period	$(5,933)	$(6,470)
Total gains	9,381	3,525
Settlements	(4,608)	(3,124)
Unobservable inputs, end of period	$(1,160)	$(6,069)

Change in fair value included in earnings related to derivatives still held as of September 30,	$223	$(2,254)

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

As of September 30, 2016, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity and debt were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties that were valued using an income approach include: (i) observable forward prices for commodities at September 30, 2016 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on the results of the the second step of the goodwill impairment test, we recorded a non-cash loss on impairment of goodwill of $252.7 million for the quarter ended September 30, 2016. Based on evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas and the decline in the market price of our common units.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 6, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the nine months ended September 30, 2016, in connection with new wells drilled, we incurred and recorded asset retirement obligations totaling $0.5 million, at fair value and also recorded a $4.4 million reduction due to a change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the nine months ended September 30, 2016. During the year ended December 31, 2015, in connection with the oil and natural gas properties acquired in all of our acquisitions, the LRE Merger and the Eagle Rock Merger, as well as new wells drilled, we incurred and recorded asset retirement obligations totaling $90.9 million, at fair value. In addition, we recorded a $22.3 million change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the year ended December 31, 2015. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.6% and 5.5%; and (4) the average inflation factor (2.0%). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

6. Asset Retirement Obligations

The asset retirement obligations as of September 30, 2016 and December 31, 2015 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the nine months ended September 30, 2016 and the year ended December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Asset retirement obligations, beginning of period	$271,456	$149,062
Liabilities added during the current period	502	2,699
Liabilities added from the LRE Merger and the Eagle Rock Merger	—	88,228
Accretion expense	9,142	10,238
Retirements	(1,492)	(838)
Liabilities related to assets divested	(9,342)	(262)
Change in estimate	(4,368)	22,329
Asset retirement obligation, end of period	265,898	271,456
Less: current obligations	(7,592)	(9,024)
Long-term asset retirement obligation, end of period	$258,306	$262,432

Each year the Company reviews and, to the extent necessary, revises its asset retirement obligation estimates. During the nine months ended September 30, 2016 and year ended December 31, 2015, the Company reviewed actual abandonment costs with previous estimates and as a result, decreased its estimates of future asset retirement obligations by $4.4 million and increased its estimates of future asset retirement obligations by $22.3 million, respectively, to reflect revised estimates to be incurred for plugging and abandonment costs.

7. Commitments and Contingencies

Transportation Demand Charges

As of September 30, 2016, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one month to four years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of September 30, 2016. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

September 30, 2016
(in thousands)
October 1, 2016 - December 31, 2016	$3,317
2017	12,538
2018	11,678
2019	9,661
2020	410
Total	$37,604

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

8.  Members’ Deficit and Net Loss per Common and Class B Unit

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred Units outstanding at September 30, 2016 and December 31, 2015:

				September 30, 2016		December 31, 2015
	Earliest Redemption Date	Liquidation Preference Per Unit	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,581,873	$62,200
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	7,000,000	$169,265
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$103,979	4,300,000	$103,979
Total Cumulative Preferred Units				13,881,873	$335,444	13,881,873	$335,444

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

On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution. All preferred distributions will continue to accumulate and must be paid in full before distributions to common and Class B unitholders can resume. As of September 30, 2016, dividends in arrears related to our Cumulative Preferred Units were $3.0 million, $7.8 million and $4.9 million, respectively.

Common and Class B Units

The common units represent limited liability company interests. Holders of Class B units have substantially the same rights and obligations as the holders of common units.

The following is a summary of the changes in our common units issued during the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Beginning of period	130,477	83,452
Issuance of Common units as consideration for the Eagle Rock Merger	—	27,886
Issuance of Common units as consideration for the LRE Merger	—	15,448
Issuance of Common units for cash	—	2,430
Repurchase of units under the Common unit buyback program	—	(157)
Unit-based compensation	563	1,418
End of period	131,040	130,477

There was no change in issued and outstanding Class B units during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

For the three months ended September 30, 2016 and 2015, 2,632,083 and 47,626 phantom units were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position. For the nine months ended September 30, 2016 and 2015, 2,632,083 and 166,331 phantom units were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were also in a loss position.

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

The Amended Agreements provide for the executive officers an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon four Company performance components: adjusted EBITDA results, production results, lease operating expenses, and cash general and administrative expenses, as well as a fifth component determined solely in the discretion of our board of directors. As of September 30, 2016 and 2015, we recognized an accrued liability of $0.6 million and $1.1 million, respectively, related to the performance-based bonus award. In addition, compensation expense related to these arrangements of $0.6 million and $0.4 million were recorded for the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively, which were classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

2016 Unit Grants

In January 2016, the executives were granted a total of 2,255,033 phantom units in accordance with the Amended Agreements. Also, during the nine months ended September 30, 2016, our three independent board members were granted a total of 125,838 phantom units which will vest one year from the date of grant. In addition, VNR employees were granted

1,331,579 phantom units under the VNR LTIP which will vest three years from the date of grant and a VNR employee was granted a total of 7,500 restricted units under the VNR LTIP of which one-third will vest on each one-year anniversary of the date of grant so long as the employee remains continuously employed with the Company. The phantom units include a tandem grant of DERs.

Restricted Units

A summary of the status of the non-vested restricted units as of September 30, 2016 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2015	976,348	$18.29
Granted	7,500	$3.11
Forfeited	(29,891)	$13.34
Vested	(259,047)	$17.09
Non-vested restricted units at September 30, 2016	694,910	$18.84

At September 30, 2016, there was approximately $6.1 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.3 years. Our Consolidated Statements of Operations reflect non-cash compensation related to restricted unit grants of $1.5 million and $3.4 million in the selling, general and administrative expenses line item for the three months ended September 30, 2016 and 2015, respectively, and $4.1 million and $10.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Phantom Units

A summary of the status of the non-vested phantom units under the VNR LTIP as of September 30, 2016 is presented below:

	Number of Non-vested Phantom Units	Weighted Average Grant Date Fair Value
Non-vested phantom units at December 31, 2015	203,221	$20.99
Granted	3,712,450	$2.56
Forfeited	(30,124)	$1.97
Vested	(122,523)	$22.23
Non-vested phantom units at September 30, 2016	3,763,024	$2.92

At September 30, 2016, there was approximately $8.2 million of unrecognized compensation cost related to non-vested phantom units. The cost is expected to be recognized over an average period of approximately 1.3 years. Our Consolidated Statements of Operations reflect non-cash compensation related to phantom unit grants of $1.3 million and $0.4 million in the selling, general and administrative expense line item for the three months ended September 30, 2016 and 2015, respectively, and $3.6 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

10.  Shelf Registration Statement

Under our currently effective shelf registration statement, as amended (File No. 333-210329), filed with the SEC (the “Shelf Registration Statement”), we have registered an indeterminate amount of Series A Cumulative Preferred Units, Series B Cumulative Preferred Units, Series C Cumulative Preferred Units, common units, debt securities and guarantees of debt securities as shall have an aggregate initial offering price not to exceed $500.0 million. In the future, we may issue additional debt and equity securities pursuant to a prospectus supplement to the Universal Shelf Registration Statement.

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

Subsidiary Guarantors

We and VNRF, our wholly-owned finance subsidiary, may co-issue securities pursuant to the Shelf Registration Statement discussed above. VNR has no independent assets or operations. Debt securities that we may offer may be guaranteed by our subsidiaries. We contemplate that if we offer debt securities, the guarantees will be full and unconditional and joint and several (subject to certain customary release provisions), and any subsidiaries of VNR that do not guarantee the securities will be minor.

11.  Subsequent Events

Waiver to the Credit Agreement and Borrowing Base Redetermination

On October 26, 2016, the Company entered into the Limited Waiver and Eleventh Amendment to the Credit Agreement. Pursuant to the Waiver and Eleventh Amendment, the First Lien Lenders agreed, among other things, subject to certain conditions, to waive any events of default resulting from the Company’s inability to maintain liquidity in excess of $50.0 million, giving pro forma effect to the Company’s payments of (i) the $15.0 million semi-annual interest payment due on October 1, 2016 on approximately$381.8 million in aggregate principal amount of Senior Notes due 2020 and (ii) the approximately $2.1 million semi-annual interest payment due on December 1, 2016 on approximately $51.1 million in aggregate principal amount of Senior Notes due 2019.

In conjunction with the Waiver and Eleventh Amendment, the Company monetized certain of its outstanding commodity price hedge agreements and used the proceeds along with cash on hand first to pre-pay the First Lien Lenders (i) $29.3 million, representing the remaining outstanding borrowing base deficiency resulting from the Company’s borrowing base redetermination in May 2016 and (ii) $37.5 million, which was applied as the first required monthly payment to the Company’s new borrowing base deficiency resulting from the November 2016 borrowing base redetermination. Also, the Company pledged to the First Lien Lenders certain unencumbered midstream assets as collateral as well as agreed to pay 100% of the net cash proceeds from any asset sale, swap or hedge monetization or other disposition to the First Lien Lenders. The borrowing base may be further reduced as a result of such disposition to the extent of the attributed value of such asset to the borrowing base. Furthermore, any incurrence of second lien debt will require the Company to prepay the First Lien Lenders equal to the net cash proceeds received by the Company from any second lien financing.

On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a reduction from $1.325 billion to $1.1 billion. After consideration of the first $37.5 million deficiency payment already having been made pursuant to entering into the Waiver and Eleventh Amendment on October 26, 2016, the Company intends to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in January 2017. The Company anticipates that its forecasted excess cash flow from operations will not be sufficient to pay the remaining borrowing base deficiency. Refinancing or restructuring our debt, selling assets, reducing or delaying our drilling program or seeking to raise additional capital through non-traditional lending or other private sources of capital will be necessary to satisfy this requirement in order to be back in compliance under the Credit Agreement.

The Company made the $15.1 million semi-annual interest payment with respect to its Senior Notes due 2020 on October 26, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the three and nine months ended September 30, 2016 and 2015. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of September 30, 2016, we own properties and oil and natural gas reserves primarily located in ten operating basins:

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

As of September 30, 2016, based on internal reserve estimates, our total estimated proved reserves were 1,898 Bcfe, of which approximately 67% were natural gas reserves, 17% were oil reserves and 16% were NGLs reserves. Of these total estimated proved reserves, approximately 70%, or 1,338 Bcfe, were classified as proved developed. Also, at September 30, 2016, we owned working interests in 13,787 gross (4,480 net) productive wells. Our operated wells accounted for approximately 56% of our total estimated proved reserves at September 30, 2016. Our average net daily production for the nine months ended September 30, 2016 and the year ended December 31, 2015 was 447 MMcfe/day and 415 MMcfe/day, respectively. We have interests in approximately 776,676 gross undeveloped leasehold acres surrounding our existing wells. As of September 30, 2016, based on internal reserve estimates, approximately 30%, or 560 Bcfe, of our estimated proved reserves was attributable to our interests in undeveloped acreage.

Recent Developments

Senior Secured Reserve-Based Credit Facility

As previously disclosed, in May 2016, the Company’s borrowing base was decreased from $1.78 billion to $1.325 billion, resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million through September 30, 2016. As of September 30, 2016, there were approximately $1.35 billion of outstanding borrowings and approximately $2.9 million in outstanding letters of credit resulting in a borrowing deficiency of $31.9 million under the Reserve-Based Credit Facility.

On September 30, 2016, the Company entered into a waiver (the “Waiver”) to its Credit Agreement, in which the lenders thereto (the “First Lien Lenders”) agreed, among other things, subject to certain conditions, to waive any event of default, so long as the payment was made within the 30-day grace period, resulting from the Company’s election not to make the approximately $15.0 million semi-annual interest payment due on October 3, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020. Pursuant to the Waiver, the First Lien Lenders agreed that the Company’s decision to take advantage of the applicable grace period under the indenture governing the Senior Notes due 2020 would not constitute an event of default under the Credit Agreement.

On October 26, 2016, the Company entered into the Limited Waiver and Eleventh Amendment (the “Waiver and Eleventh Amendment”) to its Credit Agreement. Pursuant to the Waiver and Eleventh Amendment, the First Lien Lenders agreed, among other things, subject to certain conditions, to waive any events of default resulting from the Company’s inability to maintain liquidity in excess of $50.0 million, giving pro forma effect to the Company’s payments of (i) the $15.0 million semi-annual interest payment due on October 1, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020 and (ii) the approximately $2.1 million semi-annual interest payment due on December 1, 2016 on approximately $51.1 million in aggregate principal amount of Senior Notes due 2019.

In conjunction with the Waiver and Eleventh Amendment, the Company monetized certain of its outstanding commodity price hedge agreements and used the proceeds along with cash on hand first to pre-pay the First Lien Lenders (i) $29.3 million, representing the remaining outstanding borrowing base deficiency resulting from the Company’s borrowing base redetermination in May 2016 and (ii) $37.5 million, which was applied as the first required monthly payment to the Company’s new borrowing base deficiency resulting from the November 2016 borrowing base redetermination. Also, the Company pledged to the First Lien Lenders certain unencumbered midstream assets as collateral as well as agreed to pay 100% of the net cash proceeds from any asset sale, swap or hedge monetization or other disposition to the First Lien Lenders. The borrowing base may be further reduced as a result of such disposition to the extent of the attributed value of such asset to the borrowing base. Furthermore, any incurrence of second lien debt will require the Company to prepay the First Lien Lenders equal to the net cash proceeds received by the Company from any second lien financing.

On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a further reduction from $1.325 billion to $1.1 billion. After consideration of the first $37.5 million deficiency payment already having been made pursuant to entering into the Waiver and Eleventh Amendment on October 26, 2016, the Company intends to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in January 2017. The Company anticipates that its forecasted excess cash flow from operations will not be sufficient to pay the remaining borrowing base deficiency. Refinancing or restructuring our debt, selling assets, reducing or delaying our drilling program or seeking to raise additional capital through non-traditional lending or other private sources of capital will be necessary to satisfy this requirement in order to be back in compliance under the Credit Agreement.

The Company made the $15.1 million semi-annual interest payment with respect to its Senior Notes due 2020 on October 26, 2016.

Business Environment and Outlook

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. The prices of oil, natural gas and NGLs increased slowly during the three months ended September 30, 2016, following significant decreases during 2015 and the first half of 2016. The crude oil spot price per barrel during the years ended December 31, 2014 and 2015 ranged from a high of $107.95 to a low of $34.55 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $6.15 to a low of $1.76. NGLs prices also suffered a similar decline. The crude oil spot price per barrel during the first nine months of 2016 ranged from a high of $51.23 to a low of $26.19 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $3.06 to a low of $1.64. As of October 31, 2016, the crude oil spot price per barrel was $46.83 and the NYMEX natural gas spot price per MMBtu was $2.85. Among the factors causing such volatility are the domestic and foreign supply of oil and natural gas, the inability of the members of OPEC and other producing countries to agree upon and maintain prices and production levels, social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States and the level and growth of consumer product demand.

Even with the recent increase of commodity prices, the overall decline in commodity prices in recent years has had a negative impact on the price of our common and preferred units. During 2015, our common unit price declined from a high of $18.72 on February 9, 2015 to a low of $2.46 on December 14, 2015. During the first nine months of 2016, our common unit price fluctuated between a closing high of $3.11 on January 4, 2016 to a closing low of $0.86 on September 27, 2016. This low commodity price environment has had and will continue to have a direct impact on our revenue, cash flow from operations and

Adjusted EBITDA until commodity prices improve. Sustained low prices or any further declines in prices of oil, natural gas and NGLs could have a material adverse impact on our financial condition, profitability, future growth, borrowing base and the carrying value of our oil and natural gas properties. Additionally, sustained low prices or any further decline in prices of oil, natural gas and NGLs could reduce the amount of oil, natural gas and NGLs that we can produce economically, cause us to delay or postpone our planned capital expenditures and result in further impairments to our oil and natural gas properties. To illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of September 30, 2016 would decrease from 1,898 Bcfe to 1,226 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices and oil prices were derived from the 5-year NYMEX forward strip price (using monthly NYMEX settlement prices through December 2021) at November 1, 2016, our total proved reserves as of September 30, 2016 would increase from 1,898 Bcfe to 2,272 Bcfe. Below is a tabular presentation of the prices depicted in illustration (2) which differ from the SEC 12-month average pricing of $2.29 per MMBtu for natural gas and $41.48 per barrel of crude oil (held constant):

	2016	2017	2018	2019	2020	2021 (1)
Oil ($/Bbl)	$46.67	$49.54	$51.90	$53.21	$54.27	$55.24
Gas ($/MMBtu)	$2.90	$3.07	$2.99	$2.94	$2.95	$3.04

(1) Prices for 2021 and subsequent years were not escalated and were held flat for the remaining lives of the properties. Capital and lease operating expenses were also not inflated and held constant for the remaining lives of the properties.

When comparing these settlement prices to the prices of $2.29 per MMBtu for natural gas and $41.48 per barrel of crude oil used to generate our September 30, 2016 (“3Q16”) reserve report, the average annual prices for oil and natural gas for each annual year presented above is higher than the 3Q16 reserve report price. The impact of the increase in forward prices to gas wells and oil wells, as compared to the 3Q16 reserve report prices, includes (i) an extension of economic lives (ii) an increase in economically recoverable volumes, and (iii) even if such volumes did not increase, an increase in realized prices. Because the Company’s asset mix is 67% natural gas paired with a higher rate increase in natural gas prices when compared to oil (specifically the year 2021 and forward), the hypothetical increase in natural gas reserves was greater than the hypothetical gain of oil and NGLs reserves on an MMcfe basis. The following table compares the 3Q16 reserve report volumes by product with the strip pricing volumes:

	Net Oil (Bbls)	Net Gas (Mcf)	Net NGL (Bbls)	Net MMcfe
Reserve Report at 3Q16	54,127	1,278,012	49,187	1,898
November 1, 2016 NYMEX Strip Price	61,819	1,564,357	56,046	2,272
% Difference	14%	22%	14%	20%

Management believes that the use of the 5-year NYMEX forward strip price may help provide investors with an understanding of the impact of the currently expected commodity price environment to our proved reserves. However, the use of this 5-year NYMEX forward strip price is not necessarily indicative of management’s overall outlook on future commodity prices.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the nine months ended September 30, 2016 of $365.7 million as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2016 and June 30, 2016. The impairment for the first quarter of 2016 was $207.8 million and was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil. The impairment for the second quarter of 2016 was $157.9 million and was calculated based on the 12-month average price of $2.24 per MMBtu for natural gas and $42.91 per barrel of crude oil. There was no impairment for the third quarter of 2016.

If oil, natural gas and NGLs prices were to decline 10% from their 11-month average through October 1, 2016, we estimate that, on a pro forma basis, no additional write down would be necessary for the remainder of the year ended December 31, 2016. However, whether any such impairments will be necessary, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2016, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

We recognized a loss on impairment of goodwill of $252.7 million at September 30, 2016 as a result of the decline in the prices of oil and natural gas and the decline in the market price of our common units. Any further significant decline in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could require us to record additional impairment charges during future periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods which such charges are recorded.

In an effort to mitigate the impact of the challenging commodity price environment, we have taken the steps described below to provide significant incremental cash flow, to allow us to meaningfully reduce our leverage over the course of 2016 and to provide sufficient liquidity to manage the expected reductions to the borrowing base in our Reserve-Based Credit Facility.

In October 2016, in conjunction with entering into the Waiver and Eleventh Amendment, the Company monetized certain of its outstanding commodity price hedge agreements for total proceeds of approximately $42.3 million.

Prior to the impact of the commodity price hedge monetizations, we had implemented a hedging program for approximately 85% and 20% of our anticipated crude oil production in 2016 and 2017, respectively, with 49% in the form of fixed-price swaps in 2016. Approximately 82% and 64% of our anticipated natural gas production in 2016 and 2017, respectively, was hedged with 85% in the form of fixed-price swaps in 2016. NGLs production was under fixed-price swaps for approximately 27% of anticipated production in 2016. Our hedge position as of September 30, 2016, excluding and including the impact of the commodity price hedge monetizations is shown below:

	October 1, - December 31, 2016	Year 2017
Gas Production Hedged:
Excluding Monetization
% Anticipated Production Hedged	82%	64%
Weighted Average Price ($/MMBtu)	$4.28	$3.67
Including Monetization
% Anticipated Production Hedged	58%	50%
Weighted Average Price ($/MMBtu)	4.13	3.46
Oil Production Hedged:
Excluding Monetization
% Anticipated Production Hedged	85%	20%
Weighted Average Price ($/Bbl)	$67.91	$84.58
Including Monetization
% Anticipated Production Hedged	54%	14%
Weighted Average Price ($/Bbl)	$62.83	$83.98
NGLs Production Hedged:
Excluding Monetization
% Anticipated Production Hedged	27%	—%
Weighted Average Price ($/Bbl)	$30.31	$—
Including Monetization
% Anticipated Production Hedged	24%	—%
Weighted Average Price ($/Bbl)	$30.99	$—

The calculations underlying the summary disclosure above are based on fixed price swaps, three-way collars, puts and range bonus accumulators and these calculations exclude basis swap contracts, calls sold and swaptions. The weighted average price for oil and natural gas will fluctuate based on the value of existing three-way collars and short puts as the respective prices settle. The above weighted average prices are calculated based on forward strip commodity prices as of November 7, 2016. These hedges will provide some cash flow certainty regardless of the volatility in commodity prices. In the current commodity price environment, however, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues will become more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced. In addition, the volumes hedged and hedge prices are lower than those related to the hedges that settled in 2015. Therefore, the benefit to our future operating results is expected to be lower.

We have significantly reduced our capital expenditures budget for 2016 as compared to 2015. We currently anticipate a total capital expenditures budget of between $15.0 million and $16.0 million for the remainder of 2016 or a range between $64.0 million and $65.0 million for the full year of 2016 of which $3.8 million is related to capital spent on assets sold in the SCOOP/STACK Divestiture. We expect to spend approximately 54% of the remaining 2016 capital expenditures budget participating as a non-operating partner in the drilling and completion of directional natural gas wells in the Pinedale Field. Additionally, we expect to spend 8% of the remaining 2016 capital expenditures budget participating as a non-operating partner in the drilling and completion of one vertical oil well in Hardin County, Texas and one vertical natural gas well in Claiborne Parish, Louisiana. The balance of the remaining 2016 capital expenditures budget is related to recompletion and maintenance activities in our other operating areas. During the nine months ended September 30, 2016, we participated in the drilling of 130 gross (14.5 net) non-operated wells and in the completion of 106 gross (12.6 net) non-operated wells.

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

On May 19, 2016, we completed the sale of our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $272.5 million, subject to final post-closing adjustments. This transaction had an effective date of January 1, 2016. We received net cash proceeds of $265.0 million from the sale, while $7.5 million of the total consideration is currently held in escrow. The Company used $262.9 million of the cash received to reduce borrowings under our Reserve-Based Credit Facility and $2.1 million to pay for some of the transaction fees related to the sale.

As previously disclosed, in May 2016, the lenders party to the Credit Agreement (the “First Lien Lenders”) decreased the Company’s borrowing base from $1.78 billion to $1.325 billion (the “Reserve-Based Credit Facility”) resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million through September 30, 2016. As of September 30, 2016, there were approximately $1.35 billion of outstanding borrowings and approximately $2.9 million in outstanding letters of credit resulting in a borrowing deficiency of $31.9 million under the Reserve-Based Credit Facility.

On September 30, 2016, the Company entered into the Waiver to its Credit Agreement, in which the First Lien Lenders agreed, among other things, subject to certain conditions, to waive any event of default, so long as the payment is made within the 30-day grace period, resulting from the Company’s election not to make the approximately $15.0 million semi-annual interest payment due on October 3, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020. Pursuant to the Waiver, the First Lien Lenders agreed that the Company’s decision to take advantage of the applicable grace period under the indenture governing the Senior Notes due 2020 would not constitute an event of default under the Credit Agreement.

On October 26, 2016, the Company entered into the Limited Waiver and Eleventh Amendment (the “Waiver and Eleventh Amendment”) to its Credit Agreement. On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a further reduction from $1.325 billion to $1.1 billion. For more information, please see Note 11. Subsequent Events of the Notes to the Consolidated Financial Statements.

At November 7, 2016, we had indebtedness under our Reserve-Based Credit facility totaling $1.3 billion with a borrowing base of $1.1 billion resulting in a borrowing base deficiency of $187.5 million, after consideration of a $0.3 million in outstanding letters of credit.

The borrowing base is subject to adjustments from time to time (but not less than on a semi-annual basis) based on the projected discounted present value of estimated future net cash flows (as determined by our lender’s petroleum engineers utilizing the lender’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. The Company currently has available cash of approximately $30.0 million. However, the Company’s failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under the Credit Agreement and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under our Senior Notes due 2020 and Senior Secured Second Lien Notes.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 (a)	2015 (b)	2016 (a)	2015 (b)
Revenues:
Oil sales	$41,999	$33,624	$127,594	$113,425
Natural gas sales	52,454	50,851	121,756	146,502
NGLs sales	10,733	6,352	30,752	25,635
Oil, natural gas and NGLs sales	105,186	90,827	280,102	285,562
Net gains (losses) on commodity derivative contracts	21,099	64,328	(15,752)	102,561
Total revenues	$126,285	$155,155	$264,350	$388,123
Costs and expenses:
Production:
Lease operating expenses	$39,386	$34,169	$120,228	$101,247
Production and other taxes	11,823	9,082	29,967	31,262
Depreciation, depletion, amortization, and accretion	32,096	52,428	118,935	182,443
Impairment of oil and natural gas properties	—	491,487	365,658	1,357,462
Impairment of goodwill	252,676	—	252,676	—
Non-cash compensation	2,746	3,827	7,721	11,654
Other selling, general and administrative expenses	8,708	4,219	28,163	14,585
Total costs and expenses	$347,435	$595,212	$923,348	$1,698,653
Other income (expense):
Interest expense	$(22,976)	$(21,130)	$(72,612)	$(61,693)
Net gains (losses) on interest rate derivative contracts	764	(807)	(6,061)	(2,291)
Net loss on acquisitions of oil and natural gas properties	(2,117)	(284)	(3,782)	(284)
Gain on extinguishment of debt	—	—	89,714	—
Other	111	1	363	46

(a)
On May 19, 2016, we divested oil and natural gas properties in the SCOOP/STACK area in Oklahoma. We also completed the divestiture of other oil and natural gas properties in our other operating areas during the nine months ended September 30, 2016. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(b)	During 2015, we acquired certain oil and natural gas properties and related assets. The operating results of these properties are included from the closing date of the acquisition forward.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Oil, natural gas and NGLs sales increased $14.4 million to $105.2 million during the three months ended September 30, 2016 as compared to the same period in 2015. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended		Percentage Increase / (Decrease)
	September 30,
	2016 (a)	2015 (b)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$39.94	$40.10	—%
Natural Gas (Price/Mcf)	$1.92	$1.94	(1)%
NGLs (Price/Bbl)	$12.15	$8.86	37%
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$60.25	$53.66	12%
Natural Gas (Price/Mcf)	$3.13	$3.17	(1)%
NGLs (Price/Bbl)	$13.32	$11.23	19%
Average NYMEX prices:
Oil (Price/Bbl)	$44.95	$46.39	(3)%
Natural Gas (Price/Mcf)	$2.82	$2.77	2%
Total production volumes:
Oil (MBbls)	1,051	839	25%
Natural Gas (MMcf)	27,381	26,242	4%
NGLs (MBbls)	883	717	23%
Combined (MMcfe)	38,988	35,574	10%
Average daily production volumes:
Oil (Bbls/day)	11,428	9,115	25%
Natural Gas (Mcf/day)	297,619	285,236	4%
NGLs (Bbls/day)	9,599	7,792	23%
Combined (Mcfe/day)	423,787	386,679	10%

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

The increase in oil, natural gas and NGLs sales during the three months ended September 30, 2016 compared to the same period in 2015 was due primarily to the increase in oil, natural gas and NGLs production volumes for the third quarter of 2016 compared to the same period in 2015 as a result of the additional production from the assets acquired in the LRE Merger and the Eagle Rock Merger completed in the fourth quarter of 2015. Natural gas revenues increased by 3% from $50.9 million in the third quarter of 2015 to $52.5 million in the third quarter of 2016 as a result of a 1,139 MMcf increase in our natural gas production. The increase in productions was partially offset by a $0.02 per Mcf, or 1%, decrease in average realized natural gas price, excluding hedges. NGLs revenues also increased 69% during the third quarter of 2016 compared to the same period in 2015 due to a $3.29 per Bbl increase in our average realized NGLs price, excluding hedges, and a 166 MBbls increase in NGLs production volumes. Oil revenues increased by 25% from $33.6 million in the third quarter of 2015 to $42.0 million in the third quarter of 2016, as a result of a 212 MBbls, or 25%, increase in our oil production volumes in 2016. The increase in production volumes was partially offset by a $0.16 per Bbl decrease in average realized oil price, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $46.39 per Bbl in the third quarter of 2015 to $44.95 per Bbl in the third quarter of 2016.

Overall, our total production for the three months ended September 30, 2016 increased by 10% on an Mcfe basis compared to the same period in 2015. On an Mcfe basis, crude oil, natural gas and NGLs accounted for 16%, 70% and 14%, respectively, of our production during the three months ended September 30, 2016 compared to 14%, 74% and 12%, respectively, of our production during the same period in 2015.

Hedging and Price Risk Management Activities

During the three months ended September 30, 2016, we recognized a $21.1 million net gain on commodity derivative contracts. Cash receipts on matured commodity derivative contracts of $55.6 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses increased by $5.2 million to $39.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, mainly due to a $8.9 million increase in lease operating expenses related to oil and natural gas properties acquired in the LRE Merger and the Eagle Rock Merger. This increase was offset by a $3.7 million decrease in maintenance and repair expenses on existing wells and lower lease operating expenses as a result of cost reduction initiatives including price negotiations with field vendors.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes increased by $2.7 million for the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to higher wellhead revenues as a result of the increase in our production volumes. As a percentage of wellhead revenues, production, severance and ad valorem taxes increased from 10.0% for the three months ended September 30, 2015 to 11.2% for the three months ended September 30, 2016.

Depreciation, depletion, amortization, and accretion decreased by approximately $20.3 million to $32.1 million for the three months ended September 30, 2016 from approximately $52.4 million for the three months ended September 30, 2015, primarily due to a lower depletion base as a result of the non-cash ceiling impairment charge of $484.9 million and $365.7 million recorded during the fourth quarter of 2015 and the first half of 2016, respectively.

We recorded a non-cash loss on impairment of goodwill of $252.7 million for the three months ended September 30, 2016 to write the goodwill down to its estimated fair value of $253.4 million. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity and debt were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties that were valued using an income approach include: (i) observable forward prices for commodities at December 31, 2015 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas and the decline in the market price of our common units.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses increased $4.5 million to $8.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily resulting from about $2.5 million related to the hiring of additional employees, higher office expenses related to the LRE Merger and the Eagle Rock Merger completed in the fourth quarter of 2015 and the change in the accrual of employee bonuses for the 2015 performance year discussed below of about $2.0 million. The increase in selling, general and administrative expenses was offset by a decrease of $1.1 million in non-cash compensation expense for the three months ended September 30, 2016 as compared to the same period in 2015, primarily related to the change in the accrual of employee bonuses that will be paid in cash during 2016 rather than in Company common units as it was during 2015.

Other Income and Expense

Interest expense increased to $23.0 million for the three months ended September 30, 2016 from $21.1 million for the three months ended September 30, 2015 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the three months ended September 30, 2016 compared to the same period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Oil, natural gas and NGLs sales decreased $5.5 million to $280.1 million during the nine months ended September 30, 2016 as compared to the same period in 2015. The key oil, natural gas and NGLs revenue measurements were as follows:

	Nine Months Ended		Percentage Increase / (Decrease)
	September 30,
	2016 (a)	2015 (b)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$34.87	$44.41	(21)%
Natural Gas (Price/Mcf)	$1.46	$1.91	(24)%
NGLs (Price/Bbl)	$10.84	$12.20	(11)%
Average realized prices, including hedges (c):
Oil (Price/Bbl)	$53.69	$55.49	(3)%
Natural Gas (Price/Mcf)	$2.95	$3.13	(6)%
NGLs (Price/Bbl)	$12.31	$14.38	(14)%
Average NYMEX prices:
Oil (Price/Bbl)	$40.85	$51.04	(20)%
Natural Gas (Price/Mcf)	$2.28	$2.80	(19)%
Total production volumes:
Oil (MBbls)	3,660	2,554	43%
Natural Gas (MMcf)	83,592	76,645	9%
NGLs (MBbls)	2,837	2,102	35%
Combined (MMcfe)	122,573	104,577	17%
Average daily production volumes:
Oil (Bbls/day)	13,356	9,355	43%
Natural Gas (Mcf/day)	305,081	280,751	9%
NGLs (Bbls/day)	10,355	7,698	35%
Combined (Mcfe/day)	447,347	383,067	17%

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

The decrease in oil, natural gas and NGLs sales during the nine months ended September 30, 2016 compared to the same period in 2015 was due primarily to the decrease in average realized oil, natural gas and NGLs prices. The decrease in prices was partially offset by an overall increase in oil, natural gas and NGLs volumes primarily attributable to the oil and natural gas properties acquired in the LRE Merger and the Eagle Rock Merger completed during fourth quarter of 2015.

Natural gas revenues decreased by 17% from $146.5 million in the first nine months of 2015 to $121.8 million in the first nine months of 2016 as a result of a $0.45 per Mcf, or 24%, decrease in our average realized natural gas price, excluding hedges. The decrease in average realized natural gas price is primarily due to a lower average NYMEX price, which decreased from $2.80 per Mcf during the nine months ended September 30, 2015 to $2.28 per Mcf during the nine months ended September 30, 2016. The impact of the decrease in average realized price was partially offset by a 6,947 MMcf, or 9%, increase in our natural gas production volumes.

NGLs revenues increased 20% during the first nine months of 2016 compared to the same period in 2015 due to a 735 MBbls, or 35%, increase in NGLs production volumes, offset by a $1.36 per Bbl, or 11%, decrease in our average realized NGLs price, excluding hedges.

Oil revenues increased from $113.4 million in the first nine months of 2015 to $127.6 million in the first nine months of 2016 as a result of a 1,106 MBbls, or 43%, increase in oil production volumes in 2016 compared to the nine months ended 2015. The impact of the increase in oil production volumes was partially offset by a $9.54 per Bbl, or 21%, decrease in our average realized oil price, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $51.04 per Bbl during the nine months ended September 30, 2015 to $40.85 per Bbl during the nine months ended September 30, 2016.

Overall, our total production for the nine months ended September 30, 2016 increased by 17% on a Mcfe basis compared to the same period in 2015. On a Mcfe basis, crude oil, natural gas, and NGLs accounted for 18%, 68% and 14%, respectively, of our production during the nine months ended September 30, 2016 compared to 15%, 73% and 12%, respectively, of our production during the same period in 2015.

Hedging and Price Risk Management Activities

During the nine months ended September 30, 2016, we recognized $15.8 million in net losses on commodity derivative contracts. Cash payments on matured commodity derivative contracts of $198.1 million were recognized during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by arranging for the counterparty to pay us when commodity prices are below the hedged price and for us to pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by $19.0 million to $120.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, of which $30.4 million is primarily attributable to additional expenses associated with oil and natural gas properties acquired in the LRE Merger and the Eagle Rock Merger. The increase was offset by a $11.4 million decrease in maintenance and repair expenses on existing wells and lower lease operating expenses as a result of cost reduction initiatives including price negotiations with field vendors.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves.

Production and other taxes decreased by $1.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to lower wellhead revenues as a result of the decrease in our average realized oil and natural gas prices. As a percentage of wellhead revenues, production, severance and ad valorem taxes were 10.7% and 10.9% for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation, depletion, amortization, and accretion decreased by approximately $63.5 million to $118.9 million for the nine months ended September 30, 2016 from approximately $182.4 million for the nine months ended September 30, 2015 due to a decrease in the depletion base as a result of the non-cash ceiling impairment charges recorded during 2015 and the first half of 2016.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the nine months ended September 30, 2016 of $365.7 million as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2016 and June 30, 2016. The impairment for the first quarter of 2016 was $207.8 million and was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil. The impairment for the second quarter of 2016 was $157.9 million and was calculated based on the 12-month average price of $2.24 per MMBtu for natural gas and $42.91 per barrel of crude oil. There was no impairment for the third quarter of 2016.

For the nine months ended September 30, 2015, we recorded a non-cash ceiling test impairment of oil and natural gas properties of $1.4 billion as a result of a decline in oil and natural gas prices at the measurement dates, March 31, 2015, June 30, 2015 and September 30, 2015. The impairment for the first quarter of 2015 was $132.6 million and was calculated based on the 12-month average price of $3.91 per MMBtu for natural gas and $82.62 per barrel of crude oil. The impairment for the second quarter of 2015 was $733.4 million and was calculated based on the 12-month average price of $3.44 per MMBtu for natural gas and $71.51 per barrel of crude oil. The impairment for the third quarter of 2015 was $491.5 million and was calculated based on the 12-month average price of $3.11 per MMBtu for natural gas and $59.23 per barrel of crude oil.

We recorded a non-cash loss on impairment of goodwill of $252.7 million for the nine months ended September 30, 2016 to write the goodwill down to its estimated fair value of $253.4 million. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity and debt were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties that were valued using an income approach include: (i) observable forward prices for commodities at December 31, 2015 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas and the decline in the market price of our common units.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses increased $13.6 million to $28.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily resulting from about $13.8 million related to the hiring of additional employees, higher office expenses and professional services related to the LRE Merger and the Eagle Rock Merger completed in the fourth quarter of 2015 and the change in the accrual of employee bonuses for the 2015 performance year discussed below of approximately $4.8 million. This increase was partially offset by a decrease of about $2.8 million in Texas franchise tax and federal tax provision attributed to the increase in the deferred tax asset and decrease in the deferred tax liability associated with our oil and natural gas properties and a $2.2 million increase in COPAS overhead income attributed to the increase in operated wells acquired through the LRE Merger and the Eagle Rock Merger completed in the fourth quarter of 2015. Non-cash compensation decreased by $3.9 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily related to the change in the accrual of employee bonuses that will be paid in cash during 2016 rather than in Company common units as it was during 2015.

Other Income and Expense

Interest expense increased to $72.6 million for the nine months ended September 30, 2016 from $61.7 million for the nine months ended September 30, 2015 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility during the nine months ended September 30, 2016 compared to the same period in 2015. For the nine months ended September 30, 2016, we recorded a gain on extinguishment of debt amounting to $89.7 million which represents the difference between the aggregate fair market value the Senior Secured Second Lien Notes issued and the net carrying amount of Senior Notes due 2020 that were part of the Debt Exchange entered into in February 2016.

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

As of September 30, 2016, our critical accounting policies were consistent with those discussed in our 2015 Annual Report.

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

The borrowing base under our Reserve-Based Credit Facility is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. At November 7, 2016, we had indebtedness under our Reserve-Based Credit Facility totaling approximately $1.3 billion with a borrowing base of $1.1 billion, resulting in a borrowing base deficiency of $187.5 million, after consideration of $0.3 million in outstanding letters of credit. The Company intends to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in January 2017. The Company currently has a cash balance of approximately $30.0 million. Our current borrowing base deficiency may require us to dedicate cash, otherwise earmarked to fund drilling and acquiring reserves, to the repayment of the deficiency. We plan to mitigate this concern with planned asset sales and a potential refinancing of our Reserve-Based Credit Facility with an alternative capital provider. If we are unable to monetize our non-core assets or are not able to successfully refinance our Reserve-Based Credit Facility to eliminate our borrowing base deficiency and any future risk of further reductions, then we may have to reevaluate our drilling plans. Further, we may not be able to acquire additional properties allowing us to grow or maintain our reserves.

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

Notwithstanding these measures, we cannot assure you that we would be able to refinance or restructure our debt or implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations or cure, waive or extend the deadline to repay the borrowing base deficiency repayment obligation. The Company’s failure to repay any of the installments due to cure the borrowing base deficiency would constitute an event of default under the Credit Agreement and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under our Senior Notes due 2020 and Senior Secured Second Lien Notes. Furthermore, our Credit Agreement contains a liquidity covenant requiring the Company to maintain pro forma liquidity after giving pro forma effect to a payment on the Senior Notes due 2020, the Senior Notes due 2019 or Senior Secured Second Lien Notes of at least $50.0 million. Liquidity, as defined under the Credit Agreement, means the sum of (a) the Company’s unrestricted cash and cash equivalents, plus (b) the amount available to be borrowed under our Reserve-Based Credit Facility, or less (c) any current borrowing base deficiency amount. If we are not able to improve our liquidity through expected asset sales and refinancing transactions, we may not be able to keep in compliance with this covenant. As a result, we may not be able to make future payments under our Senior Notes due 2020, Senior Notes due 2019 or Senior Secured Second Lien Notes, which could result in an Event of Default under our Credit Agreement and the indentures governing our Senior Notes due 2020, Senior Notes due 2019 and Senior Secured Second Lien Notes. Pursuant to the Waiver and Eleventh Amendment, the First Lien Lenders agreed, among other things, subject to certain conditions, to waive any events of default resulting from the Company’s inability to maintain liquidity in excess of $50.0 million, giving pro forma effect to the Company’s payments of (i) the $15.0 million semi-annual interest payment due on October 1, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020 and (ii) the approximately $2.1 million semi-annual interest payment due on December 1, 2016 on approximately $51.1 million in aggregate principal amount of Senior Notes due 2019.
Absent an additional waiver from our First Lien Lenders, the next interest payment that would be subject to meeting the $50.0 million liquidity threshold before it could be paid pursuant to the Reserve Based Credit Facility is the $2.6 million semi-annual interest payment due on February 15, 2017 on the Senior Secured Second Lien Notes. For more information, please see Note 11. Subsequent Events of the Notes to the Consolidated Financial Statements.

Our Reserve-Based Credit Facility contains a number of other covenants that require us to maintain certain financial ratios. Specifically, as of the end of each fiscal quarter, we may not permit the following: (a) our current ratio to be less than 1.0 to 1.0 and (b) our total leverage ratio to be more than 5.25 to 1.0 in 2016 and 4.5 to 1.0 starting in 2017 and beyond. Our third quarter 2016 covenant total leverage ratio was 4.6 to 1.0. In addition, we are subject to various covenants including, but not limited to, those limiting our ability to incur indebtedness, enter into commodity and interest rate derivatives, grant certain liens, make certain loans, acquisitions, capital expenditures and investments, merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with all of our debt covenants as of September 30, 2016. The maturity date of our Reserve-Based Credit Facility is April 2018, as such all outstanding indebtedness will become current obligations on our Consolidated Balance Sheet in April 2017.

Cash Flow from Operations

Net cash provided by operating activities was $179.6 million during the nine months ended September 30, 2016, compared to $265.3 million during the nine months ended September 30, 2015. Changes in working capital decreased total cash flows by $48.4 million for the nine months ended September 30, 2016 and increased total cash flows by $64.1 million in the same period in 2015. Contributing to the decrease in working capital during 2016 was a $68.8 million decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The decrease was offset by a $10.5 million decrease in accounts receivable related to the timing of receipts from production and a $10.2 million decrease in other assets related to prepaid drilling costs actually spent during the period. The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the nine months ended September 30, 2016 or 2015.

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

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $219.5 million for the nine months ended September 30, 2016, compared to net cash used in investing activities of $107.0 million during the same period in 2015. Net cash provided by investing activities during the first nine months of 2016 primarily included $288.5 million in proceeds from the sale of oil and natural gas properties. Also during the first nine months of 2016 cash used in investing activities included $49.1 million for the drilling and development of oil and natural gas properties, $7.5 million for the acquisition of a 51% joint venture interest in the Potato Hills Gas Gathering System and $12.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties. Net cash used in investing activities during the first nine months of 2015 primarily included $80.2 million for the drilling and development of oil and natural gas properties, $13.4 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties and $13.0 million for the acquisition of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $360.3 million and $138.9 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in financing activities during the nine months ended September 30, 2016 included $337.4 million in net repayments of our long-term debt and $18.6 million cash paid to preferred, common and Class B unitholders in the form of distributions. Net cash used in financing activities during the nine months ended September 30, 2015 included $43.2 million in net repayments of our long-term debt and $126.6 million cash paid to preferred, common and Class B unitholders in the form of distributions. Additionally, cash provided by financing activities during the nine months ended September 30, 2015 included net proceeds from our public common unit offerings of $35.5 million.

Debt and Credit Facilities

Reserve-Based Credit Facility

As previously disclosed, in May 2016, the First Lien Lenders decreased the Company’s borrowing base from $1.78 billion to $1.325 billion resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million through September 30, 2016. As of September 30, 2016, there were approximately $1.35 billion of outstanding borrowings and approximately $2.9 million in outstanding letters of credit resulting in a borrowing deficiency of $31.9 million under the Reserve-Based Credit Facility.

On September 30, 2016, the Company entered into the Waiver to its Credit Agreement, in which the First Lien Lenders agreed, among other things, subject to certain conditions, to waive any event of default, so long as the payment was made within the 30-day grace period, resulting from the Company’s election not to make the approximately $15.0 million semi-annual interest payment due on October 3, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020. Pursuant to the Waiver, the First Lien Lenders agreed that the Company’s decision to take advantage of the applicable grace period under the indenture governing the Senior Notes due 2020 would not constitute an event of default under the Credit Agreement.

On October 26, 2016, the Company entered into the Limited Waiver and Eleventh Amendment (the “Waiver and Eleventh Amendment”) to its Credit Agreement. On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a further reduction from $1.325 billion to $1.1 billion. For more information, please see Note 11. Subsequent Events of the Notes to the Consolidated Financial Statements.

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

At November 7, 2016, we had indebtedness under our Reserve-Based Credit Facility totaling approximately $1.3 billion with a borrowing base of $1.1 billion, resulting in a borrowing base deficiency of $187.5 million, after consideration of $0.3 million in outstanding letters of credit.

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

As of September 30, 2016, we had elected for interest to be determined by reference to the LIBOR method described above. Interest is generally payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

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

We believe that we were in compliance with the terms of our Reserve-Based Credit Facility at September 30, 2016. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the Reserve-Based Credit Facility and exercise other rights and remedies. Each of the following will be an event of default:

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

Letters of Credit

At September 30, 2016, we have unused irrevocable standby letters of credit of approximately $2.9 million. The letters are being maintained as security for performance on long-term transportation contracts. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with marketing counterparties.

8.375% Senior Notes Due 2019

At September 30, 2016, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of our existing subsidiaries, all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”). Prior to the Eagle Rock Merger, the parties to the indenture executed a supplemental indenture which eliminated substantially all of the restrictive covenants and certain events of default with respect to the Senior Notes due 2019.

We have the option to redeem some or all of the Senior Notes due 2019 at any time at redemption prices equal to the aggregate principal amount multiplied by (i) 102.094% if such Senior Notes due 2019 are redeemed in 2016 and (ii) 100.000% if such Senior Notes due 2019 are redeemed in 2017 and thereafter.

7.875% Senior Notes Due 2020

At September 30, 2016, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

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

The Senior Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2020 achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Notes Indenture exists, many of the foregoing covenants will terminate. As of September 30, 2016, based on the most restrictive covenants of the Senior Notes Indenture and as a result of our borrowing base deficiency, we are restricted from making distributions to our unitholders. In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under Senior Notes due 2020.

Interest on the Senior Notes due 2020 is payable on April 1 and October 1 of each year. We may redeem some or all of the Senior Notes due 2020 at any one or more occasions on or after April 1, 2016 at redemption prices of 103.93750% of the aggregate principal amount of the Senior Notes due 2020 as of April 1, 2016, plus accrued and unpaid interest, if any, on the Senior Notes due 2020 redeemed, declining to 100% on April 1, 2018 and thereafter. We had the option to redeem some or all of the Senior Notes due 2020 at any one or more occasions prior to April 1, 2016 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes due 2020 thereof, plus a “make-whole” premium, and accrued and unpaid interest to the redemption date. We did not redeem any of the Senior Notes due 2020 prior to April 1, 2016. If we sell certain of our assets and experience certain changes of control, we may be required to repurchase all or a portion of the Senior Notes due 2020 at a price equal to 100% and 101% of the aggregate principal amount of the Senior Notes due 2020, respectively.

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

The Senior Secured Second Lien Notes Indenture also contains covenants that will limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem our common units or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Secured Second Lien Notes achieve an investment grade rating from each of Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. and no default under the Senior Secured Second

Lien Notes Indenture exists, many of the foregoing covenants will terminate. As of September 30, 2016, based on the most restrictive covenants of the Senior Secured Second Lien Notes Indenture and as a result of our borrowing base deficiency, we are restricted from making distributions to our unitholders. In addition, a payment default under the Reserve Based Credit Facility could result in a cross default under Secured Second Lien Notes.

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million for the nine months ended September 30, 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 included in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million.

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

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

A summary of our contractual obligations as of September 30, 2016 is provided in the following table (in thousands):

	Payments Due by Year
	2016	2017	2018	2019	2020	After 2020	Total
Management base salaries	$378	$1,590	$1,670	$—	$—	$—	$3,638
Asset retirement obligations (1)	1,376	8,288	7,627	8,009	8,409	232,189	265,898
Derivative liabilities (2)	5,791	17,262	2,599	1,998	—	—	27,650
Reserve-Based Credit Facility (3)	31,887	—	1,322,113	—	—	—	1,354,000
Senior Notes and related interest (4)	27,639	39,645	39,645	163,901	389,347	—	660,177
Operating leases	730	3,422	1,652	1,149	1,135	6,877	14,965
Development commitments (5)	9,598	—	—	—	—	—	9,598
Firm transportation agreements (6)	3,317	12,538	11,678	9,661	410	—	37,604
Lease financing obligations (7)	1,361	5,442	5,442	5,442	4,359	1,278	23,324
Other future obligations (8)	117	468	468	308	—	—	1,361
Total	$82,194	$88,655	$1,392,894	$190,468	$403,660	$240,344	$2,398,215

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

(3)
This table does not include interest to be paid on the Reserve-Based Credit Facility principal balances shown as the interest rates are variable. Pursuant to the semi-annual borrowing base redetermination, the Company’s borrowing base under its Reserve-Based Credit Facility was reduced to $1.1 billion effective November 3, 2016. Following the Company’s payments to the First Lien Lenders in connection with the Limited Waiver and Eleventh Amendment, the Company has a borrowing base deficiency of $187.5 million. The Company intends to repay the remaining deficiency of $187.5 million in five equal monthly installments of approximately $37.5 million beginning in January 2017. Please read Note 3. Long-Term Debt and Note 11. Subsequent Events of the Notes to the Consolidated Financial Statements for additional information regarding our Reserve-Based Credit Facility and the Waiver and Eleventh Amendment.

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

(7)	The Lease Financing Obligations are calculated based on the aggregate present value of minimum future lease payments. The amounts presented include interest payable for each year.

(8)	Represents future required cash payments pursuant to an executed letter agreement.

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus:

•	Net income (loss) attributable to non-controlling interest.

The result is net income (loss) which includes the non-controlling interest. From this we add or subtract the following:

•	Net interest expense;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Impairment of goodwill;

•	Change in fair value of commodity derivative contracts;

•	Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period;

•	Fair value of derivative contracts acquired that apply to contracts settled during the period;

•	Fair value of restructured derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Gain on extinguishment of debt;

•	Net gains or losses on acquisitions of oil and gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Transaction costs incurred on acquisitions, mergers and divestitures; and

•	Non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard unitholders.

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

For the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, Adjusted EBITDA attributable to Vanguard unitholders increased 14%, from $88.2 million to $100.4 million. For the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, Adjusted EBITDA attributable to Vanguard unitholders increased 14%, from $264.1 million to $299.9 million. The following table presents a reconciliation of consolidated net loss to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to Vanguard unitholders	$(245,395)	$(462,277)	$(651,467)	$(1,374,752)
Add: Net income attributable to non-controlling interests	27	—	91	—
Net loss	$(245,368)	$(462,277)	$(651,376)	$(1,374,752)
Plus:
Interest expense	22,976	21,130	72,612	61,693
Depreciation, depletion, amortization, and accretion	32,096	52,428	118,935	182,443
Impairment of oil and natural gas properties	—	491,487	365,658	1,357,462
Impairment of goodwill	252,676	—	252,676	—
Change in fair value of commodity derivative contracts (a)	30,135	(33,470)	201,388	18,014
Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period (a)	833	2,057	2,532	4,624
Fair value of derivative contracts acquired that apply to contracts settled during the period (a)	3,561	12,453	9,936	32,734
Fair value of restructured derivative contracts (a)	—	—	—	(31,945)
Net (gains) losses on interest rate derivative contracts (b)	(764)	807	6,061	2,291
Gain on extinguishment of debt	—	—	(89,714)	—
Net loss on acquisition of oil and natural gas properties	2,117	284	3,782	284
Texas margin taxes	(571)	(522)	(3,205)	(380)
Compensation related items	2,746	3,827	7,721	11,654
Transaction costs incurred on acquisitions, mergers and divestitures	75	—	3,198	—
Adjusted EBITDA before non-controlling interest	100,512	88,204	300,204	264,122
Adjusted EBITDA attributable to non-controlling interest	(115)	—	(347)	—
Adjusted EBITDA attributable to Vanguard unitholders	$100,397	$88,204	$299,857	$264,122

(a)	These items are included in the net gains (losses) on commodity derivative contracts line item in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash settlements received on matured commodity derivative contracts	$55,628	$45,368	$198,104	$125,988
Change in fair value of commodity derivative contracts	(30,135)	33,470	(201,388)	(18,014)
Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period	(833)	(2,057)	(2,532)	(4,624)
Fair value of derivative contracts acquired that apply to contracts settled during the period	(3,561)	(12,453)	(9,936)	(32,734)
Fair value of restructured derivative contracts	—	—	—	31,945
Net gains (losses) on commodity derivative contracts	$21,099	$64,328	$(15,752)	$102,561

(b)	Net gains (losses) on interest rate derivative contracts as shown on the consolidated statements of operations is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash settlements paid on interest rate derivative contracts	$(2,043)	$(988)	$(6,770)	$(2,968)
Change in fair value of interest rate derivative contracts	2,807	181	709	677
Net gains (losses) on interest rate derivative contracts	$764	$(807)	$(6,061)	$(2,291)

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

At September 30, 2016, the fair value of commodity derivative contracts was an asset of approximately $111.5 million, of which $99.6 million settles during the next twelve months.

In October 2016, in conjunction with entering into the Waiver and Eleventh Amendment, we monetized certain amount of our outstanding price commodity hedges for total proceeds of approximately $42.3 million. Our hedge position as of September 30, 2016, excluding and including the impact of the commodity price hedge monetizations is shown below:

	October 1, - December 31, 2016	Year 2017
Gas Production Hedged:
Excluding Monetization
% Anticipated Production Hedged	82%	64%
Weighted Average Price ($/MMBtu)	$4.28	$3.67
Including Monetization
% Anticipated Production Hedged	58%	50%
Weighted Average Price ($/MMBtu)	$4.13	$3.46
Oil Production Hedged:
Excluding Monetization
% Anticipated Production Hedged	85%	20%
Weighted Average Price ($/Bbl)	$67.91	$84.58
Including Monetization
% Anticipated Production Hedged	54%	14%
Weighted Average Price ($/Bbl)	$62.83	$83.98
NGLs Production Hedged:
Excluding Monetization
% Anticipated Production Hedged	27%	—%
Weighted Average Price ($/Bbl)	$30.31	$—
Including Monetization
% Anticipated Production Hedged	24%	—%
Weighted Average Price ($/Bbl)	$30.99	$—

The calculations underlying the summary disclosure above are based on fixed price swaps, three-way collars, puts and range bonus accumulators and these calculations exclude basis swap contracts, calls sold and swaptions. The weighted average price for oil and natural gas will fluctuate based on the value of existing three-way collars and short puts as the respective prices settle. The above weighted average prices are calculated based on forward strip commodity prices as of November 7, 2016.

The following tables summarize oil, natural gas and NGLs commodity derivative contracts in place at September 30, 2016 excluding the impact of the monetization mentioned above.

	October 1 -December 31, 2016	Year 2017
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	18,264,472	55,080,260
Fixed Price ($/MMBtu)	$4.36	$3.74
Collars:
Notional Volume (Bbls)	—	450,000
Floor Price ($/Bbl)	$—	$3.10
Ceiling Price ($/Bbl)	$—	$3.45
Three-Way Collars:
Notional Volume (MMBtu)	3,220,000	14,600,000
Floor Price ($/MMBtu)	$3.95	$3.88
Ceiling Price ($/MMBtu)	$4.25	$4.15
Put Sold ($/MMBtu)	$3.00	$3.31

	October 1 -December 31, 2016	Year 2017
Oil Positions:
Fixed-Price Swaps (West Texas Intermediate):
Notional Volume (Bbls)	469,014	749,698
Fixed Price ($/Bbl)	$84.00	$85.70
Fixed-Price Swaps (Light Louisiana Sweet):
Notional Volume (Bbls)	—	168,000
Fixed Price ($/Bbl)	$—	$91.25
Collars:
Notional Volume (Bbls)	138,000	—
Floor Price ($/Bbl)	$45.00	$—
Ceiling Price ($/Bbl)	$55.00	$—
Puts:
Notional Volume (Bbls)	92,000	—
Put Price ($/Bbl)	$60.00	$—
Three-Way Collars:
Notional Volume (Bbls)	266,800	—
Floor Price ($/Bbl)	$90.00	$—
Ceiling Price ($/Bbl)	$96.18	$—
Put Sold ($/Bbl)	$73.62	$—

October 1 -December 31, 2016
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Propane
Notional Volume (Bbls)	114,300
Fixed Price ($/Bbl)	$23.61
Mont Belvieu N. Butane
Notional Volume (Bbls)	50,500
Fixed Price ($/Bbl)	$28.54
Mont Belvieu Isobutane
Notional Volume (Bbls)	24,000
Fixed Price ($/Bbl)	$28.53
Mont Belvieu N. Gasoline
Notional Volume (Bbls)	38,700
Fixed Price ($/Bbl)	$53.50

As of September 30, 2016, the Company sold the following put option contracts:

	October 1 -December 31, 2016	Year 2017
Gas Positions:
Notional Volume (MMBtu)	460,000	1,825,000
Put Sold ($/MMBtu)	$3.00	$3.50
Oil Positions:
Notional Volume (Bbls)	36,800	73,000
Put Sold ($/Bbl)	$75.00	$75.00

As of September 30, 2016, the Company had the following open range bonus accumulator contracts:

October 1 -December 31, 2016
Oil Positions:
Notional Volume (Bbls)	46,000
Bonus ($/Bbl)	$4.00
Range Ceiling ($/Bbl)	$100.00
Range Floor ($/Bbl)	$75.00

As of September 30, 2016, the Company had the following open basis swap contracts:

	October 1 -December 31, 2016	Year 2017
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	9,660,000	21,900,000
Weighted-basis differential ($/MMBtu)	$(0.20)	$(0.20)
Houston Ship Channel and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	235,385	—
Weighted-basis differential ($/MMBtu)	$(0.08)	$—
TexOk and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	69,624	—
Weighted-basis differential ($/MMBtu)	$(0.10)	$—
WAHA and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	390,713	—
Weighted-basis differential ($/MMBtu)	$(0.13)	$—

October 1 -December 31, 2016
Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	243,000
Weighted-basis differential ($/Bbl)	$(1.01)
West Texas Sour and WTI Cushing Basis Differential
Notional Volume (Bbls)	55,200
Weighted-basis differential ($/Bbl)	$(0.43)
WTI and West Canadian Select Basis Differential
Notional Volume (Bbls)	184,000
Weighted-basis differential ($/Bbl)	$(14.25)

As of September 30, 2016, the Company sold calls as follows:

	October 1 - December 31, 2016	Year 2017
Gas Positions:
Notional Volume (MMBtu)	2,300,000	11,862,500
Weighted Average Fixed Price ($/MMBtu)	$4.25	$3.01
Oil Positions:
Notional Volume (Bbls)	156,400	365,000
Weighted Average Fixed Price ($/Bbl)	$50.00	$95.00

As of September 30, 2016, the Company had the following open swaptions contracts:

	Year 2017	Year 2018
Gas Positions:
Notional Volume (MMBtu)	3,437,500	675,000
Weighted Average Fixed Price ($/MMBtu)	$2.99	$2.74

Interest Rate Risks

At September 30, 2016, we had debt outstanding of $1.8 billion. The amount outstanding under our Reserve-Based Credit Facility at September 30, 2016 was approximately $1.35 billion and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.4 million increase in annual interest expense after consideration of the interest rate swaps discussed below.

We enter into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company records changes in the fair value of its interest rate derivatives in current earnings under net gains or losses on interest rate derivative contracts.

The following summarizes information concerning our positions in open interest rate derivative contracts at September 30, 2016 (in thousands):

	October 1 - December 31, 2016	Year 2017	Year 2018	Year 2019
Weighted Average Notional Amount	$460,652	$256,342	$192,836	$175,000
Weighted Average Fixed LIBOR Rate	1.95%	2.15%	2.31%	2.32%

Counterparty Risk

At September 30, 2016, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative assets and liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Due From/(Owed To) Counterparty at September 30, 2016
ABN AMRO (A)	$1,641	$128	$—	$—	$1,769
Bank of America (A)	19,613	4,704	—	—	24,317
Barclays (A-)	3,727	—	—	(26)	3,701
BMO (A+)	2,322	281	—	—	2,603
CIBC (A+)	1,477	271	—	—	1,748
Citibank (A)	3,777	512	—	—	4,289
Comerica (A-)	2,533	—	—	—	2,533
Commonwealth Bank of Australia (AA-)	840	146	—	—	986
Fifth Third Bank (A-)	285	—	—	—	285
Huntington Bank (BBB+)	725	—	—	(136)	589
ING Financial Markets (A)	8,896	—	—	(91)	8,805
JP Morgan (A-)	21,381	—	—	—	21,381
Morgan Stanley (BBB+)	3,820	949	—	—	4,769
Natixis (A)	1,381	147	—	—	1,528
NextEra Energy Inc. (A-)	—	—	(33)	—	(33)
RBC (AA-)	4,617	935	—	—	5,552
Scotia Capital (A+)	4,355	44	—	—	4,399
SunTrust (A-)	925	185	—	—	1,110
Wells Fargo (AA-)	12,672	—	—	(1,419)	11,253
Total	$94,987	$8,302	$(33)	$(1,672)	$101,584

In order to mitigate the credit risk of financial instruments, we enter into master netting agreements with our counterparties. The master netting agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each financial transaction between the counterparty and us separately, the master netting agreement enables the counterparty and us to aggregate all financial trades and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (1) default by a counterparty under one financial trade can trigger rights to terminate all financial trades with such counterparty; and (2) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out. Under the master netting agreement, the maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of financial instruments, was approximately $101.6 million at September 30, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2016, the LRE Lawsuit Defendants filed a motion to dismiss the LRE Lawsuit in its entirety under Federal Rule of Civil Procedure 12(b)(6). The LRE Lawsuit Defendants argue that, among other things, the LRE Lawsuit should be dismissed because the LRE Plaintiff (i) improperly bases his omission claims on publicly available and/or immaterial information, (ii) improperly alleges the LRE Lawsuit Defendants should have disclosed information that was speculative or contingent, (iii) inadequately alleges that the purported omissions rendered the LRE Proxy misleading, and (iv) improperly bases his claims on forward-looking statements protected by the bespeaks caution doctrine. The motion to dismiss is fully briefed.

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

On June 1, 2015, another alleged Eagle Rock unitholder filed a class action lawsuit against Eagle Rock G&P and the members of Eagle Rock G&P’s board of directors (the “Federal Defendants”). This lawsuit was styled Pieter Heydenrych v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470, in the United States District Court for the Southern District of Texas, Houston Division. On February 12, 2016, certain additional alleged Eagle Rock unitholders (the “Federal Plaintiffs”) amended the complaint in this lawsuit (the “Amended Complaint”), which is now styled Irving Braun, et al. v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470 (the “Federal Lawsuit”).

In the Amended Complaint, the Federal Plaintiffs alleged multiple causes of action related to the registration statement and proxy statement filed with the SEC in connection with the Eagle Rock Merger, including that (i) Vanguard and certain of its officers and directors allegedly violated Section 11 of the Securities Act by including inaccurate, misleading and untrue material statements in the registration statement and proxy statement related to the Eagle Rock Merger, (ii) the members of Vanguard’s board of directors were allegedly culpable participants in the alleged violations of Section 11 of the Securities Act by signing the registration statements and of Section 15 of the Securities Act by participating in the issuance of common units in connection with the Eagle Rock Merger, (iii) the Defendants allegedly violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by filing proxy statements with misleading and untrue material statements and (iv) the Defendants allegedly violated Section 20 of the Exchange Act by failing to use their control and influence to stop the violations of Section 14(a) of the Exchange Act. The Federal Plaintiffs alleged that the registration statement and proxy statement filed in connection with the Eagle Rock Merger failed, among other things, to disclose allegedly material details concerning (x) Eagle Rock’s and Vanguard’s financial and operational projections, (y) Vanguard’s debt obligations and (z) an imminent reduction in Vanguard’s distributions to unitholders.

Based on these allegations, the Federal Plaintiffs sought damages and attorneys’ fees.

The Federal Defendants filed a motion to dismiss the Federal Lawsuit in its entirety under Federal Rule of Civil Procedure 12(b)(6). On October 21, 2016, the United States District Court for the Southern District of Texas granted the Federal Defendants’ motion and dismissed the Federal Lawsuit in its entirety with prejudice.

Vanguard cannot predict the outcome of the Federal Lawsuit or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the Federal Lawsuit. The Defendants believe the Federal Lawsuit is without merit and intend to vigorously defend against it in the event that the Federal Plaintiffs attempt to appeal the dismissal of the Federal Lawsuit.

Litigation Relating to the Debt Exchange

On March 1, 2016, a purported holder of the Senior Notes due 2020, Gregory Maniatis, individually and purportedly on behalf of other non-qualified institutional buyers (“non-QIBs”) who beneficially held the Senior Notes due 2020, filed a class action lawsuit, against Vanguard and VNRF in the United States District Court for the Southern District of New York (the “Court”). The lawsuit was styled Gregory Maniatis v. Vanguard Natural Resources, LLC and VNR Finance Corp., Case No. 1:16-cv-1578. On March 18, 2016, a purported holder of the Senior Notes due 2020, William Rowland, individually and purportedly on behalf of others similarly situated filed a class action lawsuit, against Vanguard, VNRF, Vanguard Natural Gas, LLC, VNR Holdings, LLC, Vanguard Permian, LLC, Encore Energy Partners Operating LLC, and Encore Clear Fork Pipeline LLC in the United States District Court for the Southern District of New York. The lawsuit was styled, Rowland v. Vanguard Natural Resources, LLC et al, Case No. 1:16-cv-2021. On March 29, 2016, a purported holder of the Senior Notes due 2020, Lawrence Culp, individually and purportedly on behalf of others similarly situated filed a class action lawsuit, against Vanguard, VNRF, Vanguard Natural Gas, LLC, VNR Holdings, LLC, Vanguard Permian, LLC, Encore Energy Partners Operating LLC, and Encore Clear Fork Pipeline LLC. The lawsuit was styled, Culp v. Vanguard Natural Resources, LLC et al, Case No. 1:16-cv-2303. On April 12, 2016, purported holders of Senior Notes due 2020, Richard I. Kaufmann and Laura Kaufmann, individually and purportedly on behalf of others similarly situated, filed a class action lawsuit against Vanguard, VNRF, Vanguard Natural Gas, LLC, VNR Holdings, LLC, Vanguard Permian, LLC, Encore Energy Partners Operating LLC, and Encore Clear Fork Pipeline LLC in the Southern District of New York. The lawsuit was styled Kaufmann et al v. Vanguard Natural Resources, LLC et al, Case No. 1:16-cv-02743.

On April 14, 2016, the above styled lawsuits were consolidated for all purposes and captioned In re Vanguard Natural Resources Bondholder Litigation, Case No. 16-cv-01578 (the “Debt Exchange Lawsuit”). Maniatis, Rowland and Culp (the “Debt Exchange Plaintiffs”) filed an Amended Complaint in the Debt Exchange Lawsuit against Vanguard, VNRF, Vanguard

Natural Gas, LLC, VNR Holdings, LLC, Vanguard Permian, LLC, Encore Energy Partners Operating LLC, and Encore Clear Fork Pipeline LLC (the “Debt Exchange Defendants”) on April 20, 2016.

The Debt Exchange Plaintiffs allege a variety of causes of action challenging the Company’s debt exchange, whereby the Debt Exchange Defendants issued new Senior Secured Second Lien Notes in exchange for certain Senior Notes due 2020 (the “Exchange Offer”), including that the Debt Exchange Defendants have allegedly (a) violated Section 316(b) of the Trust Indenture Act of 1939 (the “TIA”) by benefiting themselves and a minority of the holders of Senior Notes due 2020 at the expense of the non-QIB holders of Senior Notes due 2020, (b) breached the terms of the indenture governing the Senior Notes due 2020 (the “Senior Notes Indenture”) and the Debt Exchange Plaintiffs’ and class members’ contractual rights under the Senior Notes Indenture, (c) breached the implied covenant of good faith and fair dealing in connection with the Exchange Offer, and (d) unjustly enriched themselves at the expense of the Debt Exchange Plaintiffs and class members by reducing indebtedness and reducing the value of the Senior Notes due 2020.

Based on these allegations, the Debt Exchange Plaintiffs seek to be declared a proper class and a declaration that the Exchange Offer violated the TIA and the Senior Notes Indenture.The Debt Exchange Plaintiffs also seek monetary damages and attorneys’ fees.

On August 10, 2016, the Debt Exchange Plaintiffs filed a Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”), in which they realleged the claims asserted in the Amended Complaint, named Vanguard Operating, LLC, Escambia Operating Co. LLC, Escambia Asset Co. LLC, Eagle Rock Upstream Development Company, Inc., Eagle Rock Upstream Development Company II, Inc., Eagle Rock Acquisition Partnership, L.P., Eagle Rock Acquisition Partnership II, L.P., Eagle Rock Energy Acquisition Co., Inc., and Eagle Rock Energy Acquisition Co., II, Inc. (collectively with the Debt Exchange Defendants , the “Defendants”) as additional defendants in the Debt Exchange Lawsuit, and added an additional breach of the Senior Notes Indenture claim.

The Defendants moved to dismiss the Second Amended Complaint in its entirety with prejudice on August 19, 2016 (the “Motion to Dismiss”) arguing that the: (1) Debt Exchange Plaintiffs lack standing; (2) Second Amended Complaint fails to plead plausible facts demonstrating that the Exchange Offer Violated the TIA; (3) Debt Exchange Plaintiffs are barred from bringing state law claims; (4) Second Amended Complaint fails to plead plausible facts demonstrating that the Exchange Offer breached the terms of the Senior Notes Indenture; (5) Second Amended Complaint fails to plead plausible facts demonstrating a breach of the implied covenant of good faith and fair dealing; (6) unjust enrichment is not available as a cause of action; and (7) declaratory judgment claims are duplicative. The Debt Exchange Plaintiffs filed an opposition to the Motion to Dismiss on September 19, 2016, and the Defendants filed a reply in further support of the Motion to Dismiss on October 7, 2016.

The Debt Exchange Lawsuit is in the early stages of litigation. Vanguard cannot predict the outcome of the Debt Exchange Lawsuit or any others that might be filed subsequent to the date of the filing of this report; nor can Vanguard predict the amount of time and expense that will be required to resolve the Debt Exchange Lawsuit. The Defendants believe the Debt Exchange Lawsuit is without merit and intend to vigorously defend against it.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our 2015 Annual Report on Form 10-K and Part II-Item1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. There have been no material changes to the risk factors set forth in our 2015 Annual Report on Form 10-K and Form 10-Q for the quarterly period ended June 30, 2016, other than as set forth below.

We are evaluating a variety of strategic alternatives to improve our balance sheet and to satisfy our obligations under our debt instruments, but there is no guarantee that any such alternatives can be effectuated on acceptable terms or at all and the alternatives could adversely affect our creditors and the holders of our common units may be at significant risk of losing all of their investment in us.

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

To the extent inadequate liquidity or other considerations require us to seek to restructure or refinance our debt, our ability to do so will depend on numerous factors, including many beyond our control, such as the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

To the extent inadequate cash flows from operations and other available capital resources require us to dispose of material assets or operations to meet our debt service and other obligations, we may not be able to consummate these dispositions for fair market value, in a timely manner, or at all. Furthermore, any proceeds that we could realize from any dispositions may not be adequate to meet our debt service or other obligations then due.

The terms of existing or future debt instruments, including the indentures governing our Senior Notes, may restrict us from adopting some of these alternative financing plans. For example, covenants in the indentures governing the Senior Notes due 2020 and Senior Secured Second Lien Notes limit our ability to (i) incur, assume or guarantee additional indebtedness or issue preferred units; (ii) create liens to secure indebtedness; (iii) purchase or redeem subordinated indebtedness; (iv) consolidate with or merge with or into, or sell substantially all of our properties to, another person; or (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries.

One or more of these alternative financing plans could potentially be consummated with the consent of any one or more of our current unitholders, or, if necessary, without the consent of holders through a restructuring under a voluntary bankruptcy proceeding. Moreover, we cannot guarantee that any particular refinancing or restructuring alternatives, such as refinancing our existing indebtedness, extending the maturity dates of such indebtedness, or otherwise amending the terms thereof, would be sufficient or could be effectuated at all. Such alternative financing plans would likely adversely affect our creditors and be highly dilutive to our existing holders of our common units or Cumulative Preferred Units or possibly cause the loss of all or substantially all of their investment.

If we are unable to service our debt and other obligations through cash flows from operations and are unable to effectuate one or more of the alternative financing plans we currently are evaluating, we may be required to restructure our indebtedness and equity capitalization.  Depending upon asset values and other factors, any future restructuring could be highly dilutive to existing holders of our common units and Cumulative Preferred Units, could result in the holders of common units and Cumulative Preferred Units holders losing a significant amount or all of their investment in us and may adversely affect the trading prices and values of our existing debt and equity securities. We cannot assure you that the Company will continue in its current state and that your investment will retain any value.

Our lenders periodically redetermine the amount we may borrow under our Reserve-Based Credit Facility, which may materially impact our operations.

The Company uses borrowings under its Reserve-Based Credit Facility (defined below) to fund its exploration, development and acquisition activities and for other corporate purposes. The borrowing base is subject to adjustments from time to time (but not less than on a semi-annual basis) based on the projected present value of estimated future net cash flows (as determined by the bank’s petroleum engineers utilizing the bank’s internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves.

As previously disclosed, in May 2016, the lenders party to the Credit Agreement (the “First Lien Lenders”) decreased the Company’s borrowing base from $1.78 billion to $1.325 billion (the “Reserve-Based Credit Facility”), resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million throughout the three months ended September 30, 2016. As of September 30, 2016, there were approximately $1.35 billion of outstanding borrowings and approximately $2.9 million in outstanding letters of credit resulting in a borrowing deficiency of $31.9 million under the Reserve-Based Credit Facility.

On September 30, 2016, the Company entered into a waiver (the “Waiver”) to its Credit Agreement, in which the lenders thereto (the “First Lien Lenders”) agreed, among other things, subject to certain conditions, to waive any event of default, so long as the payment was made within the 30-day grace period, resulting from the Company’s election not to make the approximately $15.0 million semi-annual interest payment due on October 3, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020. Pursuant to the Waiver, the First Lien Lenders agreed that the Company’s decision to take advantage of the applicable grace period under the indenture governing the Senior Notes due 2020 would not constitute an event of default under the Credit Agreement. A failure to pay interest on the Senior Notes due 2020 following the expiration of the 30-day grace period would also result in events of default under the Credit Agreement and the indenture governing the Senior Secured Second Lien Notes, which would entitle the trustee under the indenture governing the Senior Secured Second Lien Notes and the First Lien Lenders to declare all obligations thereunder to be immediately due and payable.

On October 26, 2016, the Company entered into the Limited Waiver and Eleventh Amendment to the Credit Agreement. Pursuant to the Waiver and Eleventh Amendment, the First Lien Lenders agreed, among other things, subject to certain conditions, to waive any events of default resulting from the Company’s inability to maintain liquidity in excess of $50 million, giving pro forma effect to the Company’s payments of (i) the $15.0 million semi-annual interest payment due on October 1, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020 and (ii) the approximately $2.1 million semi-annual interest payment due on December 1, 2016 on approximately $51.1 million in aggregate principal amount of Senior Notes due 2019.

On November 3, 2016, the Administrative Agent decreased the Company’s borrowing base from $1.325 billion to $1.1 billion. The Company monetized certain of its outstanding commodity hedge agreements and used the proceeds along with cash on hand first to pre-pay the First Lien Lenders (i) $29.3 million, representing the remaining outstanding borrowing base deficiency resulting from the Company’s borrowing base redetermination in May 2016 and (ii) $37.5 million, which was applied as the first required monthly payment to the Company’s new borrowing base deficiency resulting from the November 2016 borrowing base redetermination. The Company intends to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in January 2017. The Company anticipates that its forecasted excess cash flow from operations will not be sufficient to pay the remaining borrowing base deficiency. Refinancing or restructuring our debt, selling assets, reducing or delaying our drilling program or seeking to raise additional capital through non-traditional lending or other private sources of capital will be necessary to satisfy this requirement in order to be back in compliance under the Credit Agreement. Also, pursuant to the Waiver and Eleventh Amendment, the Company pledged to the First Lien Lenders certain unencumbered midstream assets as collateral. Additionally, pursuant to the Waiver and Eleventh Amendment, the Company agreed to pay 100% of the net cash proceeds from any asset sale, swap or hedge monetization or other disposition to the First Lien Lenders. The borrowing base may be further reduced as a result of such disposition to the extent of the attributed value of such asset to the borrowing base. Furthermore, any incurrence of second lien debt will require the Company to prepay the First Lien Lenders equal to the net cash proceeds received by the Company from any second lien financing.

The Company made the $15.1 million semi-annual interest payment with respect to its Senior Notes due 2020 on October 26, 2016. The Company’s failure to repay any of the installments due related to the borrowing base deficiency shall constitute an event of default under the Credit Agreement and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Reserve-Based Credit Facility could result in a cross default under our Senior Notes due 2020 and Senior Secured Second Lien Notes. In such case, we may not have sufficient assets to repay our creditors, including the holders of our Senior Notes due 2020 or Senior Notes due 2019. As a result, there may not be any value remaining attributable to the holders of our common units and Cumulative Preferred Units.

Further reduction in the Company’s borrowing base, or an acceleration of the deficiency repayment schedule, would materially and adversely impact our liquidity, which would materially limit our exploration, development, and acquisition activities and adversely affect our operations and financial results.

Additionally, the Company’s failure to repay any of the installments due to the borrowing base deficiency shall constitute an event of default under the Credit Agreement and as such, the First Lien Lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Reserve-Based Credit Facility could result in a cross default under our Senior Notes due 2020 and Senior Secured Second Lien Notes. In such case, we may not have sufficient assets to repay our creditors, including the holders of our Senior Notes. As a result, there may not be any value remaining attributable to the holders of our Common units and Cumulative Preferred Units.

Our Reserve-Based Credit Facility matures on April 16, 2018. We may not be able to refinance our debt under this facility before the maturity date, which may materially and adversely impact our liquidity, materially limit our exploration, development and acquisition activities and adversely affect our operations and financial results.

Our Reserve-Based Credit Facility matures on April 16, 2018. No assurances can be given that we will be able to refinance this debt on or before the maturity date. Subsequent debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to refinance our debt under our Reserve-Based Credit Facility or negotiate an extension of such facility prior to the maturity date, our lenders thereunder may accelerate our indebtedness and exercise remedies available to them, including foreclosure on our pledged assets securing their borrowings. We expect that in these circumstances, we would pursue the various alternatives described in the immediately preceding risk factors to reduce our indebtedness and repay amounts owed under our Reserve-Based Credit Facility, all of which could be highly dilutive to existing holders of our common units and Cumulative Preferred Units, could result in equity holders losing a significant amount or all of their investment in us and may adversely affect the trading prices and values of our existing debt and equity securities. If we cannot access adequate funding under our Reserve-Based Credit Facility, it will materially and adversely impact our liquidity, which would materially limit our exploration, development, and acquisition activities and adversely affect our financial condition and results of operations and impair our ability to service our indebtedness.

Events of default may occur under our debt instruments. If events of default occur or lenders under these debt instruments accelerate the obligations thereunder, as to matters not covered or no longer covered by forbearance agreements, cross-defaults will exist under certain of our remaining indebtedness and we will not be able to repay the obligations that become immediately due.

Events of default may occur under our debt instruments. If events of default occur or lenders under these debt instruments accelerate the obligations thereunder, as to matters not covered or no longer covered by the forbearance agreements, cross-defaults will exist under certain of our remaining indebtedness and we will not be able to repay the obligations that become immediately due. For example, the Company availed itself of the applicable 30-day grace period under the indenture governing the Senior Notes due 2020, and pursuant to the Waiver, the First Lien Lenders agreed to waive any event of default, so long as the payment was made within the 30-day grace period, resulting from the Company’s decision to avail itself of the applicable 30-day grace period. The Company made its $15.1 million interest payment with respect to its Senior Notes due 2020 on October 26, 2016. A failure to pay interest on the Senior Notes due 2020 at such date would have also resulted in events of default under the Credit Agreement and the indenture governing the Senior Secured Second Lien Notes, which would entitle the trustee under the indenture governing the Senior Secured Second Lien Notes and the First Lien Lenders to declare all obligations thereunder to be immediately due and payable. Furthermore, under the Tenth Amendment to the Credit Agreement, the Company and its First Lien Lenders agreed to the provision that an Event of Default (as defined under the Credit Agreement) would occur should the Company make any payment of principal, accrued interest or fees to any Senior Notes due 2020, Senior Notes due 2019 or Senior Secured Second Lien Notes on or after September 15, 2016 if the Company’s pro forma liquidity after giving pro forma effect to such payment is less than $50.0 million. The Company did not have requisite liquidity, but the Company received a limited waiver of the liquidity requirements from the First Lien Lenders and was able to pay the October interest due the Senior Notes due 2020 of approximately $15.1 million. If any of our debt obligations are accelerated due to the events of default or future cross-defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

If the trading price of our Common Units fails to comply with the continued listing requirements of the NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our Common Units.

Our Common Units currently are listed on the NASDAQ. Beginning on October 3, 2016, our Common Units have generally traded on the NASDAQ at less than $1.00 per share. If at any time our Common Units fall below the minimum bid price of $1.00 per Common Unit for 30 consecutive business days, the NASDAQ may send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If we are unable to resolve our bid price deficiency during the applicable 180 calendar day compliance period, NASDAQ Staff will issue a delisting letter. At that time, the Company may request a hearing before a hearing panel, which will stay the delisting.

We cannot assure you that the price of our Common Units will comply with the requirements for continued listing of our shares on NASDAQ. If we receive a deficiency notice, we cannot assure that we will be able to regain compliance or that any appeal of a decision to delist our Common Units would be successful. The delisting of our Common Units from the NASDAQ could result in even further reductions in our price per Common Unit, substantially limit the liquidity of our Common Units, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the NASDAQ could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

There is no assurance that we will continue to maintain compliance with NASDAQ continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our Common Unit price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NASDAQ’s listing standards. The NASDAQ has the ability to suspend trading in our Common Units or remove our Common Units from listing on the NASDAQ if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; (b) it appears that the extent of public distribution or the aggregate market value of our Common Units has become so reduced as to make further dealings on the exchange inadvisable; (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; (d) we have failed to comply with our listing agreements with the exchange; or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

We may engage in changes to our capital structure, such as transactions to reduce our indebtedness, that will generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of a unitholder’s investment in us.

We continually monitor the respective capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. As such, we are actively evaluating potential transactions to deleverage our balance sheet and manage our liquidity, which could include reducing existing debt through debt exchanges, debt repurchases and other modifications. In the event we execute such a strategic transaction, we expect that we will recognize a significant amount of cancellation of debt income (CODI), which will be allocated to our unitholders at the time of such transaction.

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

Our unitholders may not have sufficient tax attributes (including allocated past and current losses from our activities) available to offset such allocated CODI. Moreover, CODI that is allocated to our unitholders will be ordinary income, and, as a result, it may not be possible for our unitholders to offset such CODI by claiming capital losses with respect to their units, even if such units are cancelled for no consideration in connection with such a restructuring. Importantly, certain exclusions that are available with respect to CODI generally do not apply at the partnership level, and any solvent unitholder that is not in a Chapter 11 proceeding will be unable to rely on such exclusions.

CODI with respect to any future transaction undertaken by us will be allocated to our unitholders of record (as applicable) as of the opening of the New York Stock Exchange on the first day of the month on which such a strategic transaction closes (the “CODI Allocation Date”). No CODI should be allocated to a unitholder with respect to units which are sold prior to the CODI Allocation Date.

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

We may seek protection under the U.S. Bankruptcy Code, which may harm our business and place equity holders at significant risk of losing all of their interests in the Company.

We are in the process of analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring. However, a filing under Chapter 11 of the U.S. Bankruptcy Code may be unavoidable. Seeking protection under the Bankruptcy Code could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as Chapter 11 proceedings remain pending, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Seeking protection under the Bankruptcy Code also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer Chapter 11 proceedings continue, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing Cumulative Preferred Units and common units in our capital structure. As a result, we believe that seeking protection under the Bankruptcy Code could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in the Company. In addition, a Bankruptcy Court debt restructuring could result in cancellation of debt income allocable to the equity holders, and income tax liabilities arising therefrom may exceed the value of their investment in the Company. Please read Part II-Item 1A. Risk Factors-“We may engaged in changes to our capital structure, such as transactions to reduce our indebtedness, that will generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of a unitholder’s investment in us” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Each exhibit identified below is filed as a part of this Report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.1	Waiver to Third Amended and Restated Credit Agreement, among Vanguard Natural Gas, LLC, Citibank N.A., as Administrative Agent and L/C Issuer and the financial institutions thereto.	Exhibit 10.1 to Form 8-K, filed October 3, 2016 (File No. 001-33756)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: November 9, 2016
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)