Form 10-K
period 2016-12-31
Vanguard Natural Resources, LLC
filed 2017-03-15
CIK 1384072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33756

Vanguard Natural Resources, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1521161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3000 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 327-2255
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Units	OTC Pink
7.875% Series A Cumulative Redeemable Perpetual Preferred Units	OTC Pink
7.625% Series B Cumulative Redeemable Perpetual Preferred Units	OTC Pink
7.75% Series C Cumulative Redeemable Perpetual Preferred Units	OTC Pink

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of Vanguard Natural Resources, LLC common units held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $181,364,578 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of March 10, 2017, 130,947,802 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:

None.

Vanguard Natural Resources, LLC

Forward-Looking Statements

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).  All statements other than historical facts, including, without limitation, statements regarding the expected future reserves, production, financial position, business strategy, revenues, earnings, costs, capital expenditures and debt levels of us, and plans and objectives of management for future operations, are forward-looking statements.  When used in this Annual Report, words such as we “may,” “can,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “predict,” “project,” “foresee,” “believe,” “will” or “should,” “would,” “could,” or the negative thereof or variations thereon or similar terminology are generally intended to identify forward-looking statements. It is uncertain whether the events anticipated will transpire, or if they do occur what impact they will have on our results of operations and financial condition.   Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results, the ability to generate sales, income or cash flow, to service debt or to resume cash distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine actual results are beyond our ability to control or predict. These risks and uncertainties include, but are not limited to:

•
risks and uncertainties associated with the Chapter 11 process described below, including our inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•
our ability to obtain the approval of the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	the effects of the Bankruptcy Petitions on the Company and on the interests of various constituents, including holders of our common units and Preferred Units;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	the impact of the NASDAQ’s delisting of our common units on the liquidity and market price of our common units and on our ability to access the public capital markets;

•	risks relating to any of our unforeseen liabilities;

•	further declines in oil, natural gas liquids (“NGLs”) or natural gas prices;

•	the level of success in exploitation, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices;

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to the level of indebtedness and periodic redeterminations of the borrowing base under our credit agreements;

•	ability to comply with covenants contained in the agreements governing our indebtedness;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to generate sufficient cash flows to resume cash distributions;

•	ability to obtain external capital to finance exploitation and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing;

•	failure of properties to yield oil or gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and gas operations;

•	inability to access oil and gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance;

•	change to tax treatment; and

•	other risks described under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Operating, LLC (“VO”), VNR Finance Corp. (“VNRF”), Encore Clear Fork Pipeline LLC (“ECFP”), Escambia Operating Co. LLC (“EOC”), Escambia Asset Co. LLC (“EAC”), Eagle Rock Energy Acquisition Co., Inc. (“ERAC”), Eagle Rock Upstream Development Co., Inc. (“ERUD”), Eagle Rock Acquisition Partnership, L.P. (“ERAP”), Eagle Rock Energy Acquisition Co. II, Inc. (“ERAC II”), Eagle Rock Upstream Development Co. II, Inc. (“ERUD II”) and Eagle Rock Acquisition Partnership II, L.P. (“ERAP II”).

PART I

ITEM 1.  BUSINESS

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to resume making monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2016, we own properties and oil and natural gas reserves primarily located in ten operating basins:

•	the Green River Basin in Wyoming;

•	the Permian Basin in West Texas and New Mexico;

•	the Piceance Basin in Colorado;

•	the Gulf Coast Basin in Texas, Louisiana, Mississippi and Alabama;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Big Horn Basin in Wyoming and Montana;

•	the Williston Basin in North Dakota and Montana;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

We were formed in October 2006 and completed our initial public offering in October 2007. For financial information regarding Vanguard, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

On February 3, 2017, the Company announced that it received a letter from the Listing Qualifications Department of NASDAQ notifying the Company that as a result of the Chapter 11 Cases (defined below), and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ has determined that its common units representing limited liability company interests, our 7.875% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”), our 7.625% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”) and our Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units and, together with the Series A Preferred Units and Series B Preferred Units, the “Preferred Units”) would be delisted from The NASDAQ Stock Market. Accordingly, the trading of the common units and Preferred Units was suspended on February 13, 2017 and the common units and Preferred Units were removed from listing and registration on The NASDAQ Global Select Market.
Our common units, Series A Preferred Units, Series B Preferred Units and Series C Preferred Units commenced quotation on the OTC Pink Sheets on February 13, 2017 under the symbols VNRSQ, VNRAQ, VNGBQ and VNRCQ, respectively.

Organizational Structure

The following diagram depicts our organizational structure as of March 15, 2017:

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
1% GP
4% LP
EAGLE ROCK ACQUISITION PARTNERSHIP II, L.P.
EAGLE ROCK ACQUISITION PARTNERSHIP, L.P.

Bankruptcy Proceedings under Chapter 11

Commencement of Bankruptcy Cases

On February 1, 2017, the Company and certain subsidiaries (such subsidiaries, together with the Company, the “Debtors”) filed voluntary petitions for relief (collectively, the “Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption “In re: Vanguard Natural Resources, LLC, et al.”

The subsidiary Debtors in the Chapter 11 Cases are VNRF; VNG; VO; VNRH; ECFP; ERAC; ERAC II; ERUD; ERUD II; ERAP; ERAP II; EAC; and EOC.

No trustee has been appointed and the Company will continue to manage itself and its affiliates and operate their businesses as “debtors-in-possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company expects to continue its operations without interruption during the pendency of the Chapter 11 Cases. To assure ordinary course operations, the Debtors secured orders from the Bankruptcy Court approving a variety of “first day” motions, including motions that authorize the Debtors to maintain their existing cash management system, to secure debtor-in-possession financing and other customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees.

Restructuring Support Agreement

Prior to the filing of the Petitions, on February 1, 2017, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) certain holders (the “Consenting 2020 Noteholders”) constituting approximately 52% of the 7.875% Senior Notes due 2020 (the “Senior Notes due 2020”); (ii) certain holders (the “Consenting 2019 Noteholders and, together with the Consenting 2020 Noteholders, the “Consenting Senior Noteholders) constituting approximately 10% of the 8.375% Senior Notes due 2019 (the “Senior Notes due 2019,” and all claims arising under or in connection with the Senior Notes due 2020 and Senior Notes due 2019, the “Senior Note Claims”); and (iii) certain holders (the “Consenting Second Lien Noteholders” and, together with the Consenting Senior Noteholders, the “Restructuring Support Parties”) constituting approximately 92% of the 7.0% Senior Secured Second Lien Notes due 2023 (the “Second Lien Notes,” and all claims and obligations arising under or in connection with the Second Lien Notes, the “Second Lien Note Claims”).

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Restructuring Support Parties to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (the “Plan”) to be filed in the Chapter 11 Cases.

The Restructuring Transactions will be financed by (i) use of cash collateral, (ii) the proposed DIP Credit Agreement (as described below), (iii) a fully committed $19.25 million equity investment (the “Second Lien Investment”) by the Consenting Second Lien Noteholders and (iv) a $255.75 million rights offering (the “Senior Note Rights Offering”) that is fully backstopped by the Consenting Senior Noteholders.

Certain principal terms of the Plan are outlined below:

•
Allowed claims (“First Lien Claims”) under the Third Amended and Restated Credit Agreement, dated as of September 30, 2011 (as amended from time to time, the “Reserve-Based Credit Facility”) will be paid down with $275.0 million in cash from the proceeds of the Senior Note Rights Offering and Second Lien Investment and may be paid down further with proceeds from non-core asset sales or other available cash. The remaining First Lien Claims will participate in a new Company $1.1 billion reserve-based lending facility (the “New Facility”) on terms substantially the same as the Reserve-Based Credit Facility and provided by some or all of the lenders under the Reserve-Based Credit Facility.

•
Allowed Second Lien Claims will receive new notes in the current principal amount of approximately $75.6 million, which shall be substantially similar to the current Second Lien Notes but providing a 12-month later maturity and a 200 basis point increase to the interest rate.

•
Each holder of an allowed Senior Note Claim shall receive (a) its pro rata share of 97% of the ownership interests in the reorganized Company (the “New Equity Interests”) and (b) the opportunity to participate in the Senior Note Rights Offering.

•
If the Plan is accepted by the classes of general unsecured claims and holders of the Preferred Units, holders of the Preferred Units will receive their pro rata share of (a) 3% of the New Equity Interests and (b) three-year warrants for 3% of the New Equity Interests.

•
The Plan will provide for the $255.75 million Senior Note Rights Offering to holders of Senior Note Claims to purchase New Equity Interests at an agreed discount. Certain holders of the Senior Note Claims will execute a backstop commitment agreement whereby they will agree to fully backstop the Senior Note Rights Offering.

•	The Plan will provide for the Second Lien Investors to purchase $19.25 million in New Equity Interests at a 25% discount to the Company’s total enterprise value.

The Plan will provide for the establishment of a customary management incentive plan at the Company under which 10% of the New Equity Interests will be reserved for grants made from time to time to the officers and other key employees of the respective reorganized entities. The Plan will provide for releases of specified claims held by the Debtors, the Restructuring Support Parties, and certain other specified parties against one another and for customary exculpations and injunctions.

The Restructuring Support Agreement obligates the Debtors and the Restructuring Support Parties to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Restructuring Support Parties, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation, and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 150 days of the filing of the Petitions. There can be no assurances that the Restructuring Transactions will be consummated.

The Administrative Agent (as defined in the Restructuring Agreement) under the Reserve-Based Credit Facility and the financial institutions party thereto (the “First Lien Lenders”) have not executed the Restructuring Support Agreement, and the New Facility will be subject to the approval of the Administrative Agent and First Lien Lenders in all respects. The Company and the Restructuring Support Parties expect to engage with the First Lien Lenders in an effort to agree upon mutually acceptable terms of the New Facility.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, on February 1, 2017, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, interim and final approval of the Debtors’ use of cash collateral and debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among VNG (the “DIP Borrower”), the financial institutions or other entities from time to time parties thereto, as lenders, Citibank N.A., as administrative agent (the “DIP Agent”) and as issuing bank. The initial lenders under the DIP Credit Agreement include lenders under the Company’s existing first-lien credit agreement or the affiliates of such lenders. The proposed DIP Credit Agreement, if approved by the Bankruptcy Court, contains the following terms:

•	a revolving credit facility in the aggregate amount of up to $50.0 million, and $15.0 million available on an interim basis;

•
proceeds of the DIP Credit Agreement may be used by the DIP Borrower to (i) pay certain costs and expenses related to the Chapter 11 Cases, (ii) make payments provided for in the DIP Motion, including in respect of certain “adequate protection” obligations and (iii) fund working capital needs, capital improvements and other general corporate purposes of the DIP Borrower and its subsidiaries, in all cases subject to the terms of the DIP Credit Agreement and applicable orders of the Bankruptcy Court;

•
the maturity date of the DIP Credit Agreement is expected to be the earliest to occur of November 1, 2017, forty-five days following the date of the interim order of the Bankruptcy Court approving the DIP Facility on an interim basis, if the Bankruptcy Court has not entered the final order on or prior to such date, or the effective date of a plan of reorganization in the Chapter 11 Cases. In addition, the maturity date may be accelerated upon the occurrence of certain events set forth in the DIP Credit Agreement;

•	interest will accrue at a rate per year equal to the LIBOR rate plus 5.50%;

•
in addition to fees to be paid to the DIP Agent, the DIP Borrower is required to pay to the DIP Agent for the account of the lenders under the DIP Credit Agreement, an unused commitment fee equal to 1.0% of the daily average of each lender’s unused commitment under the DIP Credit Agreement, which is payable in arrears on the last day of each calendar month and on the termination date for the facility for any period for which the unused commitment fee has not previously been paid;

•
the obligations and liabilities of the DIP Borrower and its subsidiaries owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against each of the DIP Borrower and its subsidiaries in their respective Chapter 11 Cases subject to limited exceptions provided for in the DIP Motion, and will be secured by (i) a first priority, priming security interest and lien on all encumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion, (ii) a first priority security interest and lien on all unencumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion and (iii) a junior security interest and lien on all property of the DIP Borrower and its subsidiaries that is subject to (a) a valid, perfected and non-avoidable lien as of the petition date (other than the first priority and second priority prepetition liens) or (b) a valid and non-avoidable lien that is perfected subsequent to the petition date, in each case subject to limited exceptions provided for in the DIP Motion;

•	the sum of unrestricted cash and cash equivalents of the loan parties and undrawn funds under the DIP Credit Agreement shall not be less than $25.0 million at any time; and

•	the DIP Credit Agreement is subject to customary covenants, prepayment events, events of default and other provisions.

The DIP Credit Agreement is subject to final approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors anticipate closing the DIP Credit Agreement promptly following final approval by the Bankruptcy Court of the DIP Motion.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases described above is an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”). Any efforts to enforce such obligations under the Debt Documents are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

•
$1.25 billion in unpaid principal and approximately $0.2 million of undrawn letters of credit, plus interest, fees, and other expenses arising under or in connection with the Reserve-Based Credit Facility.

•
$51.12 million in unpaid principal, plus interest, fees, and other expenses, arising under or in connection with the Senior Notes due 2019 issued pursuant to that certain Indenture, dated as of May 27, 2011, as amended, by and among the Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the guarantors named therein, and U.S. Bank, National Association, as indenture trustee. VO became the issuer of the Senior Notes due 2019 pursuant to the Fourth Supplemental Indenture effective as of October 8, 2015, among VO, the Subsidiary Guarantors named therein, as guarantors and U.S. Bank, National Association. Wilmington Trust, National Association, is the successor indenture trustee to the Senior Notes due 2019.

•
$381.83 million in unpaid principal, plus interest, fees, and other expenses, arising in connection with the Senior Notes due 2020 issued pursuant to that certain Indenture, dated as of April 4, 2012, among the Company and VNRF, as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank, National Association, as trustee. UMB Bank, N.A., is the successor indenture trustee to the Senior Notes due 2020.

•
$75.63 million in unpaid principal, plus interest, fees, and other expenses, arising in connection with the Second Lien Notes issued pursuant to that certain Indenture, dated as of February 10, 2016, among the Company and VNRF, as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank, National Association, as trustee. The Delaware Trust Company is the successor indenture trustee to the Second Lien Notes.

Delisting from NASDAQ

On February 3, 2017, the Company announced that it received a letter from the Listing Qualifications Department of NASDAQ notifying the Company that as a result of the Chapter 11 Cases, and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ has determined that the Company’s common units and Series A Preferred Units, Series B Preferred Units, and Series C Preferred Units would be delisted from The NASDAQ Stock Market. Accordingly, the trading of the common units and Preferred units was suspended on February 13, 2017 and the common units and Preferred Units were removed from listing and registration on The NASDAQ Global Select Market.

On February 13, 2017, the Company’s common units began trading on the OTC Pink. The OTC Pink is a significantly more limited market than NASDAQ, and the quotation of the Company’s common units and Preferred Units on the OTC Pink may result in a less liquid market available for existing and potential unitholders to trade units and could further depress the trading price of the Company’s common units and Preferred Units. There can be no assurance that any public market for the Company’s units will exist in the future or that the Company or its successor will be able to relist its units on a national securities exchange.

Proved Reserves

Our total estimated proved reserves at December 31, 2016 were 1,363.2 Bcfe, of which approximately 19% were oil reserves, 65% were natural gas reserves and 16% were NGLs reserves. All of our estimated proved reserves were classified as proved developed. As of December 31, 2016, the Company has removed all PUD reserves from its total proved reserve estimate due to uncertainty regarding the availability of capital that would be required to develop the PUD reserves. At December 31, 2016, estimated future cash inflows from estimated future production of proved reserves were computed using the average oil, natural gas and NGLs price based upon the 12-month average price of $42.60 per barrel of crude oil, $2.47 per MMBtu for natural gas, and $13.43 per barrel of NGLs.

At December 31, 2016, we owned working interests in 12,589 gross (4,444 net) productive wells. Our operated wells accounted for approximately 65% of our total estimated proved reserves at December 31, 2016. Our average net daily production was 432,676 Mcfe/day for the year ended December 31, 2016 and was 388,984 Mcfe/day for the fourth quarter of 2016. Our average proved reserves-to-production ratio, or average reserve life, is approximately ten years based on our total proved reserves as of December 31, 2016 and our fourth quarter 2016 annualized production.

Business Strategies

Our primary business objective is to generate stable cash flows to allow us to resume making monthly cash distributions to our unitholders, and over the long-term to increase the amount of our future distributions by executing the following business strategies:

•
Replace reserves and/or production either through the development of our extensive inventory of undeveloped locations or make accretive acquisitions of oil and natural gas properties in the known producing basins of the continental United States characterized by a high percentage of producing reserves, long-life, stable production and step-out development opportunities;

•	Maintain a capital structure which affords financial flexibility for opportunistic acquisitions; and

•	Use hedging strategies to reduce the volatility in our revenues resulting from changes in oil, natural gas and NGLs prices.

Properties

As of December 31, 2016, through certain of our subsidiaries, we own interests in oil and natural gas properties located in ten operating basins. The following table presents the production for the year ended December 31, 2016 and the estimated proved developed reserves for each operating area:

	2016 Net Production
	Natural Gas	Oil	NGLs	Total	Net Estimated Proved Developed Reserves	PV-10 Value
	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(MMcfe)	(in millions)
Green River Basin	41,231	381	432	46,111	318,441	$176.4
Permian Basin	6,509	1,551	633	19,613	188,491	$167.6
Piceance Basin	20,527	216	1,372	30,053	328,747	$164.8
Gulf Coast Basin	6,489	734	580	14,371	165,068	$116.4
Arkoma Basin	16,440	55	162	17,741	188,325	$82.5
Big Horn Basin	219	830	97	5,776	78,447	$81.1
Williston Basin	196	398	5	2,614	23,909	$27.7
Anadarko Basin	6,399	482	406	11,727	36,123	$25.6
Wind River Basin	3,206	13	29	3,462	22,357	$9.0
Powder River Basin	6,891	—	—	6,891	13,286	$2.7
Total	108,107	4,660	3,716	158,359	1,363,194	$853.8

The following is a description of our properties by operating basin:

Green River Basin Properties

Our Green River Basin properties are comprised of assets in the Pinedale and Jonah fields of southwestern Wyoming. Production in the Green River Basin is dominated by natural gas and NGLs from tight sands formations. The Pinedale field lies at depths anywhere between 11,000 to 14,000 feet with similar depths in the adjacent Jonah field. Additionally, we have Green

River Basin properties located in the Hay Reservoir, Great Divide, Siberia Ridge, Wamsutter, Echo Springs and Standard Draw fields in southwestern Wyoming. These gas/condensate fields produce from stacked cretaceous aged tight sandstones within the Lewis and Almond/Mesaverde intervals between 8,000 and 12,000 feet deep. Our properties located in south central Wyoming in the Sierra Madre field produce predominately oil from fractured cretaceous aged Niobrara limestone (between 5,000 and 6,000 feet) and conventional Shannon sandstone (between 3,500 and 4,000 feet). As of December 31, 2016, our Green River Basin properties consisted of 126,420 gross (35,170 net) leasehold acres. During 2016, the Green River Basin properties produced approximately 46,111 MMcfe of which 89% was natural gas. At December 31, 2016, the properties had total proved reserves of approximately 318,441 MMcfe or 23% of our total estimated proved reserves at year end, of which 87% were natural gas.

Permian Basin Properties

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States extending over West Texas and southeast New Mexico. The Permian Basin is characterized by oil and natural gas fields with long production histories and multiple producing formations. Our Permian Basin properties are located in several counties which extend from Eddy County, New Mexico to Ellis County, Texas and encompass hundreds of fields with multiple producing intervals. The majority of our producing wells in the Permian Basin are mature oil wells that also produce high-Btu casinghead gas with significant NGLs content. These properties primarily produce at depths ranging from 2,000 feet to 12,000 feet. As of December 31, 2016, our Permian Basin properties consisted of 355,626 gross (243,043 net) leasehold acres. During 2016, our Permian Basin operations produced approximately 19,613 MMcfe, of which 67% was oil, condensate and NGLs. At December 31, 2016, these properties accounted for approximately 188,491 MMcfe or 14% of our total estimated proved reserves at year end, of which 60% were oil, condensate and NGLs.

Piceance Basin Properties

The Piceance Basin is located in northwestern Colorado. Our Piceance Basin properties, which we operate, are located in the Gibson Gulch. The Gibson Gulch area is a basin-centered gas play along the north end of the Divide Creek anticline near the eastern limits of the Piceance Basin’s productive Mesaverde (Williams Fork) trend at depths of approximately 6,000 to 8,000 feet. As of December 31, 2016, our Piceance Basin properties consisted of 25,320 gross (17,355 net) leasehold acres. During 2016, our properties in the Piceance Basin produced approximately 30,053 MMcfe, of which 68% was natural gas. At December 31, 2016, the Piceance Basin properties accounted for approximately 328,747 MMcfe or 24% of our total estimated proved reserves at year end, of which 67% were natural gas.

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

Our South Texas properties primarily are located in Dewitt, Hidalgo, LaSalle, Live Oak and Webb Counties. Most of the production is high Btu gas that is produced from the Olmos and Escondido sand formations from a depth averaging 7,500 feet.

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

As of December 31, 2016, our Gulf Coast Basin properties consisted of 189,611 gross (91,380 net) leasehold acres. During 2016, the Gulf Coast Basin properties produced approximately 14,371 MMcfe, of which 55% were oil, condensate and NGLs. At December 31, 2016, these properties accounted for approximately 165,068 MMcfe or 12% of our total estimated proved reserves at year end, of which 46% were natural gas.

Arkoma Basin Properties

Our Arkoma Basin properties include properties in the Woodford Shale, located in eastern Oklahoma, the Fayetteville Shale, located in Arkansas, and royalty interests and non-operated working interest in both states. As of December 31, 2016, our Arkoma Basin properties consisted of 389,344 gross (179,702 net) leasehold acres. During 2016, the Arkoma Basin properties produced approximately 17,741 MMcfe, of which 93% was natural gas. At December 31, 2016, the properties had total proved reserves of approximately 188,325 MMcfe or 14% of our total estimated proved reserves at year end, of which 93% were natural gas.

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

Our Big Horn Basin properties are comprised of assets in Wyoming and the Elk Basin field in south central Montana. We own working interests ranging from 25% to 100% in our Big Horn Basin properties, which consisted of 24,512 gross (15,632 net) leasehold acres as of December 31, 2016. During 2016, our properties in the Big Horn Basin produced approximately

5,776 MMcfe, of which 86% was oil. At December 31, 2016, the Big Horn Basin properties accounted for approximately 78,447 MMcfe or 6% of our total estimated proved reserves at year end, of which 93% were oil, condensate and NGLs.

Williston Basin Properties

Our Williston Basin properties are located in North Dakota and Montana, which include, among others, the Horse Creek field, the Charlson Madison Unit and the Elk field. The Horse Creek field is located in Bowman County, North Dakota and has producing oil wells from multiple horizons in the Red River formation. The Charlson Madison Unit produces from the unitized Madison formation. The Elk field is operated and produces from wells in McKenzie County, North Dakota. As of December 31, 2016, our Williston Basin properties consisted of 452,425 gross (65,744 net) leasehold acres. During 2016, the properties produced approximately 2,614 MMcfe, of which 91% was oil. Our Williston Basin properties had estimated proved reserves at December 31, 2016 of 23,909 MMcfe or 2% of our total estimated proved reserves at year end, of which 91% were oil.

Anadarko Basin Properties

The Anadarko Basin consists of operated and non-operated properties in the Verden field, and other fields located in the Anadarko Basin of western Oklahoma. Within the Anadarko Basin, our assets can generally be characterized by stratigraphic plays with multiple, stacked pay zones and more complex geology than our other operating areas. Properties in in the Anadarko Basin include mature fields with long production histories.

As of December 31, 2016, our Anadarko Basin properties consisted of 99,884 gross (26,752 net) leasehold acres. During 2016, the Anadarko Basin properties produced approximately 11,726 MMcfe, of which 45% were oil, condensate and NGLs. At December 31, 2016, these properties accounted for approximately 36,123 MMcfe or 3% of our total estimated proved reserves at year end, of which 71% were natural gas.

Wind River Basin Properties

The Wind River Basin is located in central Wyoming. Our activities are concentrated primarily in the eastern Wind River Basin, along the greater Waltman Arch. Our natural gas production in this basin is gathered through our own gathering systems and delivered to markets through pipelines owned by Tallgrass Interstate Gas Transmission and Colorado Interstate Gas (“CIG”). As of December 31, 2016, our Wind River Basin properties consisted of 87,531 gross (62,465 net) leasehold acres. During 2016, our Wind River Basin properties produced approximately 3,462 MMcfe, of which 93% was natural gas. At December 31, 2016, the properties had total proved reserves of approximately 22,357 MMcfe or 2% of our total estimated proved reserves, of which 93% were natural gas.

Powder River Basin Properties

The Powder River Basin is primarily located in northeastern Wyoming. Our development operations are conducted in our coalbed methane (“CBM”) fields. CBM wells are drilled to 1,500 feet on average, targeting the Big George Coals, typically producing water in a process called dewatering. This process lowers reservoir pressure, allowing the gas to desorb from the coal and flow to the well bore. As the reservoir pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a CBM well can range from five to eleven years depending on the coal seam. Our natural gas production in this basin is gathered through gathering and pipeline systems owned by Powder River Midstream, Fort Union Gas Gathering, LLC and Thunder Creek Gas Services, L.L.C.. As of December 31, 2016, our Powder River Basin properties consisted of 114,287 gross (66,866 net) leasehold acres. During 2016, the properties produced approximately 6,891 MMcfe, which was 100% natural gas. At December 31, 2016, the properties had total proved reserves of approximately 13,286 MMcfe or 1% of our total estimated proved reserves at year end.

Oil, Natural Gas and NGLs Prices

We analyze the prices we realize from sales of our oil, natural gas, and NGL production and the impact on those prices of differences in market-based index prices and the effects of our derivative activities. We market our oil and natural gas production to a variety of purchasers based on regional pricing. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. The West Texas Intermediate Cushing, (“WTI”) price of crude oil is a widely used benchmark in the pricing of domestic and imported oil in the United States. The relative value of crude oil is mainly determined by its quality and location. In the case of WTI pricing, the crude oil is light and sweet, meaning that it has a higher specific gravity (lightness) measured in degrees of API (“American Petroleum Institute”) gravity and low sulfur content, and is priced for delivery at Cushing, Oklahoma. In general, higher quality crude oils (lighter and sweeter) with fewer transportation requirements result in higher realized pricing for producers.

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

Production in the Green River Basin is predominantly natural gas and is processed for the recovery of NGLs. The processed natural gas is subject to a processing agreement with Western Gas Resources in their Granger Plant facility where we take our residue natural gas in-kind for sales and NGLs are taken in-kind and sold pursuant to a liquids purchase agreement. We market our Green River Basin residue natural gas into the Rockies market through the use of multiple pipeline connections. During 2016, we received the average NYMEX price less $0.61 per Mcf in the Green River Basin. Due to the decline in the ethane price which began in 2014 and continued into 2016, the Granger Plant made an economic decision to reject ethane effective January 2015 and is expected to continue ethane rejection through 2017.

In the Permian Basin, most of our natural gas production is casinghead natural gas produced in conjunction with our oil production. Casinghead gas typically has a high Btu content and requires processing prior to sale to third parties. We have a number of processing agreements in place with gatherers/processors of our casinghead natural gas, and we share in the revenues associated with the sale of NGLs resulting from such processing, depending on the terms of the various agreements. For the year ended December 31, 2016, we received the average NYMEX price less $0.60 per Mcf in the Permian Basin. Our oil production is sold under month-to-month sales contracts with purchasers that take delivery of the oil volumes at the tank batteries adjacent to the producing wells. We sell oil production from our operated Permian Basin properties at the wellhead to third party gathering and marketing companies. During 2016, we received the average NYMEX price less $3.87 per barrel in the Permian Basin.

Production in the Piceance Basin is predominantly natural gas and is processed for the recovery of NGLs. The processed gas is subject to a processing agreement with Enterprise Gas Processing LLC, in their Meeker Plant facility. We market our natural gas production into the Rockies market at the Northwest Rockies index pricing. During 2016, we received the average NYMEX price less $1.19 per Mcf in the Piceance Basin.

In the Gulf Coast Basin, our natural gas production has a high Btu content and requires processing prior to sale to third parties. Our proportionate share of the natural gas volumes are sold at the tailgate of the processing plant at the Houston Ship Channel and Waha Gas index pricing which typically results in a discount to NYMEX prices. For the year ended December 31, 2016, we received the average NYMEX price less $0.54 per Mcf.

Our Arkoma Basin production in the southeastern Oklahoma Woodford Shale consists predominately of natural gas with a mix of high Btu processed natural gas and unprocessed lean natural gas. The natural gas production is gathered by multiple third party entities with the processed natural gas ultimately delivered to the Targa Resources, Inc. natural gas processing complex. The processed natural gas is subject to a processing agreement with Targa Resources, Inc., where we take our residue natural gas in-kind for sales, and NGLs are sold pursuant to the terms of the processing agreement. The lean natural gas is primarily delivered directly to market. The natural gas was marketed into the Enable Gas: East index and Transcontinental Gas Pipeline Corp: Zone 4 index via a firm transportation contract that was in place prior to our acquisition of these natural gas properties. Effective August 2016, this firm transportation contract expired; therefore, we no longer receive the related index pricing. For the year ended December 31, 2016, we received the average NYMEX price less $1.00 per Mcf.

The marketing of heavy sour crude oil production from our Big Horn Basin properties is done through our Clearfork pipeline, which transports the crude oil to local and other refiners through connections with other pipelines.  Our Big Horn Basin sweet crude oil production is transported from the field by a third-party trucking company that delivers the crude oil to a centralized facility connected to a common carrier pipeline with delivery points accessible to local refiners in the Salt Lake City, Utah and Guernsey, Wyoming market centers. During 2016, we received the average NYMEX price less $8.85 per barrel in the Big Horn Basin. Effective March 2015, we entered into a sales contract under Western Canadian Select (“WCS”) index pricing, which provides the opportunity for us to enter into hedges for our Elk Basin production and therefore reduce our exposure to price volatility.

In the Williston Basin, we produce a combination of sweet and legacy sour oil. This oil is both connected to oil pipelines as well as trucked out for sales and there is minimal natural gas associated with this production. During 2016, we received the average NYMEX price less $8.96 per barrel in the Williston Basin.

Our Anadarko Basin production in Oklahoma consists predominately of natural gas with a mix of high Btu processed natural gas and unprocessed lean natural gas. The natural gas production is gathered by multiple third party entities. The lean natural gas is gathered by Enable Gathering & Processing LLC and sold to market at Enable Oklahoma Intrastate Transmission LLC’s West pool at the Panhandle, TX-Okla. index pricing. The high Btu gas is sold at the wellhead to various third party entities. The majority is sold to Oneok Field Services Company LLC and DCP Midstream LP under gas purchase contracts subject to percent of proceeds pricing for all products. During 2016, we received the average NYMEX price less $0.89 per Mcf in the Anadarko Basin.

Our Wind River Basin properties are predominantly natural gas plays with approximately two-thirds of the production being processed at natural gas plants for the extraction of NGLs at our election. Our residue natural gas is sold into the Rockies market at the CIG index price while the NGLs are sold to a third-party natural gas processor pursuant to a processing agreement.

Our Powder River natural gas production is classified as CBM gas and, as it is a very dry gas, is sold directly into the market upon being handled with conventional separation, treating, and transportation. The CBM gas is sold into the Rockies market at the CIG index price as well. During 2016, we received the average NYMEX price less $0.50 per Mcf in the Wind River Basin while we received the average NYMEX price less $1.73 per Mcf in the Powder River Basin.

Oil, Natural Gas and NGLs Data

Estimated Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGLs reserves and the present value of the estimated proved reserves at December 31, 2016, as estimated by our internal reservoir engineers. The estimate of net proved reserves has not been filed with or included in reports to any federal authority or agency. The Standardized Measure value shown in the table is not intended to represent the current market value of our estimated oil, natural gas and NGLs reserves. Please see “Reserves Estimation Process” below and the “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our estimated proved reserves.

Reserve Data:
Estimated net proved reserves:
Crude oil (MMBbls)	42.3
Natural gas (Bcf)	888.9
NGLs (MMBbls)	36.8
Total (Bcfe)	1,363.2
Proved developed (Bcfe)	1,363.2
Proved developed reserves as % of total proved reserves	100%
Standardized Measure (in millions) (1)(2)	$853.8
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$42.60
Natural gas—Henry Hub per MMBtu	$2.47
NGLs—Volume-weighted average price per Bbl	$13.43

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

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the “12-month average price” for January through December 2016, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price. NGLs prices were calculated using the differentials to the WTI price per Bbl of $42.60.

The following tables set forth certain information with respect to our estimated proved reserves by operating basin as of December 31, 2016:

	Estimated Proved Developed Reserve Quantities
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (Bcfe)
Operating Basin
Green River Basin	275.9	2.7	4.4	318.4
Permian Basin	74.3	12.9	6.1	188.5
Piceance Basin	221.0	1.7	16.2	328.7
Gulf Coast Basin	75.7	8.7	6.2	165.1
Arkoma Basin	175.7	0.5	1.7	188.4
Big Horn Basin	5.5	10.7	1.5	78.4
Williston Basin	1.3	3.6	0.1	23.9
Anadarko Basin	25.5	1.4	0.4	36.1
Wind River Basin	20.7	0.1	0.2	22.4
Powder River Basin	13.3	—	—	13.3
Total	888.9	42.3	36.8	1,363.2

PV-10 Value (1)
Developed
Operating Basin	(in millions)
Green River Basin	$176.4
Permian Basin	167.6
Piceance Basin	164.8
Gulf Coast Basin	116.4
Arkoma Basin	82.5
Big Horn Basin	81.1
Williston Basin	27.7
Anadarko Basin	25.6
Wind River Basin	9.0
Powder River Basin	2.7
Total	$853.8

(1)
PV-10 is not a measure of financial or operating performance under generally accepted accounting principles, or “GAAP,” nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows, including future cash flows related to settlement of asset retirement obligations, as defined under GAAP. However, for Vanguard, PV-10 is equal to the standardized measure of discounted future net cash flows, including future cash flows related to settlement of asset retirement obligations, under GAAP because the Company is not a tax paying entity. For our presentation of the standardized measure of discounted future net cash flows, please see “Supplemental Oil and Natural Gas Information” in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

In accordance with the guidelines of the SEC, our internal reservoir engineers’ estimates of future net revenues from our properties, and the standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the unweighted arithmetic average first day of the month prices for the 12-month period ended December 31, 2016 for each product.

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

From time to time, we engage reservoir engineers to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither the reservoir engineers nor any of their respective employees have any interest in those properties and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2016, we paid DeGolyer and MacNaughton (“D&M”) approximately $0.2 million for all reserve and economic evaluations.

Proved Undeveloped Reserves

As of December 31, 2016, the Company has removed all PUD reserves from its total proved reserve estimate due to uncertainty regarding the availability of capital that would be required to develop the PUD reserves. The following table represents a summary of our proved undeveloped reserves activity during the year ended December 31, 2016. This activity includes updates to prior PUD reserves, and the impact of changes in economic conditions, including changes in commodity prices and the uncertainty regarding our ability to continue as a going concern.

Bcfe
PUDs at January 1, 2016	636.5
Divestitures	(116.5)
Conversion to developed	(46.7)
PUDs reclassified to contingent resources	(473.3)
PUDs at December 31, 2016	—

Divestitures. During the year ended December 31, 2016, our proved undeveloped reserves decreased due to divestitures of oil and gas properties including 116.5 Bcfe of our total proved undeveloped reserves booked as of December 31, 2015.
Conversions. During the year ended December 31, 2016, we developed approximately 46.7 Bcfe of our total proved undeveloped reserves booked as of December 31, 2015 through the drilling of 111 gross (11.8 net) wells. We also converted 19.7 Bcfe of volumes to proved developed producing which were not booked as proved undeveloped reserves at December 31, 2015.
Revisions/Reclassifications: At December 31, 2016, we reclassified 473.3 Bcfe of proved undeveloped reserves to the contingent resource category. Contingent resources are resources that are potentially recoverable, but not yet considered mature enough for development due to technological or capital restraints. Because substantial doubt exists about our ability to continue as a going concern, in determining year-end 2016 reserves amounts, we concluded we lacked the required degree of certainty about our ability to fund a development drilling program and the availability of capital resources that would be required to develop PUD reserves. As a result of our inability to meet the reasonable certainty criteria for recording these PUD reserves as prescribed by the SEC, we did not record any PUD locations in the December 31, 2016 reserve report.
Development Plans. During the year ended December 31, 2016, we spent $20.1 million or approximately 28% of our 2016 proved undeveloped reserves capital expenditures budget fully converting 46.7 Bcfe of proved undeveloped reserves recorded at December 31, 2015.
As commodity prices remained depressed throughout 2015 and most of 2016, we revised our development plan. As of December 31, 2016, we were developing our properties at a significantly slower pace than was anticipated in our December 31, 2015 reserve report. In addition, as part of our internal controls over determining a plan to develop our proved reserves each year, we consider whether we have the financial ability to develop our proved undeveloped reserves. This year, because substantial doubt exists about our ability to continue as a going concern, we no longer expect to develop our proved undeveloped reserves within five years of initial booking, due to uncertainty that we have the ability to fund a development plan. Therefore, as of December 31, 2016, we reclassified all of our proved undeveloped reserves to contingent resources.

Substantially all of our developed and undeveloped leasehold acreage is held by production, which means that as long as our wells on the acreage continue to produce, we will continue to hold the leases. The leases in which we hold an interest that are not held by production are not considered material to us.

Reserve Estimation Process

Estimates of proved reserves at December 31, 2016 were based on studies performed by our internal reservoir engineers in accordance with guidelines established by the SEC. Our reserve estimation process is a collaborative effort coordinated by our reservoir engineers in compliance with our internal controls for such process. Reserve information as well as models used to estimate such reserves are stored on secured databases. Non-technical inputs used in reserve estimation models, including crude oil, natural gas and NGLs prices, production costs, future capital expenditures and our net ownership percentages are obtained from other departments within the Company. Our internal reservoir engineers perform review procedures with respect to such non-technical inputs. Reserve variances are discussed among the internal reservoir engineers and the Executive Vice President of Operations.

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

Our reservoir engineering group is directly responsible for our reserve evaluation process and consists of eight professionals, four of whom hold, at a minimum, bachelor’s degrees in engineering. Within our Company, our Reservoir Engineering Manager is the technical person primarily responsible for overseeing the preparation of the reserve estimates. Our Reservoir Engineering Manager has over 30 years of experience and graduated from the University of Wisconsin-Milwaukee with a Masters of Science Degree in Geology/Geophysics.

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

For the year ended December 31, 2016, we engaged D&M, an independent petroleum engineering firm, to perform reserve audit services. The opinion by D&M for the year ended December 31, 2016 covered producing areas containing 94.5% of our proved reserves on a net-equivalent-barrel-of-oil basis. D&M’s opinion indicates that the estimates of proved reserves prepared by our internal reservoir engineers for the properties reviewed by D&M, when compared in total on a net-equivalent-barrel-of-oil basis, do not differ materially from the estimates prepared by D&M. Such estimates by D&M in the aggregate were within our 10% variation tolerance when compared to those prepared by our reservoir engineering group. The report prepared by D&M was developed utilizing geological and engineering data we provided. The report of D&M dated February 10, 2017 which contains further discussion of the reserve estimates and evaluations prepared by D&M, as well as the qualifications of D&M’s technical person primarily responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Within D&M, the lead technical person primarily responsible for overseeing the audit of our reserves is Mr. Gregory K. Graves. Mr. Graves is a Senior Vice President with D&M and has over 32 years of experience in oil and gas reservoir studies and reserves evaluations. He graduated from the University of Texas at Austin in 1984 with a Bachelor of Science Degree in Petroleum Engineering and is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists. Mr. Graves meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately in the table below for the years ended December 31, 2016, 2015, and 2014, respectively.

	Net Production(1)						Average Realized Sales Prices (2)			Production Cost (3)
	Crude Oil Bbls/day		Natural Gas Mcf/day		NGLs Bbls/day		Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per Mcfe
Year Ended December 31, 2016
Pinedale (Green River Basin)	844		97,323		958		$59.58	$3.40	$(1.72)	$0.44
Mamm Creek (Piceance Basin)	579		50,166		3,746		$52.21	$2.39	$11.65	$0.53
All other fields	11,308		147,885		5,449		$53.34	$2.85	$16.86	$1.40
Total	12,731		295,374		10,153		$53.20	$2.95	$13.19	$1.01

Year Ended December 31, 2015
Pinedale (Green River Basin)	804		98,266		1,932		$58.87	$2.37	$0.26	$0.54
Mamm Creek (Piceance Basin)	649		58,764		3,701		$49.30	$1.96	$12.18	$0.43
All other fields	9,529		135,066		3,927		$57.24	$2.07	$21.71	$1.41
Total	10,982		292,096		9,560		$56.89	$3.13	$13.68	$0.96

Year Ended December 31, 2014
Pinedale (Green River Basin)	659		72,090		3,028		$77.76	$3.96	$13.76	$0.43
Mamm Creek (Piceance Basin)	288		32,455		1,424		$72.85	$3.33	$25.71	$0.71
All other fields	8,096		122,953		3,107		$83.66	$3.27	$37.14	$1.54
Total	9,043	53,695	227,498	84	7,559	45.11	$82.88	$3.50	$25.62	$1.11

(1)
Average daily production calculated based on 366 days for 2016 and based on 365 days for 2015 and 2014, and includes production for all of our acquisitions from the closing dates of these acquisitions.

(2)
Average realized sales prices include the impact of hedges but exclude the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. The average realized prices also reflect deductions for gathering, transportation and processing fees. For details on average sales prices without giving effect to the impact of hedges please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Year Ended December 31, 2016 Compared to Year Ended December 31, 2015” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Year Ended December 31, 2015 compared to Year Ended December 31, 2014.”

(3)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

Productive Wells

The following table sets forth information at December 31, 2016 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Green River Basin	2,842	430	22	21	2,864	451
Permian Basin	873	533	2,789	917	3,662	1,450
Piceance Basin	1,059	927	3	3	1,062	930
Gulf Coast Basin	770	334	142	61	912	395
Arkoma Basin	1,421	327	8	2	1,429	329
Big Horn Basin	13	8	285	205	298	213
Williston Basin	29	8	122	60	151	68
Anadarko Basin	1,105	76	280	15	1,385	91
Wind River Basin	139	130	6	6	145	136
Powder River Basin	681	381	—	—	681	381
Total	8,932	3,154	3,657	1,290	12,589	4,444

Developed and Undeveloped Leasehold Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
	Gross (3)	Net (5)	Gross (3)	Net (5)	Gross (3)	Net (5)
Green River Basin	60,730	24,837	65,690	10,333	126,420	35,170
Permian Basin	331,208	227,703	24,418	15,340	355,626	243,043
Piceance Basin	16,112	10,477	9,208	6,878	25,320	17,355
Gulf Coast Basin	167,364	78,677	22,247	12,703	189,611	91,380
Arkoma Basin	373,578	171,248	15,766	8,454	389,344	179,702
Big Horn Basin	23,392	14,559	1,120	1,073	24,512	15,632
Williston Basin	59,026	31,189	393,399	34,555	452,425	65,744
Anadarko Basin	67,946	18,389	31,938	8,363	99,884	26,752
Wind River Basin	22,989	21,026	64,542	41,439	87,531	62,465
Powder River Basin	65,106	37,868	49,181	28,998	114,287	66,866
Total	1,187,451	635,973	677,509	168,136	1,864,960	804,109

(1)	Developed acres are acres spaced or assigned to productive wells.

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

Drilling Activity

The following is a description of the Company’s drilling and completion activities during the year ended December 31, 2016.

In the Green River Basin, we participated in the drilling of 148 gross wells (18.4 net) and the completion of 120 gross wells (15.2 net) in Sublette County in southwestern Wyoming. These wells are directionally drilled from pads but are vertical through the 4,000 feet pay section. The average well depth is approximately 14,000 feet and is typically completed with 14 to 20 frac stages.

In the Permian Basin, we participated with a 3.6% working interest in the drilling of two vertical wells in Gaines County, Texas. We also participated with a 7.8% working interest in the drilling and completion of two horizontal wells in Glasscock County, Texas. The vertical wells were drilled to an average depths of approximately 10,400 feet to 12,000 feet. The horizontal wells were drilled to vertical depths of 8,000 to 16,000 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet.

In the Gulf Coast Basin, we participated with a 6.0% working interest in the drilling and completion of one horizontal well in the East Haynesville field in Claiborne County, Louisiana. The well was drilled to a vertical depth of approximately 8,000 feet.

In the Arkoma Basin, we participated in the drilling and completion of four (0.05 net) horizontal wells in Cleburne County, Arkansas. We also participated with an average of 0.2% working interest in the drilling of two horizontal wells in White County, Arkansas. In addition, we participated with a 4.2% working interest in the drilling and completion of a horizontal well in Pittsburg County, Oklahoma. These wells were drilled to vertical depths of 8,000 to 16,000 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet.

In the Anadarko Basin, we participated in the drilling of 17 gross horizontal wells (0.6 net) and the completion of 9 gross horizontal wells (0.2 net) in several counties in Oklahoma. These wells were drilled to vertical depths of 8,000 to 16,000 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet.

We currently anticipate a capital expenditures budget for 2017 of approximately $150.0 million to $155.0 million, compared to the $64.5 million we spent in 2016. During 2017, we intend to concentrate our drilling on low risk, development opportunities with the majority of drilling capital focused on high Btu natural gas wells in four areas which we believe will continue to offer attractive drilling returns. We expect to spend between $57.0 million to $59.0 million or approximately 38% of the 2017 capital budget in the Green River Basin where we will participate as a non-operated partner in the drilling and completion of vertical natural gas wells. Additionally, we expect to spend between $25.0 million to $26.0 million or approximately 17% of the capital budget in the Piceance Basin, at Mamm Creek Field where we will operate a one rig program drilling and completing vertical gas wells. The balance of our capital drilling will be focused in the Gulf Coast Basin at Haynesville Field in Louisiana operating a one rig program drilling and completing vertical gas wells and in the Arkoma Basin operating a one rig program drilling and completing horizontal Woodford wells.

The following table sets forth information with respect to wells completed during the years ended December 31, 2016, 2015 and 2014. Our drilling activity during these periods has consisted entirely of drilling development wells. We have not drilled any exploratory wells during these periods. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil, natural gas, and NGLs regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2016	2015	2014
Gross wells:
Productive	137	169	215
Dry	—	—	—
Total	137	169	215
Net Development wells:
Productive	15.7	23.6	27.2
Dry	—	—	—
Total	15.7	23.6	27.2

Operations

Principal Customers

For the year ended December 31, 2016, sales of oil, natural gas and NGLs to Mieco Inc., ConocoPhillips, Plains Marketing, L.P., Tenaska and Marathon Oil Company accounted for approximately 12%, 11%, 6%, 5% and 3%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2016 therefore accounted for 37% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline. However, if we were to lose a customer, we believe a substitute purchaser could be identified in a timely manner and upon similar terms and conditions.

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

The following table sets forth information about material long-term firm transportation contracts for pipeline capacity, which typically require a demand charge. We source the gas to meet these commitments from our producing properties. We have certain commitments that we assumed as part of our acquisitions of oil and gas properties where the production from the acquired properties and the production of joint interest owners that we market were not adequate to meet the commitments resulting to us paying the set demand charge relating to the maximum daily quantity outlined in the contract. During the year ending December 31, 2017, our firm transportation contracts obligate us to deliver 80,200 MMBtu of natural gas per day.

Type of Arrangement	Pipeline System /Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	WIC Medicine Bow	Rocky Mountains	25,000	01/17 – 06/20
Firm Transport	Colorado Interstate Gas	Rocky Mountains	8,200	01/17 – 06/17
Firm Transport	Cheyenne Plains	Midcontinent	9,000	01/17 – 05/17
Firm Transport	Cheyenne Plains	Midcontinent	5,000	06/17 – 05/18
Firm Transport	Rockies Express	Northeast	25,000	01/17 – 11/19
Firm Transport	Oasis Pipeline	Katy Hub	3,500	01/17 – 11/17
Firm Transport	East Tennessee Natural Gas	North Carolina	4,500	01/17 – 10/18

Price Risk and Interest Rate Management Activities

Historically we entered into derivative transactions in the form of hedging arrangements to reduce the impact of oil, natural gas and NGLs price volatility on our cash flow from operations. As of December 31, 2016, we have terminated all of our commodity hedge contracts. Traditionally, we routinely primarily engaged in fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. By removing the price volatility from a significant portion of our oil and natural gas production, we are able to mitigate for a period of time, but not eliminate, the potential effects of fluctuation in oil and natural gas prices on our cash flow from operations. As such, our revenues are more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced. As of December 31, 2016, we have terminated all of our commodity hedge contracts. For a description of our derivative positions, please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Natural Gas Gathering

We own and operate a network of natural gas gathering systems in the Gulf Coast Basin, Piceance Basin, Big Horn Basin in Wyoming, and the Potato Hills Pipeline in Oklahoma. These systems gather and transport our natural gas and a small amount of third-party natural gas to larger gathering systems and intrastate, interstate and local distribution pipelines. Our network of natural gas gathering systems permits us to transport production from our wells with fewer interruptions and also minimizes any delays associated with a gathering company extending its lines to our wells. Our ownership and control of these lines enables us to:

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

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of removal or remedial obligations, and the issuance of orders enjoining some or all of our operations deemed in non-compliance. Moreover, these laws and regulations may restrict our ability to produce oil, natural gas and NGLs by, among other things, limiting production from our wells, limiting the number of wells we are allowed to drill or limiting the locations at which we may conduct our drilling operations. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly well drilling, construction, completion and water management activities, or waste handling, disposal and clean-up requirements for the oil and natural gas industry could have a significant impact on our operating costs. We believe that operation of our wells is in substantial compliance with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot provide any assurance on how future compliance with existing or newly adopted environmental laws and regulations may impact our properties or the operations. For the year ended December 31, 2016, we did not incur any material capital expenditures for performance of remediation or installation of pollution control equipment at any of our facilities; however, we did incur capital expenditures in the ordinary course of business to comply with pollution control requirements. As of the date of this Annual Report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2017 or that will otherwise have a material adverse impact on our financial position or results of operations.

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

As of December 31, 2016, we have recorded $16.2 million for future remedial costs and abandonment liability for decommissioning the Big Escambia Creek, Elk Basin, and Fairway natural gas processing plants.

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

On March 17, 2016, the Petroleum and Hazardous Materials Safety Administration proposed updates to its safety requirements for liquid (i.e., crude oil, refined products, and natural gas liquids) pipelines. The proposal would require operators to inspect many more pipelines with instrumented in-line inspection tools, repair identified defects more quickly, and require leak detection systems for all regulated pipelines.

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

•
Federal agencies have asserted regulatory authority over certain aspects of the process. The EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; issued in April 2015 a proposed rule that would establish effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in March 2015, the BLM issued a final rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands. In July 2016, however, a federal district court struck down the BLM rule, finding that the agency lacked the statutory authority to issue the rule. BLM and the Interior Department appealed the ruling in August 2016.

•
In addition, federal agency reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. In December 2016, the EPA released final assessment of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing activities.

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

While from time to time Congress has considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. For example, as part of the Obama Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025, EPA published in the Federal Register on June 3, 2016, its Methane Rule. The Methane Rule requires oil and gas companies to find and repair leaks, capture gas from completion of fracked wells, limit emissions from new and modified pneumatic pumps, limit emissions from several types of equipment used at gas transmission compressor stations, including compessors and pneumatic controllers, and requires “green completions” to capture natural gas from most new fractured wells. It applies to well site activities commenced on or after September 18, 2015. States and industry groups have challenged the Methane rule in the District of Columbia Circuit Court of Appeals.

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

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules, orders and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. For example, on July 1, 2014, the North Dakota Industrial Commission adopted Order No. 24665, or the “July 2014 Order,” pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of 74% of natural gas produced in the State by October 1, 2014, 77% percent of such gas by January 1, 2015, 85% of such gas by January 1, 2016 and 90% of such gas by October 1, 2020. The July 2014 Order establishes an enforcement mechanism for policy recommendations that were previously adopted by the North Dakota Industrial Commission in March 2014. Those recommendations required all exploration and production operators applying for new drilling permits in the state after June 1, 2014 to develop Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s now-implemented gas capture percentage goals. In particular, the July 2014 Order provides that after an initial 90-day period, wells must meet or exceed the North Dakota Industrial Commission’s gas capture percentage goals on a per-well, per-field, county, or statewide basis. Failure to comply with the gas capture percentage goals will result in an operator having to restrict its production to 200 barrels of oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or 100 barrels of oil per day if less than 60% of such monthly volume of natural gas is captured. While we believe that we were in compliance with these requirements as of December 31, 2016 and expect to remain in compliance in the future, there is no assurance that we will be able to remain in compliance in the future or that such future compliance will not have a material adverse effect on our business and operational results. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

Employees

As of March 13, 2017, we had 357 full-time employees. We also contract for the services of independent consultants involved in land, regulatory, tax, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that our relations with our employees are satisfactory.

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

•     Nominating and Corporate Governance Committee Charter;

•     Compensation Committee Charter;

•     Conflicts Committee Charter;

•     Code of Business Conduct and Ethics; and

•     Corporate Governance Guidelines.

ITEM 1A.  RISK FACTORS

Risks Related to Bankruptcy

We have filed voluntary petitions for relief under the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

We have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to the following:

•
our ability to develop, file and complete a Chapter 11 plan of reorganization, particularly during the exclusivity period (i.e. in general, the period in which we have the exclusive right to file a Chapter 11 plan of reorganization);

•	our ability to obtain Bankruptcy Court, creditor and regulatory approval of a Chapter 11 plan of reorganization in a timely manner;

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 Cases in general;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our business operations or our ability to propose and/or complete a Chapter 11 plan of reorganization;

•	increased costs related to the Chapter 11 Cases and related litigation;

•	a loss of, or a disruption in the materials or services received from, suppliers, contractors or service providers with whom we have commercial relationships;

•	potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees; and

•	significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

We believe it is likely that our common units and Preferred Units will substantially decrease in value in our Chapter 11 Cases.

We have a significant amount of indebtedness that is senior to our existing Preferred Units and common units in our capital structure. We believe that the existing Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and common units will substantially decrease in value during and after emergence from the Chapter 11 Cases. Accordingly, any trading in our Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and common units during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and common units.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations in Chapter 11 could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating in Chapter 11 also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

In addition, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Furthermore, we cannot predict how claims and equity interests will be treated under a plan of reorganization. Even once a plan of reorganization is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11.

We may not be able to obtain confirmation of a Chapter 11 plan.

The Debtors filed the Chapter 11 Plan of Reorganization on Feburary 25, 2017 for the resolution of the outstanding claims against and interests in the Debtors and a disclosure statement (the “Disclosure Statement”) related thereto. The Plan, if implemented as proposed by the Debtors, would significantly reduce our outstanding long-term debt and annual interest payments.

In order to emerge successfully from the Chapter 11 Cases as a viable entity, we must meet certain statutory disclosure requirements with respect to adequacy of disclosure with respect to a plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a reorganization plan, most of which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan. There is no assurance that our Plan, or any subsequent amendments thereto, will be confirmed and become effective. The Plan remains subject to approval of the Bankruptcy Court.

If a plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims and equity interests against us would ultimately receive with respect thereto.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.

Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.

In addition, at the outset of the Chapter 11 Cases, the Bankruptcy Code gives the Debtors the exclusive right to propose the plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. We have currently retained the exclusive right to propose a plan of reorganization. If that right is terminated, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan of reorganization in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

As a result of the entry into the Chapter 11 Cases, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan of reorganization is confirmed.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the anticipated Chapter 11 Cases, such as confirmation of the Plan, or another Chapter 11 plan of reorganization, and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. Furthermore, the First Lien Lenders have not executed the Restructuring Support Agreement, and any exit financing upon emergence from the Chapter 11 Cases will be subject to the approval of the Administrative Agent and First Lien Lenders in all respects. If the Plan is not consummated, there can be no assurance that any new Chapter 11 plan of reorganization would be as favorable to holders of claims as the current Plan.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases. While we entered into a Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) in connection with the Chapter 11 Cases, which provides for a multi-draw term loan in an aggregate amount of up to $50.0 million, as of the date hereof, we have not received a commitment for any additional interim financing or exit financing.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to borrow under the DIP Credit Agreement, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

 In addition, any plan of reorganization will be premised upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be accurate. In our case, the projections will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Court provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to February 1, 2017, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.

We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all.

We may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort focusing on the Cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Risks Related to Our Business

Oil, natural gas and NGLs prices are volatile due to factors beyond our control and have decreased dramatically during 2015 and 2016. Sustained lower prices or any further decline in prices of oil, natural gas and NGLs, could have a material adverse impact on us.

Our financial condition, profitability and future growth and the carrying value of our oil and natural gas properties depend substantially on prevailing oil, natural gas and NGLs prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. During 2014 through the first half of 2016, for example, oil, natural gas and NGLs prices decreased dramatically, moderated to a degree by a gradual increase over the course of the second half of 2016. The crude oil spot price per barrel during the years ended December 31, 2015 and 2016 ranged from a high of $61.36 to a low of $26.19 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $3.44 to a low of $1.49. NGLs prices also suffered a similar decline. This price decline impacted our operating results for the years ended December 31, 2015 and 2016 and contributed to a reduction in our anticipated future capital expenditures. As of March 6, 2017, the crude oil price per barrel was $53.19 and the NYMEX natural gas spot price per MMBtu was $2.68. Despite the improved commodity prices during the second half of 2016, continuing into 2017, the sustained low price environment during 2015 and most of 2016 resulted in a reduction in our estimated proved reserves and, as a result of this reduction, we recorded substantial impairments to our oil, natural gas and NGLs properties in the year ended December 31, 2016.

The prices for oil, natural gas and NGLs are volatile due to a variety of factors, including, but not limited to:

•the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon production levels which has an impact on oil prices;

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2016 of $494.3 million.Such impairment was recognized during the first, second, and fourth quarters of 2016 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2016	$207,764	$2.41	$46.16
Second quarter 2016	$157,894	$2.24	$42.91
Third quarter 2016	$—	$2.29	$41.48
Fourth quarter 2016	$128,612	$2.47	$42.60
Total	$494,270

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2016 were the reduction in our proved reserves quantities due to the reclassification of proved undeveloped reserves to contingent resources due to uncertainties surrounding the availability of the financing that would be necessary to develop our proved undeveloped reserves and the impact of sustained lower commodity prices. Prices have increased thus far in 2017, but still remain volatile. Further impairments of the carrying value of our oil and gas properties may occur if commodity prices fall in the future. Potential future impairments are also contingent upon increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions or divestitures.

Additionally, we have recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Encore Energy Partners LP acquisition completed in December 2010 and the LRE Merger completed in October 2015. Significant oil, natural gas and NGLs price declines could cause us to record an impairment of goodwill, which would be reflected as a non-cash charge against current earnings. We recorded a non-cash goodwill impairment loss of $252.7 million for the year ended December 31, 2016. Based on evaluation of qualitative factors, we determined that the goodwill impairment was primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

We have substantial liquidity needs and may not be able to obtain adequate exit financing.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. While we entered into the interim DIP Credit Agreement in connection with the Chapter 11 Cases, which provides for a multi-draw term loan in an aggregate amount of up to $50.0 million, as of the date hereof, we have not received a commitment for any additional interim financing or exit financing. Even if we are able to amend and restate or refinance our current Reserve-Based Credit Facility, we do not anticipate any additional liquidity we receive from such an amendment and restatement or refinancing to be substantial.
We do not believe that our borrowings under the proposed final DIP Credit Agreement, our cash on hand and our cash flow from operations will be sufficient to continue to fund our operations for any significant period of time. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases

Our common units and Cumulative Preferred Units have been delisted from trading on the NASDAQ, have no longer been listed on a national securities exchange effective February 13, 2017, and are quoted only in the over-the-counter market, which could negatively affect the price and liquidity of our common units and Preferred Units.

On February 2, 2017, we received a letter from the NASDAQ Listing Qualifications Staff (the “Staff”) stating that the Staff had determined that our common units and each series of our Cumulative Preferred Units would be delisted from NASDAQ. After the suspension period, our common units were formally delisted from NASDAQ on February 13, 2017. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1. The Staff filed a Form 25-NSE with the SEC on March 14, 2017, which removed our securities from listing and registration on NASDAQ.

Our securities commenced quotation on the OTC Pink on February 13, 2017. The OTC Pink is a significantly more limited market than NASDAQ, and the quotation of our common units and each series of Preferred Units on the OTC Pink may result in a less liquid market available for existing and potential shareholders to trade shares of our common units and Preferred Units. This could further depress the trading price of our common units and Preferred Units and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common units and Preferred Units will exist in the future or that we will be able to relist our common units and Preferred Units on a national securities exchange. In connection with the delisting of our common units and Preferred Units, there may also be other negative implications, including the potential loss of confidence in us by suppliers, customers and employees and the loss of institutional investor interest in our common units.

We may engage in changes to our capital structure, such as transactions to reduce our indebtedness, that will generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of a unitholder’s investment in us.

We continually monitor the respective capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. As such, we are actively evaluating potential transactions to deleverage our balance sheet and manage our liquidity, which could include reducing existing debt through debt exchanges, debt repurchases and other modifications. In the event we execute such a strategic transaction, we expect that we will recognize a significant amount of cancellation of debt income (“CODI”), which will be allocated to our unitholders at the time of such transaction.

Consummation of a Chapter 11 plan of reorganization might include a change to the Company’s organizational structure. If the Company is reorganized as a corporation rather than as a limited liability company, it might create CODI for unitholders. Regardless of the corporate form, an exchange of debt for equity will likely generate CODI for unitholders.

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

CODI with respect to any future transaction undertaken by us will be allocated to our unitholders of record (as applicable) as of the opening of the New York Stock Exchange on the first day of the month on which such a strategic transaction closes or in the case of our Restructuring Transactions at the effective date of the court approved reorganization if the Board so determines (the “CODI Allocation Date”). No CODI should be allocated to a unitholder with respect to units sold on or before the last day of the month prior to the month in which the CODI Allocation Date occurs. However, pursuant to provisions of our LLC Agreement, our board of directors has the ability to revise, alter or otherwise modify the allocation method to another method, to the extent permitted or required by the Internal Revenue Code and the regulations or rulings promulgated thereunder.

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

Upon emergence from the Chapter 11 Cases, we may not have sufficient cash from operations to resume the payment of monthly cash distributions on the Company’s equity securites.

Prior to the commencement of the Chapter 11 Cases, we suspended cash distributions to the holders of our common and Class B units and Preferred Units in order to conserve cash, repay our debt under our Reserve-Based Credit Facility and improve our liquidity. Upon emergence from the Chapter 11 Cases, we may not have sufficient available cash each month to resume distributions on the reorganized Company’s equity securities.

Growing the Company will require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.

We plan to fund our growth through acquisitions with proceeds from our debt and equity securities and borrowings from the credit facilities into which we may enter upon emergence; however, we cannot be certain that we will be able to issue our debt and equity securities on terms or in the proportions that we expect, or at all, and we may be unable to refinance our new exit credit facilities upon maturity.

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as disruptions in credit market and debt and equity capital market conditions could negatively impact our ability to remain in compliance with the financial covenants under our credit facilities which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or not pursue growth opportunities.

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

Price differentials may widen in the future. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, changes in the mid-stream or downstream sectors of the industry, trade restrictions and governmental regulations. We may be adversely impacted by a widening differential on the products we sell. Our oil and natural gas hedges are based on WTI or natural gas index prices and the NGLs hedges are based on the Oil Price Information Service postings as well as market-negotiated ethane spot prices, so we may be subject to basis risk if the differential on the products we sell widens from those benchmarks and we do not have a contract tied to those benchmarks. In the past, we have entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. Currently, we are unable to hedge widening oil differentials in certain operating areas. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive and our inability to enter into hedge contracts at favorable pricing and for a sufficient amount of our production could adversely affect our financial condition, results of operations and cash flows from operations in the future.

We do not have hedges to cover our exposure to reductions in oil and natural gas prices.

Currently, we do not have any hedges in place to cover our exposure to reductions in oil and natural gas prices. It is uncertain as to when we will be able to enter into hedge contracts while under Chapter 11. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices which would have a material negative impact on our results of operations. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases.

Unless we replace our reserves, our existing reserves and production will decline, which would adversely affect our cash flow from operations and our ability to resume or sustain distributions to our unitholders.

Producing oil and natural gas wells extract hydrocarbons from underground structures referred to as reservoirs. Reservoirs contain a finite volume of hydrocarbon reserves referred to as reserves in place. Based on prevailing prices and production technologies, only a fraction of reserves in place can be recovered from a given reservoir. The volume of the reserves in place that is recoverable from a particular reservoir is reduced as production from that well continues. The reduction is referred to as depletion. Ultimately, the economically recoverable reserves from a particular well will deplete entirely, and the producing well will cease to produce and will be plugged and abandoned. In that event, we must replace our reserves. Unless we are able over the long-term to replace the reserves that are depleted through production, investors in our units should consider any cash distributions that are paid on the units not merely as a “distribution yield” on the units, but as a combination of both a return of capital and a return on investment. Investors in our units will have to obtain the return of capital invested out of cash flow derived from their investments in units during the period when reserves can be economically recovered. Accordingly, we give no assurances that the distributions our unitholders receive over the life of their investment will meet or exceed their initial capital investment.

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

The Company may not make any acquisitions until we have emerged from the Chapter 11 Cases. Furthermore, until our emergence from the Chapter 11 Cases, any asset sale greater than $300,000 must be approved by the Bankruptcy Court.

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest. As of December 31, 2016, we operated approximately 65% of our production and non-operated wells represented approximately 35% of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties, including timing of drilling and other scheduled operations activities, compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. In the past, we have changed our development plans for certain proved undeveloped reserves and expect future development plans may also change as the operators of our outside operated properties adjust their capital plans based on prevailing market conditions. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

For example, to illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2016 would decrease from 1,363.2 Bcfe to 986.0 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices were $2.95 per MMBtu (or a $0.48 price increase from the 12-month average price of $2.47) and oil prices were $52.34 per barrel (or a $9.74 price increase from the 12-month average price of $42.60), while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2016 would increase from 1,363.2 Bcfe to 1,483.7 Bcfe. The preceding assumed prices in example (2) were derived from the 5-year New York Mercantile Exchange (NYMEX) forward strip price at March 10, 2017. Our Standardized Measure is calculated using unhedged oil and natural gas prices and is determined in accordance with the rules and regulations of the SEC. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.

The PV-10 of our proved reserves at December 31, 2016 may not be the same as the current market value of our estimated oil, natural gas and NGLs reserves.

You should not assume that the present value of future net reserves (“PV-10”) value of our proved reserves as of December 31, 2016 is the current market value of our estimated oil, natural gas and NGLs reserves. We base the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	the actual prices we receive for oil, natural gas and NGLs;

•	our actual development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimates included in this annual report, which could have a material effect on the value of our reserves. The oil and natural gas prices used in computing our PV-10 as of December 31, 2016 under SEC guidelines were $42.60 per barrel of crude oil and $2.47 per MMBtu for natural gas, respectively, before price differentials.

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

If our revenues decrease as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to replace or add to our reserves. In turn, we may not be able to resume or sustain any distributions without making accretive acquisitions or capital expenditures that replace or add to our reserves. Our Reserve-Based Credit Facility restricts our ability to obtain new debt financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our Reserve-Based Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves and production and a reduction in our cash available for distribution.

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

For the year ended December 31, 2016, sales of oil, natural gas and NGLs to Mieco Inc., ConocoPhillips, Plains Marketing, L.P., Tenaska and Marathon Oil Company accounted for approximately 12%, 11%, 6%, 5%, and 3%, respectively, of our oil, natural gas and NGLs revenues. Our top five purchasers during the year ended December 31, 2016 therefore accounted for 37% of our total revenues. To the extent these and other customers reduce the volumes of oil, natural gas and NGLs that they purchase from us and they are not replaced in a timely manner with a new customer, our revenues and cash available for distribution could decline.

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

While hydraulic fracturing is typically regulated by state oil and natural gas commissions, and other similar state agencies, increased federal interest has arisen in recent years. Please read “Item 1. Business-Operations-Environmental and Occupational Health Safety Matters-Hydraulic Fracturing.” Some states in which we operate, including Montana, North Dakota, Texas and Wyoming, have adopted and other states are considering adopting legal requirements that could impose more stringent permitting public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to impose restrictions on injection of produced wastewater due to induced seismicity concerns, such as Oklahoma has, or prohibit hydraulic fracturing altogether, as the State of New York announced in December 2014 with regard to fracturing activities in New York. Also, local government may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

If enacted into law, environmental policies the President Trump supported during his campaign could increase overall, available fuel supply, thereby potentially reducing prices for the Company’s output.

During his campaign for office, the President Trump pledged to enact policies that would reinvigorate coal’s use for energy production and ease restrictions on production and transportation of petroleum. If enacted, these policies could have the effect of increasing the overall fuel supply, thereby reducing prices for the Company’s output. During the campaign, President Trump pledged to reverse the prior Administration’s policies that disadvantaged coal as a fuel for energy production. President Trump has promised to take several actions to encourage burning coal for energy production and lessen the financial burden of environmental regulations on coal-fired plants’ operations. The President has pledged to withdraw from the Paris Climate Agreement, withdraw or re-write the Clean Power Plan, withdraw mercury limits on coal plants’ air emissions, lift the prior Administration’s ban on new coal leases on federal lands and end the review of the program’s greenhouse gas impacts, and withdraw the “Waters of the United States” stream protection rule. President Trump also indicated his Administration would open more federal lands for oil and gas production, approve the construction of the Keystone Pipeline to facilitate refining of Alberta oil shale in the U.S., and open areas in the Arctic and Atlantic ocean to drilling. If enacted into law, these policies would increase the overall fuel supply and could have the effect of diminishing demand for the Company’s natural gas output. Diminished demand could put additional downward pressure on the price of the natural gas the Company produces.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010 comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. On December 5, 2016, the CFTC re-proposed regulations to set position limits for certain futures and options contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions would be exempt from these position limits. These rules have not been finalized, and their impact on our hedging activities is uncertain. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant”. The Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). The CFTC has also adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants or financial end users (though non-financial end users are excluded from margin requirements). While we do not anticipate being subject to margin requirements as a swap dealer, major swap participant or financial end user, application of these requirements to other market participants could affect the cost and availability of swaps we use for hedging. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to resume distributions. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have material, adverse effect on us, our financial condition, and our results of operations.

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

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing leasehold acreage. As of December 31, 2016, we have identified 6,353 drilling locations. These identified drilling locations represent a significant part of our strategy. The SEC’s reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. Due to uncertainty about our current capability to fund a drilling program that would enable us to drill these locations within five years of initial booking, we reclassified our proved undeveloped reserves to contingent resources at December 31, 2016.

Our ability to drill and develop these locations depends on a number of factors, including, among others, the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, drilling and operating costs and drilling results. As we have not assigned any proved reserves to the drilling locations we have identified and scheduled for drilling, there may exist greater uncertainty with respect to the success of drilling wells at these drilling locations. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected time frame or will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial position, results of operations and our ability to resume distributions.

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

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile, and we cannot predict the prices we will be able to realize for our production in the future. As a result, we may borrow, to the extent available, significant amounts under our future exit credit facilities to enable us to pay monthly distributions. Significant declines in our production or significant declines in realized oil, natural gas and NGLs prices for prolonged periods and resulting decreases in our borrowing base may force us to continue to suspend distributions to our unitholders.

If we borrow to pay distributions, we are distributing more cash than we are generating from our operations on a current basis. This means that we are using a portion of our borrowing capacity under our credit facilities to pay distributions rather than to maintain or expand our operations. If we use borrowings under our credit facilities to pay distributions for an extended period of time rather than toward funding capital expenditures and other matters relating to our operations, we may be unable to support or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to pay these distributions, will reduce our cash available for distribution on our common units. If we borrow to pay distributions during periods of low commodity prices and commodity prices remain low, we may have to reduce or suspend our distribution in order to avoid excessive leverage and debt covenant violations.

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

On January 3, 2017, we paid the second $37.5 million deficiency payment installment under the Reserve-Based Credit Facility. In connection with this planned payment, Vanguard completed a monetization of substantially all of its commodity and interest rate hedges with net proceeds totaling $11.7 million on December 19, 2016. The Company used these net proceeds along with $6.0 million in net proceeds from recent asset sales and $19.8 million from cash on hand to make this $37.5 million deficiency payment

Future price risk management arrangements into which we may enter will not fully mitigate the effect of oil, natural gas and NGLs price volatility, and our revenue and results of operations will be adversely affected if prices remain at current levels or decline further. In the current commodity price environment, we are less likely to hedge future revenues to the same extent as our historical and existing hedging arrangements. As such, our revenues are, and will continue to be, more susceptible to commodity price volatility as our commodity price hedges settle and are not replaced.

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

Federal securities laws could limit our ability to book additional proved undeveloped reserves in the future.

Under the federal securities laws, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional proved undeveloped reserves as we pursue our drilling program. As of December 31, 2016, the Company did not include any proved undeveloped reserves in its proved reserve estimate due to uncertainties regarding the availability of capital that would be required to develop these proved undeveloped reserves within the five year time frame. The Company previously reported proved undeveloped reserves in SEC filings, and, if we can satisfy the criteria for recording proved undeveloped reserves as prescribed by the SEC, we would likely report estimated proved undeveloped reserves in the future.

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

Because our unitholders will be allocated taxable income that could be different in amount from the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income. As of February 25, 2016, we have suspended all cash distributions to unitholders and monthly cash distributions to holders of our preferred units. We may engage in transactions to de-lever the Company and manage our liquidity that may result in income and gain to our unitholders. For example, if we sell assets, our unitholders may be allocated taxable income and gain resulting from the sale. Further, we have in the past engaged in, and may in the future engage in, debt exchanges, debt repurchases, modifications of our existing debt, or similar transactions that resulted in, or could result in, CODI being allocated to our unitholders as taxable income. Unitholders may be allocated gain and income from asset sales and CODI and may owe income tax as a result of such allocations notwithstanding the fact that we have currently suspended cash distributions to our unitholders.

 For example, our issuance on February 10, 2016 of approximately $75.6 million aggregate principal amount of new Senior Secured Second Lien Notes to certain eligible holders of Senior Notes due 2020 in exchange for approximately $168.2 million aggregate principal amount of the Senior Notes due 2020 resulted in CODI that was allocated to our unitholders as of February 1, 2016. Some or all of our unitholders may be allocated substantial amounts of such taxable CODI, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect to each unitholder will depend on the unitholder's individual tax position with respect to the units; however, taxable income allocations, including allocations of CODI, increase a unitholder’s tax basis in his units.

The Plan as filed with the Bankruptcy Court, if approved by the Bankruptcy Court, is expected to generate CODI, the exact amount of which will not be known until the Bankruptcy Court approves the Plan.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or of an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for U.S. federal income tax purposes.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. The regulations do not, however, specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

From time to time, legislation has been introduced in Congress which would eliminate certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

We have office leases in Houston and Odessa, Texas; Gillette, Wyoming; and McAlester, Oklahoma. As of December 31, 2016, the leases for the Houston offices cover approximately 42,940 square feet and 90,293 square feet of office space with terms ending on June 30, 2026 and February 28, 2018, respectively. Our lease for the Odessa office covers approximately 6,700 square feet of office space, and runs through June 30, 2019. In Wyoming, the lease for our Gillette office covers approximately 5,000 square feet with a lease term expiring on April 30, 2018. We are also leasing a fenced yard in Gillette, Wyoming with lease term ending on March 31, 2018. Our lease for the McAlester, Oklahoma office covers approximately 1,500 square feet with a lease term ending on July 31, 2018. We are also leasing a storage space adjacent to the McAlester, Oklahoma office with lease term also ending on July 31, 2018.We also have leases in Eunice and Artesia, New Mexico and Mustang and Stroud, Oklahoma which are month-to-month. The total annual cost of our office leases for 2016 was approximately $3.4 million.

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

Please see “Item 1 - Business - Bankruptcy Proceedings under Chapter 11” for information regarding our Chapter 11 Cases.

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

On June 1, 2015, another alleged Eagle Rock unitholder filed a class action lawsuit against the Defendants. This lawsuit was styled Pieter Heydenrych v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470, in the United States District Court for the Southern District of Texas, Houston Division (the “Federal Lawsuit”). On February 12, 2016, certain additional alleged Eagle Rock unitholders (the “Federal Plaintiffs”) amended the complaint in the Federal Lawsuit (the “Amended Complaint”), which was styled Irving Braun, et al. v. Eagle Rock Energy Partners, L.P. et al., Cause No. 4:15-cv-01470.

In the Amended Complaint, the Federal Plaintiffs alleged multiple causes of action related to the registration statement and proxy statement filed with the SEC in connection with the Eagle Rock Merger, including that (i) Vanguard and certain of its officers and directors allegedly violated Section 11 of the Securities Act for including inaccurate, misleading and untrue material statements in the registration statement and proxy statement related to the Eagle Rock Merger , (ii) the members of Vanguard’s board of directors were allegedly culpable participants in the violations of Section 11 of the Securities Act for signing the registration statements and of Section 15 of the Securities Act for participating in the issuance of common units in connection with the Eagle Rock Merger, (iii) the Defendants allegedly violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for filing proxy statements with misleading and untrue material statements and (iv) the Defendants allegedly violated Section 20 of the Exchange Act by failing to use their control and influence to stop the violation of Section 14(a) of the Exchange Act. The Federal Plaintiffs alleged that the registration statement and proxy statement filed in connection with the Eagle Rock Merger failed, among other things, to disclose allegedly material details concerning (x) Eagle Rock’s and Vanguard’s financial and operational projections, (y) Vanguard’s debt obligations and (z) an imminent reduction in Vanguard’s distributions to unitholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units commenced quotation on the OTC Pink operated by the OTC Markets Group, Inc. (the “OTC Pink”) on February 13, 2017 under the symbols VNRSQ, VNRAQ, VNGBQ and VNRCQ, respectively. On March 10, 2017, there were
130,947,802 common units outstanding and approximately 431 unitholders, which does not include beneficial owners whose units are held by a clearing agency, such as a broker or a bank.

Prior to the commencement of the Chapter 11 Cases, our common units were traded on the NASDAQ Global Select Market (“NASDAQ”), an exchange of the NASDAQ OMX Group, Inc. under the symbol “VNR”. The following table presents the high and low sales price for our common units listed on NASDAQ during the periods indicated.

	Common Units
	High	Low
2016
Fourth Quarter	$1.35	$0.46
Third Quarter	$2.09	$0.86
Second Quarter	$2.17	$1.07
First Quarter	$3.17	$1.29
2015
Fourth Quarter	$9.53	$2.41
Third Quarter	$15.50	$5.50
Second Quarter	$17.59	$13.81
First Quarter	$19.50	$11.90

Distributions Declared. The following table shows the amount per unit, record date and payment date of the cash distributions we paid on each of our common units attributable to each period presented. Future distributions are at the discretion of our board of directors and will depend on business conditions, earnings, our cash requirements and other relevant factors. On February 18, 2016, our board of directors declared a cash distribution for our common and Class B unitholders attributable to the month of January 2016 of $0.03 per common and Class B unit, or $0.36 on an annualized basis, which were paid on March 15, 2016 to Vanguard unitholders of record on March 1, 2016. On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and preferred units effective with the February 2016 distribution.

For additional information about our ability to resume distributions to our unitholders, please read “Item 1A. Risk Factors-Risks Related to Our Business - We may not have sufficient cash from operations to resume monthly distributions on our common units following establishment of cash reserves and payment of operating costs.”

	Cash Distributions
	Per Unit	Record Date	Payment Date
2016
First Quarter
January	$0.0300	March 1, 2016	March 15, 2016
2015
Fourth Quarter
December	$0.0300	February 1, 2016	February 12, 2016
November	$0.0300	January 4, 2016	January 14, 2016
October	$0.1175	December 1, 2015	December 15, 2015
Third Quarter
September	$0.1175	November 2, 2015	November 13, 2015
August	$0.1175	October 1, 2015	October 15, 2015
July	$0.1175	September 1, 2015	September 14, 2015
Second Quarter
June	$0.1175	August 3, 2015	August 14, 2015
May	$0.1175	July 1, 2015	July 15, 2015
April	$0.1175	June 1, 2015	June 12, 2015
First Quarter
March	$0.1175	May 1, 2015	May 15, 2015
February	$0.1175	April 1, 2015	April 14, 2015
January	$0.1175	March 2, 2015	March 17, 2015

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

(iii)	provide funds for distributions and redemption payments on Series A Preferred Units, Series B Preferred Units and Series C Preferred Units; or

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

Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2016.

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

	Year Ended December 31, (4)
	2016(5)	2015	2014	2013	2012(5)
	(in thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$169,955	$164,111	$268,685	$268,922	$233,153
Natural gas sales	174,263	193,496	285,439	124,513	47,270
NGLs sales	44,462	39,620	70,489	49,813	29,933
Net gains (losses) on commodity derivative contracts	(44,072)	169,416	163,452	11,256	36,846
Total revenues	344,608	566,643	788,065	454,504	347,202
Costs and Expenses:
Production:
Lease operating expenses	159,672	146,654	132,515	105,502	74,366
Production and other taxes	38,637	40,576	61,874	40,430	29,369
Depreciation, depletion, amortization and accretion	149,790	247,119	226,937	167,535	104,542
Impairment of oil and natural gas properties	494,270	1,842,317	234,434	—	247,722
Impairment of goodwill	252,676	71,425	—	—	—
Selling, general and administrative expenses:
Restructuring costs	3,156	—	—	—	—
Other(1)	48,362	55,076	30,839	25,942	22,466
Total costs and expenses	1,146,563	2,403,167	686,599	339,409	478,465
Income (Loss) from Operations:	(801,955)	(1,836,524)	101,466	115,095	(131,263)
Other Income (Expense):
Interest expense	(95,367)	(87,573)	(69,765)	(61,148)	(41,891)
Net gains (losses) on interest rate derivative contracts	(2,867)	153	(1,933)	(96)	(6,992)
Net gain (loss) on acquisitions of oil and natural gas properties	(4,979)	40,533	34,523	5,591	11,111

Gain on extinguishment of debt	89,714	—	—	—	—
Other	447	237	54	69	220
Total other expense, net	(13,052)	(46,650)	(37,121)	(55,584)	(37,552)
Net Income (Loss)	(815,007)	(1,883,174)	64,345	59,511	(168,815)
Less: Net income attributable to non-controlling interest	(82)	—	—	—	—
Net Income (Loss) Attributable to Vanguard Unitholders	$(815,089)	$(1,883,174)	$64,345	$59,511	$(168,815)
Less: Distributions to Preferred unitholders	(26,758)	(26,759)	(18,197)	(2,634)	—
Net Income (Loss) Attributable to Common and Class B unitholders	$(841,847)	$(1,909,933)	$46,148	$56,877	$(168,815)
Net Income (Loss) Per Common and Class B Unit:
Basic	$(6.41)	$(19.80)	$0.56	$0.78	$(3.11)
Diluted	$(6.41)	$(19.80)	$0.55	$0.77	$(3.11)
Distributions Declared Per Common and Class B Unit (2)	$0.06	$1.42	$2.52	$2.46	$2.79
Weighted Average Common Units Outstanding:
Basic	130,903	96,048	81,611	72,644	53,777
Diluted	130,903	96,048	82,039	72,992	53,777
Weighted Average Class B Units Outstanding	420	420	420	420	420
Cash Flow Data:
Net cash provided by operating activities	$290,280	$370,084	$339,752	$260,965	$204,490
Net cash provided by (used in) investing activities	$206,822	$(128,144)	$(1,446,202)	$(397,977)	$(839,244)
Net cash provided by (used in) financing activities	$(447,145)	$(241,940)	$1,094,632	$137,267	$643,466
Other Financial Information:
Adjusted EBITDA attributable to Vanguard unitholders(3)	$432,965	$396,829	$421,445	$309,745	$230,512

(1)	Includes $10.2 million, $18.5 million, $11.7 million, $5.9 million and $5.4 million of non-cash unit-based compensation expense in 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
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

(3)	See “—Non-GAAP Financial Measure” below.

(4)
From 2012 through 2015, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these assets. The operating results of these properties were included with ours from the closing date of the acquisitions forward.

(5)
In 2016, we completed the divestiture of oil and natural gas properties in the SCOOP/STACK area in Oklahoma and in our other operating areas. On March 30, 2012, we divested oil and natural gas properties in the Appalachian Basin. As such, there are no operating results from these properties included in our operating results from the closing date of the divestiture forward.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,957	$—	$—	$11,818	$11,563
Short-term derivative assets	—	236,886	142,114	21,314	46,690
Other current assets	105,082	121,636	144,119	73,025	55,738
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	858,253	1,721,976	2,975,806	1,810,517	1,576,236
Long-term derivative assets	—	80,161	83,583	60,474	53,240
Goodwill (1)	253,370	506,046	420,955	420,955	420,955
Other assets	42,626	28,887	11,755	74,039	16,887
Total Assets	$1,309,288	$2,695,592	$3,778,332	$2,472,142	$2,181,309
Short-term derivative liabilities	$125	$356	$3,583	$10,992	$5,366
Long-term debt classified as current (2)	1,753,345	—	—	—	—
Other current liabilities	135,213	201,652	175,021	114,411	74,136
Long-term debt (2)(3)	15,475	2,277,931	1,917,556	990,380	1,228,806
Long-term derivative liabilities	—	—	1,380	4,085	11,996
Other long-term liabilities	303,995	303,088	146,676	83,939	63,541
Members’ equity (deficit)	(898,865)	(87,435)	1,534,116	1,268,335	797,464
Total Liabilities and Members’ Equity	$1,309,288	$2,695,592	$3,778,332	$2,472,142	$2,181,309

(1)
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the ENP Purchase completed on December 31, 2010 and the LRE Merger completed on October 5, 2015.

(2)
As a result of our Chapter 11 filing, we have classified our debt under our Reserve-Based Credit Facility, Second Lien Secured Notes, Senior Notes due 2020 and Senior Notes 2019 as current at December 31, 2016.

(3)
In order to comply with Accounting Standards Update No. 2015-03, unamortized debt issuance costs have been reclassified from other assets to long-term debt on a retrospective basis. This reclassification had no impact on historical income from continuing operations or members’ equity (deficit).

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

As of December 31, 2016
Reserve Data:
Estimated net proved reserves:
Crude oil (MMBbls)	42.3
Natural gas (Bcf)	888.9
NGLs (MMBbls)	36.8
Total (Bcfe)	1,363.2
Proved developed (Bcfe)	1,363.2
Proved undeveloped (Bcfe)	—
Proved developed reserves as % of total proved reserves	100%
Standardized Measure (in millions) (1)(2)	$853.8
Representative Oil and Natural Gas Prices (3):
Oil—WTI per Bbl	$42.60
Natural gas—Henry Hub per MMBtu	$2.47
NGLs—Volume-weighted average price per Bbl	$13.43

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

(3)
Oil and natural gas prices are based on spot prices per Bbl and MMBtu, respectively, calculated using the 12-month unweighted average of first-day-of-the-month commodity prices (the “12-month average price”) for January through December 2016, with these representative prices adjusted by field for quality, transportation fees and regional price differentials to arrive at the appropriate net price. NGLs prices were calculated using the differentials to the WTI price per Bbl of $42.60.

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated. Information for fields with greater than 15% of our total proved reserves have been listed separately in the table below for the years ended December 31, 2016 , 2015, and 2014.

	Net Production(1)			Average Realized Sales Prices (2)			Production Cost (3)
	Crude Oil Bbls/day	Natural Gas Mcf/day	NGLs Bbls/day	Crude Oil Per Bbl	Natural Gas Per Mcf	NGLs Per Bbl	Per Mcfe
Year Ended December 31, 2016
Pinedale (Green River Basin)	844	97,323	958	$59.58	$3.40	$(1.72)	$0.44
Mamm Creek (Piceance Basin)	579	50,166	3,746	$52.21	$2.39	$11.65	$0.53
All other fields	11,308	147,885	5,449	$53.34	$2.85	$16.86	$1.40
Total	12,731	295,374	10,153	$53.20	$2.95	$13.19	$1.01

Year Ended December 31, 2015
Pinedale (Green River Basin)	804	98,266	1,932	$58.87	$2.37	$0.26	$0.54
Mamm Creek (Piceance Basin)	649	58,764	3,701	$49.30	$1.96	$12.18	$0.43
All other fields	9,529	135,066	3,927	$57.24	$2.07	$21.71	$1.41
Total	10,982	292,096	9,560	$56.89	$3.13	$13.68	$0.96

Year Ended December 31, 2014
Pinedale (Green River Basin)	659	72,090	3,028	$77.76	$3.96	$13.76	$0.43
Mamm Creek (Piceance Basin)	288	32,455	1,424	$72.85	$3.33	$25.71	$0.71
All other fields	8,096	122,953	3,107	$83.66	$3.27	$37.14	$1.54
Total	9,043	227,498	7,559	$82.88	$3.50	$25.62	$1.11

(1)	Average daily production calculated based on 366 days for 2016 and 365 days for 2015 and 2014, and includes production for all of our acquisitions from the closing dates of these acquisitions.

(2)
Average realized sales prices include the impact of hedges but exclude the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period. The average realized prices also reflect deductions for gathering, transportation and processing fees. For details on average sales prices without giving effect to the impact of hedges please see “Item 7. Management’s Discussion and Analysis of Financial Condition-Year Ended December 31, 2016 compared to Year Ended December 31, 2015” and “Item 7. Management’s Discussion and Analysis of Financial Condition -Year Ended December 31, 2015 compared to Year Ended December 31, 2014.”

(3)	Production costs include such items as lease operating expenses and exclude production taxes (severance and ad valorem taxes).

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus net income (loss) attributable to non-controlling interest. The result is net income (loss) which includes the non-controlling interest. From this we add or subtract the following:

•	Net interest expense;

•	Depreciation, depletion, amortization and accretion;

•	Impairment of oil and natural gas properties;

•	Goodwill impairment loss;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Gain on extinguishment of debt;

•	Net gains and losses on acquisitions of oil and natural gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Restructuring costs;

•	Transaction costs incurred on acquisitions and mergers; and

•	Non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard unitholders.

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2016(c)	2015	2014	2013	2012
	(in thousands)
Net income (loss) attributable to Vanguard unitholders	$(815,089)	$(1,883,174)	$64,345	$59,511	$(168,815)
Add: Net income attributable to non-controlling interest	82	—	—	—	—
Net income (loss)	(815,007)	(1,883,174)	64,345	59,511	(168,815)
Plus:
Interest expense	95,367	87,573	69,765	61,148	41,891
Depreciation, depletion, amortization and accretion	149,790	247,119	226,937	167,535	104,542
Impairment of oil and natural gas properties	494,270	1,842,317	234,434	—	247,722
Impairment of goodwill	252,676	71,425	—	—	—
Change in fair value of commodity derivative contracts (a)	309,326	61,627	(174,571)	(10,771)	(35,890)
Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period (a)	292	5,434	—	220	11,641
Fair value of derivative contracts acquired that apply to contracts settled during the period (a)	15,285	44,761	21,306	30,200	26,505
Fair value of restructured derivative contracts (a) (c)	—	(69,515)	—	—	—
Net (gains) losses on interest rate derivative contracts (b)	2,867	(153)	1,933	96	6,992
Net (gain) loss on acquisitions of oil and natural gas properties	4,979	(40,533)	(34,523)	(5,591)	(11,111)
Gain on termination of debt	(89,714)	—	—	—	—
Texas margin taxes	(3,307)	(266)	(630)	601	239
Compensation related items	10,183	18,522	11,710	5,931	6,796
Restructuring costs	3,156	—	—	—	—
Transaction costs incurred on acquisitions and mergers	3,265	11,692	739	865	—
Adjusted EBITDA before non-controlling interest	$433,428	$396,829	$421,445	$309,745	$230,512
Non-controlling interest attributable to adjustments above	(463)	—	—	—	—
Adjusted EBITDA attributable to Vanguard unitholders	$432,965	$396,829	$421,445	$309,745	$230,512

(a) These items are included in the net gains (losses) on commodity derivative contracts line item in the consolidated statements of operations as follows:
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net cash settlements received on matured commodity derivative contracts	$226,876	$211,723	$10,187	$30,905	$39,102
Change in fair value of commodity derivative contracts	$(309,326)	$(61,627)	$174,571	$10,771	$35,890
Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period	$(292)	$(5,434)	$—	$(220)	$(11,641)
Fair value of derivative contracts acquired that apply to contracts settled during the period	$(15,285)	$(44,761)	$(21,306)	$(30,200)	$(26,505)
Fair value of restructured derivative contracts (c)	$53,955	$69,515	$—	$—	$—
Net gains (losses) on commodity derivative contracts	$(44,072)	$169,416	$163,452	$11,256	$36,846

(b) Net gains (losses) on interest rate derivative contracts as shown on the consolidated statements operations is comprised of the following:
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Change in fair value of interest rate derivative contracts	$10,531	$5,379	$2,102	$3,792	$(4,477)
Net losses on interest rate derivative contracts	$(13,398)	$(5,226)	$(4,035)	$(3,888)	$(2,515)
Net gains (losses) on interest rate derivative contracts	$(2,867)	$153	$(1,933)	$(96)	$(6,992)

(c)
Adjusted EBITDA attributable to Vanguard unitholders for the year ended December 31, 2016 includes proceeds from the monetization of commodity derivative contracts of $54.0 million of which $37.1 million is attributable to derivative contracts that would have matured in 2017 and 2018. Excluding the proceeds attributable to the 2017 and 2018 commodity derivative contracts, Adjusted EBITDA available to Vanguard unitholders for the year ended December 31, 2016 amounted to $395.8 million.

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

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to resume making monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2016, we own properties and oil and natural gas reserves primarily located in ten operating basins:

•	the Green River Basin in Wyoming;

•	the Permian Basin in West Texas and New Mexico;

•	the Piceance Basin in Colorado;

•	the Gulf Coast Basin in Texas, Louisiana, Mississippi and Alabama;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Big Horn Basin in Wyoming and Montana;

•	the Williston Basin in North Dakota and Montana;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

At December 31, 2016, we owned working interests in 12,589 gross (4,444 net) productive wells. In addition to these productive wells, we own leasehold acreage allowing us to drill new wells. We own working interests in approximately 677,509 gross undeveloped acres surrounding our existing wells.

The rapid and substantial decline in oil and gas prices for an extended period of time since mid-2014 through the early part of 2016 have negatively impacted revenues, earnings and cash flows. Further, these sustained low oil and natural gas prices have had a material and adverse effect on our liquidity position. Prior to the filing of the Chapter 11 Cases described below, we took the steps described below to provide significant incremental cash flow, to allow us to meaningfully reduce our leverage over the course of 2016 and to provide sufficient liquidity to manage the expected reductions to the borrowing base in our Reserve-Based Credit Facility:

•	We significantly reduced our capital expenditures to $64.5 million in 2016 as compared to the $112.6 million spent in 2015.

•
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

•	On February 25, 2016, our board of directors elected to suspend our monthly cash distribution on our common, Class B and Preferred Units effective with the February 2016 distribution.

•
On May 19, 2016, we completed the sale of our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $270.5 million (the “SCOOP/STACK Divestiture”). The Company used $268.4 million of the cash received to reduce borrowings under our Reserve-Based Credit Facility and $2.1 million to pay for some of the transaction fees related to the sale. We also completed sales of certain of our other properties in several different counties within our operating areas for an aggregate consideration of approximately $28.2 million.

•
In October 2016, in conjunction with entering into the Waiver and Eleventh Amendment (defined in Note 4 of the Notes to the Consolidated Financial Statements included in Part II- Item 8. Financial Statements and Supplementary Data), the Company monetized certain of its outstanding commodity price hedge agreements for total proceeds of approximately $42.3 million. Subsequently on December 19, 2016, Company completed a monetization of substantially all of its commodity and interest rate hedges with net proceeds totaling $11.7 million.

Bankruptcy Proceedings under Chapter 11

Chapter 11 Proceedings

On February 1, 2017, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. During the pendency of the bankruptcy proceedings, we will continue to operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Restructuring Support Agreement

Prior to the filing of the Petitions, on February 1, 2017, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) certain holders (the “Consenting 2020 Noteholders”) constituting approximately 52% of the 7.875% Senior Notes due 2020 (the “Senior Notes due 2020”); (ii) certain holders (the “Consenting 2019 Noteholders and, together with the Consenting 2020 Noteholders, the “Consenting Senior Noteholders) constituting approximately 10% of the 8 3/8% Senior Notes due 2019 (the “Senior Notes due 2019,” and all claims arising under or in connection with the Senior Notes due 2020 and Senior Notes due 2019, the “Senior Note Claims”); and (iii) certain holders (the “Consenting Second Lien Noteholders” and, together with the Consenting Senior Noteholders, the “Restructuring Support Parties”) constituting approximately 92% of the 7.0% Senior Secured Second Lien Notes due 2023 (the “Second Lien Notes,” and all claims and obligations arising under or in connection with the Second Lien Notes, the “Second Lien Note Claims”).

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Restructuring Support Parties to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (the “Plan”) to be filed in the Chapter 11 Cases.

The Restructuring Transactions will be financed by (i) use of cash collateral, (ii) the proposed DIP Credit Agreement (as described below, (iii) a fully committed $19.25 million equity investment (the “Second Lien Investment”) by the Consenting Second Lien Noteholders and (iv) a $255.75 million rights offering (the “Senior Note Rights Offering”) that is fully backstopped by the Consenting Senior Noteholders.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, on February 1, 2017, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, interim and final approval of the Debtors’ use of cash collateral and debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among VNG (the “DIP Borrower”), the financial institutions or other entities from time to time parties thereto, as lenders, Citibank N.A., as administrative agent (the “DIP Agent”) and as issuing bank. The initial lenders under the DIP Credit Agreement include lenders under the Company’s existing first-lien credit agreement or the affiliates of such lenders.

The DIP Credit Agreement is subject to final approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors anticipate closing the DIP Credit Agreement promptly following final approval by the Bankruptcy Court of the DIP Motion.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Company and the Chapter 11 Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company and the Chapter 11 Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a pre-petition general unsecured claim for damages caused by such deemed breach.

Chapter 11 Filing Impact on Creditors and Unitholders

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing common units are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. The outcome of the Chapter 11 cases remain uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors and unitholders may receive. It is possible that unitholders will receive no distribution on account of their interests. Please read Part I, Item 1, Business for further discussion on plan provisions.

Reorganization Expenses

The Company and the Chapter 11 Subsidiaries have incurred and will continue to incur significant costs associated with the reorganization, principally professional fees. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

Risks Associated with Chapter 11 Proceedings

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” Because of these risks and uncertainties, the description of our operations, properties and capital plans included in this Form 10-K may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Recent Developments and Outlook

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitcal and economic conditions. During 2015 and through 2016, for example, oil, natural gas and NGLs prices decreased dramatically. The crude oil spot price per barrel during the years ended December 31, 2015 and 2016 ranged from a high of $61.36 to a low of $26.19 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $3.44 to a low of $1.49. NGLs prices also suffered a similar decline. Commodity prices rallied in late 2016 and as of March 6, 2017, the crude oil spot price per barrel was $53.19 and the NYMEX natural gas spot price per MMBtu was $2.68. Among the factors causing such volatility are the domestic and foreign supply of oil and natural gas, the ability of the OPEC members to comply with the agreed upon production cuts and the cooperation of other producing countries to reduce production levels, social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States and the level and growth of consumer product demand.

In addition, the overall decline in commodity prices in recent years has had a negative impact on the price of our common and preferred units. During 2016, our common unit price declined from a high of $3.11 on January 4, 2016 to a low of $0.50 on November 18, 2016. This low commodity price environment has had and will continue to have a direct impact on our revenue, cash flow from operations and Adjusted EBITDA until commodity prices improve. Sustained low prices or any further declines in prices of oil, natural gas and NGLs could have a material adverse impact on our financial condition, profitability, future growth, borrowing base and the carrying value of our oil and natural gas properties. Additionally, sustained low prices or any further decline in prices of oil, natural gas and NGLs could reduce the amount of oil, natural gas and NGLs that we can produce economically, cause us to delay or postpone our planned capital expenditures and result in further impairments to our oil and natural gas properties. To illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of December 31, 2016 would decrease from 1,363.2 Bcfe to 986.0 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices and oil prices were derived from the 5-year NYMEX forward strip price (using monthly NYMEX settlement prices through December 2022) at March 10, 2017, our total proved reserves as of December 31, 2016 would increase from 1,363.2 Bcfe to 1,483.7 Bcfe. Below is a tabular presentation of the prices depicted in illustration (2) which differ from the SEC 12-month average pricing of $2.47 per MMBtu for natural gas and $42.60 per barrel of crude oil (held constant):

	2017	2018	2019	2020	2021	2022 (1)
Oil ($/Bbl)	$51.93	$52.10	$51.76	$52.14	$53.12	$54.34
Gas ($/MMBtu)	$3.20	$3.04	$2.88	$2.84	$2.84	$2.85

(1) Prices for 2022 and subsequent years were not escalated and were held flat for the remaining lives of the properties. Capital and lease operating expenses were also not inflated and held constant for the remaining lives of the properties.

When comparing these settlement prices to the prices of $2.47 per MMBtu for natural gas and $42.60 per barrel of crude oil used to generate our December 31, 2016 (“4Q16”) reserve report, the average annual prices for oil and natural gas for each annual year presented above is higher than the 4Q16 reserve report price. The impact of the increase in forward prices to gas wells and oil wells, as compared to the 4Q16 reserve report prices, includes (i) an extension of economic lives (ii) an increase in economically recoverable volumes, and (iii) even if such volumes did not increase, an increase in realized prices. Because the Company’s asset mix is 65% natural gas paired with a higher rate increase in natural gas prices when compared to oil (specifically the year 2022 and forward), the hypothetical increase in natural gas reserves was greater than the hypothetical gain of oil and NGLs reserves on an MMcfe basis. The following table compares the 4Q16 reserve report volumes by product with the strip pricing volumes:

	Net Oil (Bbls)	Net Gas (MMcf)	Net NGL (Bbls)	Net Bcfe
Reserve Report at 4Q16	42,293	888,916	36,753	1,363.2
March 10, 2017 NYMEX Strip Price	47,346	963,428	39,364	1,483.7
% Difference	12%	8%	7%	9%

Management believes that the use of the 5-year NYMEX forward strip price may help provide investors with an understanding of the impact of the currently expected commodity price environment to our proved reserves. However, the use of this 5-year NYMEX forward strip price is not necessarily indicative of management’s overall outlook on future commodity prices.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2016 of $494.3 million. Such impairment was recognized during the first, second and fourth quarters of 2016 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2016	$207,764	$2.41	$46.16
Second quarter 2016	$157,894	$2.24	$42.91
Third quarter 2016	$—	$2.29	$41.48
Fourth quarter 2016	$128,612	$2.47	$42.60
Total	$494,270

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2016 were the reduction in our proved reserves quantities due to the reclassification of our proved undeveloped reserves to contingent resources due to uncertainties surrounding the availability of the financing that would be necessary to develop our proved undeveloped reserves and the impact of sustained lower commodity prices. Prices have increased thus far in 2017, but still remain volatile. Further impairments of the carrying value of our oil and gas properties may occur if commodity prices fall in the future. Potential future impairments are also contingent upon increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions or divestitures.

We recognized a non-cash goodwill impairment loss of $252.7 million during the third quarter of 2016 to write the goodwill down to its estimated fair value of $253.4 million, as a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions. Any further significant decline in the prices of oil and natural gas as well as continued declines in the quoted market price of the Company’s units could require us to record additional impairment charges during future periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods which such charges are recorded.

We currently anticipate a capital expenditures budget for 2017 of approximately $150.0 million to $155.0 million, compared to the $64.5 million we spent in 2016. During 2017, we intend to concentrate our drilling on low risk, development opportunities with the majority of drilling capital focused on high Btu natural gas wells in four areas which we believe will continue to offer attractive drilling returns. We expect to spend between $57.0 million to $59.0 million or approximately 38% of the 2017 capital budget in the Green River Basin where we will participate as a non-operated partner in the drilling and completion of vertical natural gas wells. Additionally, we expect to spend between $25.0 million to $26.0 million or approximately 17% of the capital budget in the Piceance Basin, at Mamm Creek Field where we will operate a one rig program drilling and completing vertical gas wells. The balance of our capital drilling will be focused in the Gulf Coast Basin at Haynesville Field in Louisiana operating a one rig program drilling and completing vertical gas wells and in the Arkoma Basin operating a one rig program drilling and completing horizontal Woodford wells.

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

In conjunction with the Waiver and Eleventh Amendment, the Company monetized certain of its outstanding commodity price hedge agreements and used the proceeds along with cash on hand first to pre-pay the First Lien Lenders (i) $29.3 million, representing the remaining outstanding borrowing base deficiency resulting from the Company’s borrowing base redetermination in May 2016 and (ii) $37.5 million, which was applied as the first required monthly payment to the Company’s new borrowing base deficiency resulting from the November 2016 borrowing base redetermination discussed below. Also, the Company pledged to the First Lien Lenders certain unencumbered midstream assets as collateral as well as agreed to pay 100% of the net cash proceeds from any asset sale, swap or hedge monetization or other disposition to the First Lien Lenders. The borrowing base may be further reduced as a result of such disposition to the extent of the attributed value of such asset to the borrowing base. Furthermore, any incurrence of second lien debt will require the Company to prepay the First Lien Lenders equal to the net cash proceeds received by the Company from any second lien financing.

On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a reduction from $1.325 billion to $1.1 billion. After consideration of the first $37.5 million deficiency payment already having been made pursuant to entering into the Waiver and Eleventh Amendment on October 26, 2016, the Company was scheduled to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in January 2017. The Company made the $15.1 million semi-annual interest payment with respect to its Senior Notes due 2020 on October 26, 2016. On January 3, 2017, the Company paid the second $37.5 million deficiency payment installment under the Reserve-Based Credit Facility.

As discussed above, the commencement of the Chapter 11 Cases on February 1, 2017 described above constitute an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes. Any efforts to enforce such obligations under the related Credit Agreement and Indentures are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Year Ended December 31, (1)
	2016	2015	2014
	(in thousands)
Revenues:
Oil sales	$169,955	$164,111	$268,685
Natural gas sales	174,263	193,496	285,439
NGLs sales	44,462	39,620	70,489
Oil, natural gas and NGLs sales	388,680	397,227	624,613
Net gains (losses) on commodity derivative contracts	(44,072)	169,416	163,452
Total revenues	$344,608	$566,643	$788,065
Costs and expenses:
Lease operating expenses	159,672	146,654	132,515
Production and other taxes	38,637	40,576	61,874
Depreciation, depletion, amortization and accretion	149,790	247,119	226,937
Impairment of oil and natural gas properties	494,270	1,842,317	234,434
Impairment of goodwill	252,676	71,425	—
Selling, general and administrative expenses:
Non-cash compensation	10,183	18,522	11,710
Restructuring costs	3,156	—	—
Other (excluding non-cash compensation and restructuring costs)	38,179	36,554	19,129
Total costs and expenses	$1,146,563	$2,403,167	$686,599
Other income and expenses:
Interest expense	$(95,367)	$(87,573)	$(69,765)
Net gains (losses) on interest rate derivative contracts	$(2,867)	$153	$(1,933)
Net gain (loss) on acquisitions of oil and natural gas properties	$(4,979)	$40,533	$34,523
Gain on extinguishment of debt	$89,714	$—	$—
Other	$447	$237	$54

(1)
During 2014 and 2015, we acquired certain oil and natural gas properties and related assets, as well as additional interests in these properties. The operating results of these properties are included with ours from the date of acquisition forward. During 2016, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Oil, natural gas and NGLs sales decreased by $8.5 million, or 2%, to $388.7 million during the year ended December 31, 2016 as compared to the same period in 2015. The key revenue measurements were as follows:

	Year Ended December 31, (1)		Percentage Increase (Decrease)
	2016	2015
Average realized prices, excluding hedging:
Oil (Price/Bbl)	$36.47	$40.94	(11)%
Natural Gas (Price/Mcf)	$1.61	$1.81	(11)%
NGLs (Price/Bbl)	$11.97	$11.35	5%

Average realized prices, including hedging (2):
Oil (Price/Bbl)	$53.20	$56.89	(6)%
Natural Gas (Price/Mcf)	$2.95	$3.13	(6)%
NGLs (Price/Bbl)	$13.19	$13.68	(4)%

Average NYMEX prices:
Oil (Price/Bbl)	$42.68	$47.79	(11)%
Natural Gas (Price/Mcf)	$2.44	$2.64	(8)%

Total production volumes:
Oil (MBbls)	4,660	4,008	16%
Natural Gas (MMcf)	108,107	106,615	1%
NGLs (MBbls)	3,716	3,489	7%
Combined (MMcfe)	158,359	151,600	4%

Average daily production volumes:
Oil (Bbls/day)	12,731	10,982	16%
Natural Gas (Mcf/day)	295,374	292,095	1%
NGLs (Bbls/day)	10,153	9,560	6%
Combined (Mcfe/day)	432,676	415,343	4%

(1)
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

The decrease in oil, natural gas and NGLs sales during the year ended December 31, 2016 compared to the same period in 2015 was primarily due to the decrease in the average realized oil and natural gas prices. The decrease in prices was partially offset by an overall increase in oil, natural gas and NGLs volumes primarily attributable to the oil and natural gas properties acquired in the LRE Merger and the Eagle Rock Merger completed during fourth quarter of 2015.

Natural gas revenues decreased by 10% from $193.5 million during the year ended December 31, 2015 to $174.3 million during the same period in 2016 primarily as a result of a $0.20 per Mcf, or 11%, decrease in our average realized natural gas sales price received, excluding hedges. The decrease in average realized natural gas price is primarily due to a lower average NYMEX price, which decreased from $2.64 per Mcf during the year ended December 31, 2015 to $2.44 per Mcf during the same period in

2016. The impact of the decrease in average realized price was partially offset by a 1,492 MMcf increase in our natural gas production volumes attributable to the LRE and Eagle Rock Mergers completed during the fourth quarter of 2015.

NGLs revenues increased by 12% in 2016 compared to the same period in 2015 due a 227 MBbls, or 7%, increase in NGLs production volumes and a $0.62 per Bbl, or 5%, increase in our average realized NGLs sale price received, excluding hedges.

Oil revenues increased by 4% from $164.1 million during the year ended December 31, 2015 to $170.0 million during the same period in 2016 as a result of a 652 MBbls, or 16%, increase in oil production volumes in 2016 compared to the prior year principally due to the positive impact of our acquisitions and the LRE and Eagle Rock Mergers. The impact of the increase in oil production volumes was partially offset by a $4.47 per Bbl, or 11%, decrease in our average realized oil sales price received, excluding hedges. The decrease in average realized oil price is primarily due to a lower average NYMEX price, which decreased from $47.79 per Bbl during the year ended December 31, 2015 to $42.68 per Bbl during the same period in 2016.

Overall, our total production increased by 4% on a Mcfe basis for the year ended December 31, 2016 over the comparable period in 2015. On a Mcfe basis, crude oil, natural gas and NGLs accounted for 18%, 68% and 14%, respectively, of our production during the year ended December 31, 2016 compared to crude oil, natural gas and NGLs of 16%, 70% and 14%, respectively, during the same period in 2015.

Hedging and Price Risk Management Activities

During the year ended December 31, 2016, we recognized a $44.1 million net loss on commodity derivative contracts. Net cash settlements on matured commodity derivative contracts of $226.9 million and proceeds from monetization of commodity derivative contracts of $54.0 million were received during the period. Our hedging program historically helped mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged. For additional information on our price risk management activities, please read “Item 1A. Risk Factors-Our price risk management activities could result in financial losses or could reduce our cash flow, which may adversely affect our ability to resume distributions to our unitholders.” As of December 31, 2016, we have no commodity derivative contracts in place.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by $13.0 million to $159.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, of which $30.4 million is primarily attributable to additional expenses associated with oil and natural gas properties acquired in the LRE Merger and the Eagle Rock Merger. The increase was offset by a $17.4 million decrease in maintenance and repair expenses on existing wells and lower lease operating expenses as a result of cost reduction initiatives including price negotiations with field vendors.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state and county and are based on the value of our reserves. Production and other taxes decreased by $1.9 million to $38.6 million for the year ended December 31, 2016 primarily due to lower wellhead revenues as a result of the decrease in our average realized oil and natural gas prices. As a percentage of wellhead revenues, production, severance, and ad valorem taxes decreased from 10.2% during the year ended December 31, 2015 to 9.9% for the year ended December 31, 2016.

Depreciation, depletion, amortization and accretion decreased to approximately $149.8 million for the year ended December 31, 2016 from approximately $247.1 million for the year ended December 31, 2015 due to a decrease in the depletion base as a result of the non-cash ceiling impairment charges recorded during 2015 and 2016.

An impairment of oil and natural gas properties of $494.3 million was recognized during the year ended December 31, 2016 as a result of a decline in realized oil and natural gas prices at the respective measurement dates of March 31, 2016, June 30, 2016 and December 31, 2016. Such impairment was recognized during the first, second and fourth quarters of 2016 and calculated using the prices indicated above in “Recent Developments and Outlook.” The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2016 was the reduction in our proved reserves quantities due to the impact of lower commodity prices and uncertainties surrounding the availability of the financing that would be necessary to develop our proved undeveloped reserves.

We recorded a non-cash goodwill impairment loss of $252.7 million for the year ended December 31, 2016 to write the goodwill down to its estimated fair value of $253.4 million. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and natural gas properties include: (i) observable forward prices for commodities at December 31, 2016 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on our evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the year ended December 31, 2016 increased by $4.8 million as compared to the year ended December 31, 2015 primarily resulting from approximately $13.6 million related to the hiring of additional employees, higher office expenses and professional services related to the LRE Merger and the Eagle Rock Merger completed in the fourth quarter of 2015, $3.2 million in pre-petition restructuring costs, $2.3 million in transaction fees incurred on divestitures and a $3.0 million increase in our bad debt provision on uncollectible accounts. This increase was partially offset by a decrease of about $11.3 million recognized in 2015 for the severance costs paid to former Eagle Rock executives and employees who were terminated subsequent to the Eagle Rock Merger, $3.2 million in Texas franchise tax and federal tax provision attributed to the increase in the deferred tax asset and decrease in the deferred tax liability associated with our oil and natural gas properties and a $2.9 million increase in COPAS overhead income attributed to the increase in operated wells acquired through the LRE Merger and the Eagle Rock Merger completed in the fourth quarter of 2015. Non-cash compensation expense for the year ended December 31, 2016 decreased $8.3 million to $10.2 million as compared to the year ended December 31, 2015, primarily related to the accelerated vesting of LTIP grants issued to former Eagle Rock executives and employees that are attributable to post merger services amounting to $7.3 million during 2015. In addition, during 2015, our board of directors approved the option for Vanguard’s management team to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert and our three independent directors, Loren B. Singletary, W. Richard Anderson and Bruce W. McCullough elected this option and under the plan received quarterly grants of Vanguard common units instead of their 2015 cash compensation, resulting in higher non-cash compensation for the year ended December 31, 2015.

Other Income and Expense

Interest expense increased to $95.4 million for the year ended December 31, 2016 as compared to $87.6 million for the year ended December 31, 2015 primarily due to a higher average outstanding debt under our Reserve-Based Credit Facility and higher interest rates in 2016 compared to the same period in 2015. For the year ended December 31, 2016, we recorded a gain on extinguishment of debt amounting to $89.7 million which represents the difference between the aggregate fair market value the Senior Secured Second Lien Notes issued and the net carrying amount of Senior Notes due 2020 that were part of the Debt Exchange entered into in February 2016.

During the year ended December 31, 2016, Vanguard made adjustments to the amounts assigned to the net assets acquired related to the Eagle Rock Merger based on new information obtained about facts that existed as of the merger date. As a result, the bargain purchase gain was reduced by $5.0 million. This adjustment is included in the net loss on acquisition of oil and natural gas properties for this period.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Oil, natural gas and NGLs sales increased by $227.4 million, or 36%, to $397.2 million during the year ended December 31, 2015 as compared to the same period in 2014. The key revenue measurements were as follows:

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

Hedging and Price Risk Management Activities

During the year ended December 31, 2015, we recognized a $169.4 million net gain on commodity derivative contracts. Net cash settlements on matured commodity derivative contracts of $211.7 million were received during the period. Our hedging program is intended to help mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged. For additional information on our price risk management activities, please read “Item 1A. Risk Factors- Our price risk management activities could result in financial losses or could reduce our cash flow, which may adversely affect our ability to resume distributions to our unitholders.”

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

We recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015 to write the goodwill down to its estimated fair value of $506.0 million. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and natural gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties include: (i) observable forward prices for commodities at December 31, 2015 and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on evaluation of qualitative factors, we determined that the goodwill impairment is primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses for the year ended December 31, 2015 increased by $17.4 million as compared to the year ended December 31, 2014 primarily resulting from the recognition of severance costs paid to former Eagle Rock executives and employees who were terminated subsequent to the Eagle Rock Merger amounting to $11.3 million, an increase of about $3.6 million resulting from the hiring of additional employees and higher office expenses related to our acquisitions and the change in the accrual of employee bonuses for the 2015 performance year discussed below of about $2.5 million. Non-cash compensation expense for the year ended December 31, 2015 increased $6.8 million to $18.5 million as compared to the year ended December 31, 2014, primarily related to the costs related to the accelerated vesting of LTIP grants issued to former Eagle Rock executives and employees that are attributable to post merger services amounting to $7.3 million. In addition, our board of directors approved the option for Vanguard’s management team to receive Vanguard common units in lieu of their 2015 cash compensation. Messrs. Smith and Robert and our three independent directors, Loren B. Singletary, W. Richard Anderson and Bruce W. McCullough elected this option and under the plan received quarterly grants of Vanguard common units instead of their 2015 cash compensation. This increase in non-cash compensation was offset by the fact that a large portion of the 2015 employee bonuses were paid in cash rather than in Vanguard common units amounted to approximately $2.5 million compared to 2014.

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

We have elected to use the full-cost method to account for our investment in oil and natural gas properties. Under this method, we capitalize all acquisition, exploration and development costs for the purpose of finding oil, natural gas and NGLs reserves, including salaries, benefits and other internal costs directly related to these finding activities. For the years ended December 31, 2016 and 2015, there were no internal costs capitalized. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. In addition, gains or losses on the sale or other disposition of oil and natural gas properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Our results of operations would have been different had we used the successful-efforts method for our oil and natural gas investments. Generally, the application of the full-cost method of accounting results in higher capitalized costs and higher depletion rates compared to similar companies applying the successful-efforts method of accounting.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2016 of $494.3 million. Such impairment was recognized during the first, second and fourth quarters of 2016 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2016	$207,764	$2.41	$46.16
Second quarter 2016	$157,894	$2.24	$42.91
Third quarter 2016	$—	$2.29	$41.48
Fourth quarter 2016	$128,612	$2.47	$42.60
Total	$494,270

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2016 were the reduction in our proved reserves quantities due to the reclassification of proved undeveloped reserves to contingent resources due to uncertainties surrounding the availability of the financing that would be necessary to develop our proved undeveloped reserves and the impact of sustained lower commodity prices.

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

In accordance with the guidance contained within ASC Topic 805, upon the acquisition of oil and natural gas properties, the company records an asset based on the measurement of the fair value of the properties acquired determined using forward oil and natural gas price curves at the acquisitions dates, which can have several price increases over the entire reserve life. As discussed above, capitalized oil and natural gas property costs are limited to a ceiling based on the present value of future net revenues, computed using a flat price for the entire reserve life equal to the historical 12-month average price, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is less than the total capitalized costs, we are required to write down capitalized costs to the ceiling. As a result, there is a risk that we will be required to record an impairment of our oil and natural gas properties if certain attributes exist, such as declining oil and natural gas prices. Prices have increased thus far in 2017, but still remain volatile. Further impairments of the carrying value of our oil and gas properties may occur if commodity prices fall in the future. Potential future impairments are also contingent upon increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions or divestitures.

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

We performed our annual impairment tests during 2016, 2015 and 2014 and our analyses concluded that there was no impairment of goodwill as of these dates. However, due to the decline in the prices of oil and natural gas as well as deteriorating market conditions, we performed interim impairment tests at each quarter-end, commencing with the quarter-ended December 31, 2014. At each measurement date, if the Company was required to perform the second step of the goodwill impairment test, the fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties included: (i) observable forward prices for commodities at the respective measurement date and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions.

At the respective measurement dates of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test at these interim dates. Based on the results of the the second step of the interim goodwill impairment test, we recorded a non-cash goodwill impairment loss of $252.7 million during the quarter ended September 30, 2016 to write the goodwill down to its estimated fair value of $253.4 million. Based on our estimates, the implied fair value of our reporting unit exceeded its carrying value by 15%, 3%, and 14% at the respective measurement dates of March 31, 2016, June 30, 2016 and December 31, 2016. Therefore no additional impairment loss was recorded for the year ended December 31, 2016. Based on evaluation of qualitative factors, we determined that the goodwill impairment was primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

As of December 31, 2015, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test. Based on the results of the the second step of the goodwill impairment test, we recorded a non-cash goodwill impairment loss of $71.4 million for the year ended December 31, 2015 to write the goodwill down to its estimated fair value of $506.0 million. Based on evaluation of qualitative factors, we determined that the goodwill impairment was primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

Based on our estimates, the fair value of our reporting unit exceeded its carrying value by 8% at December 31, 2014 and therefore the second step of the impairment test was not necessary. We believe this difference between the fair value and the net book value was appropriate (in the context of assessing whether a goodwill impairment may exist) when a market-based control premium was taken into account and in light of the recent volatility in the equity markets.

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

Oil, Natural Gas and NGLs Reserve Quantities

Our reservoir engineers estimate proved oil and gas reserves accordance with SEC regulations, which directly impact financial accounting estimates, including depreciation, depletion, amortization and accretion. Proved oil and gas reserves are defined by the SEC as the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Although our reservoir engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation and depletion rates used by us. We cannot predict the types of reserve revisions that will be required in future periods. As of December 31, 2016, we have removed all proved undeveloped reserves from our total proved reserve estimate due to uncertainties regarding the availability of capital that would be required to develop these reserves.

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2016 or 2015.

Price Risk Management Activities

Historically, we used derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations. We primarily entered into fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. As of December 31, 2016, we had no commodity derivative contracts in place.

Under ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”), the fair value of hedge contracts is recognized in the Consolidated Balance Sheets as an asset or liability, and since we do not apply hedge accounting, the change in fair value of the hedge contracts are reflected in earnings.  If the hedge contracts qualify for hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income,” and changes in the fair value do not affect net income until the contract is settled. If the hedge contract does not qualify for hedge accounting treatment, the change in the fair value of the hedge contract is reflected in earnings during the period as gain or loss on commodity derivatives. We currently do not have any hedge arrangements in place.

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

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to critical vendors and possessory lien vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. The Company believes it has sufficient liquidity, including approximately $50.0 million of cash on hand as of December 31, 2016 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, the Company expects to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments.

However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate and therefore the Debtors have filed a motion to enter into a DIP Credit Agreement as described below to provide additional liquidity. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, on February 1, 2017, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, interim and final approval of the Debtors’ use of cash collateral and debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among VNG (the “DIP Borrower”), the financial institutions or other entities from time to time parties thereto, as lenders, Citibank N.A., as administrative agent (the “DIP Agent”) and as issuing bank. The initial lenders under the DIP Credit Agreement include lenders under the Company’s existing first-lien credit agreement or the affiliates of such lenders. The proposed DIP Credit Agreement, if approved by the Bankruptcy Court, contains the following terms:

•	a revolving credit facility in the aggregate amount of up to $50.0 million, and $15.0 million available on an interim basis;

•
proceeds of the DIP Credit Agreement may be used by the DIP Borrower to (i) pay certain costs and expenses related to the Chapter 11 Cases, (ii) make payments provided for in the DIP Motion, including in respect of certain “adequate protection” obligations and (iii) fund working capital needs, capital improvements and other general corporate purposes of the DIP Borrower and its subsidiaries, in all cases subject to the terms of the DIP Credit Agreement and applicable orders of the Bankruptcy Court;

•
the maturity date of the DIP Credit Agreement is expected to be the earliest to occur of November 1, 2017, forty-five days following the date of the interim order of the Bankruptcy Court approving the DIP Facility on an interim basis, if the Bankruptcy Court has not entered the final order on or prior to such date, or the effective date of a plan of reorganization in the Chapter 11 Cases. In addition, the maturity date may be accelerated upon the occurrence of certain events set forth in the DIP Credit Agreement;

•	interest will accrue at a rate per year equal to the LIBOR rate plus 5.50%;

•
in addition to fees to be paid to the DIP Agent, the DIP Borrower is required to pay to the DIP Agent for the account of the lenders under the DIP Credit Agreement, an unused commitment fee equal to 1.0% of the daily average of each lender’s unused commitment under the DIP Credit Agreement, which is payable in arrears on the last day of each calendar month and on the termination date for the facility for any period for which the unused commitment fee has not previously been paid;

•
the obligations and liabilities of the DIP Borrower and its subsidiaries owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against each of the DIP Borrower and its subsidiaries in their respective Chapter 11 Cases subject to limited exceptions provided for in the DIP Motion, and will be secured by (i) a first priority, priming security interest and lien on all encumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion, (ii) a first priority security interest and lien on all unencumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion and (iii) a junior security interest and lien on all property of the DIP Borrower and its subsidiaries that is subject to (a) a valid, perfected and non-avoidable lien as of the petition date (other than the first priority and second priority prepetition liens) or (b) a valid and non-avoidable lien that is perfected subsequent to the petition date, in each case subject to limited exceptions provided for in the DIP Motion;

•	the sum of unrestricted cash and cash equivalents of the loan parties and undrawn funds under the DIP Credit Agreement shall not be less than $25.0 million at any time; and.

•	the DIP Credit Agreement is subject to customary covenants, prepayment events, events of default and other provisions.

The DIP Credit Agreement is subject to final approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors anticipate closing the DIP Credit Agreement promptly following final approval by the Bankruptcy Court of the DIP Motion.

The following table summarizes our primary sources and uses of cash in each of the most recent three years:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$290.3	$370.1	$339.8
Net cash provided by (used in) used in investing activities	$206.8	$(128.1)	$(1,446.2)
Net cash provided by (used in) financing activities	$(447.1)	$(241.9)	$1,094.6

Cash Flow from Operations

Net cash provided by operating activities was $290.3 million during the year ended December 31, 2016, compared to $370.1 million during the year ended December 31, 2015, and compared to $339.8 million during the year ended December 31, 2014.

During the year ended December 31, 2016, changes in working capital decreased total cash flows by $40.0 million. Contributing to the decrease in working capital during 2016 was a $59.5 million decrease in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments and offset by a $9.6 million decrease in accounts receivable related to the timing of receipts from production.

During the year ended December 31, 2015, changes in working capital increased cash flows by $18.9 million. Contributing to the increase in working capital during 2015 was a $53.4 million decrease in accounts receivable related to the timing of receipts from production from the acquisitions, offset by a $43.9 million decrease in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments.

During the year ended December 31, 2014, changes in working capital resulted in a $10.6 million decrease in cash flows from operating activities due to a $69.9 million increase in accounts receivable related to the timing of receipts from production from the acquisitions, offset by a $51.5 million increase in accounts payable and oil and natural gas revenue payable, accrued expenses and other current liabilities that resulted primarily from the timing effects of invoice payments.

The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the years ended December 31, 2016, 2015 and 2014.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic and political activity, weather and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, as well as the prices of oil, natural gas and NGLs. We entered into derivative contracts to reduce the impact of commodity price volatility on operations. During 2016, we primarily used fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. However, unlike natural gas, we are unable to hedge oil price differentials in certain operating areas which could significantly impact our cash flow from operations.

 Investing Activities

Cash provided by investing activities was approximately $206.8 million for the year ended December 31, 2016, compared to cash used of $128.1 million during 2015, and compared to cash used of $1.4 billion during 2014.

Cash provided by investing activities during the year ended December 31, 2016 primarily included $298.7 million in proceeds from the divestiture of certain oil and natural gas properties. Also during the year, cash used in investing activities included $64.5 million for the drilling and development of oil and natural gas properties, $19.7 million for deposits and prepayments related to the drilling and development of oil and natural gas properties and $7.5 million for the acquisition of a 51% joint venture interest in the Potato Hills Gas Gathering System.

During the year ended December 31, 2015, we used cash of $112.6 million for the drilling and development of oil and natural gas properties, $22.2 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, $13.0 million for the acquisition of oil and natural gas properties and $0.6 million for property and equipment additions. Also during the year, we received $18.5 million in cash when we closed the LRE and Eagle Rock Mergers and $1.8 million in proceeds from the divestiture of certain oil and natural gas properties.

During the year ended December 31, 2014, we used cash of $1.3 billion for the acquisition of oil and natural gas properties, $142.0 million for the drilling and development of oil and natural gas properties, and $5.2 million for deposits and prepayments related to the drilling and development of oil and natural gas properties and $1.4 million for property and equipment additions.
Also during the year, we received $5.0 million in proceeds from the divestiture of certain oil and natural gas properties and leases.

Excluding any potential acquisitions, we currently anticipate a capital expenditures budget for 2017 of approximately $150.0 million to $155.0 million. Our expected capital spending will largely include drilling and completion in the Green River Basin participating as a non-operating partner in the development drilling of directional natural gas wells in the Pinedale Field. We anticipate that our cash flow from operations, expected dispositions of oil and natural gas properties or asset sales as allowed under our credit agreements will exceed our planned capital expenditures and other cash requirements for the year ended December 31, 2017. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Cash used in financing activities was approximately $447.1 million for year ended December 31, 2016, compared to cash used of $241.9 million for the year ended December 31, 2015 and compared to cash provided of $1.1 billion for the year ended December 31, 2014.

Cash used in financing activities during the year ended December 31, 2016 included cash of $517.2 million that was used in the repayments of our Reserve-Based Credit Facility and $4.2 million was paid for financing. We also paid distributions of $11.9 million to our common and Class B unitholders and $6.7 million to our preferred unitholders. Additionally, we received net proceeds from borrowings of long-term debt of $93.5 million.

Cash used in financing activities during the year ended December 31, 2015 included cash of $508.6 million that was used in the repayments of our Reserve-Based Credit Facility, $2.4 million was used for the repurchase of common units under the buyback program and $12.1 million was paid for financing costs and offering costs. We also paid $147.6 million in distributions to our common and Class B unitholders and $26.8 million in distributions to our preferred unitholders. Additionally, we received net proceeds from borrowings of long-term debt of $420.0 million and net proceeds from our common unit offerings of $35.5 million.

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

Shelf Registration Statements

Prior to the entry into the Chapter 11 Cases, the Company had an effective universal shelf registration statement on Form S-3, as amended (File No. 333-210329), filed with the SEC, under which the Company registered an indeterminate amount of common units, Preferred Units, debt securities and guarantees of debt securities. The Company also had on file with the SEC a post-effective shelf registration statement on Form S-3, as amended (File No. 333-207357), under which the Company registered up to 14,593,606 common units. The Company is no longer eligible to offer or sell any of its securities pursuant to the shelf registration statements on Form S-3.

Debt and Credit Facilities

Acceleration of Debt Obligations

As previously discussed, the commencement of the Chapter 11 Cases on February 1, 2017 constitutes an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes, all of which we describe in further detail below. Accordingly, all amounts due under our Reserve-Based Credit Facility, Second Lien Secured Notes, Senior Notes due 2020 and Senior Notes 2019 are classified as current in the accompanying consolidated balance sheet as of December 31, 2016. Any efforts to enforce such obligations under the respective Credit Agreement and Indentures are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provided a maximum credit facility of $3.5 billion and a borrowing base of $1.1 billion (the “Reserve-Based Credit Facility”). As of December 31, 2016 there were approximately $1.27 billion of outstanding borrowings and approximately $0.2 million in outstanding letters of credit resulting in a borrowing deficiency of $169.2 million under the Reserve-Based Credit Facility.

In May 2016, the lenders party to the Credit Agreement (the “First Lien Lenders”) decreased the Company’s borrowing base from $1.78 billion to $1.325 billion resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million through September 30, 2016.

On September 30, 2016, the Company entered into a waiver (the “Waiver”) to its Credit Agreement, in which the First Lien Lenders thereto agreed, among other things, subject to certain conditions, to waive any event of default, so long as the payment was made within the 30-day grace period, resulting from the Company’s election not to make the approximately $15.0 million semi-annual interest payment due on October 3, 2016 on approximately $381.8 million in aggregate principal amount of Senior Notes due 2020 (defined below). Pursuant to the Waiver, the First Lien Lenders agreed that the Company’s decision to take advantage of the applicable grace period under the indenture governing the Senior Notes due 2020 did not constitute an event of default under the Credit Agreement. A failure to pay interest on the Senior Notes due 2020 following the expiration of the 30-day grace period would have resulted in events of default under the Credit Agreement and the indenture governing the Senior Secured Second Lien Notes (defined below), which would have entitled the trustee under the indenture governing the Senior Secured Second Lien Notes and the First Lien Lenders to declare all obligations thereunder to be immediately due and payable. The Company made the $15.1 million semi-annual interest payment with respect to its Senior Notes due 2020 on October 26, 2016.

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

In conjunction with the Waiver and Eleventh Amendment, the Company monetized certain of its outstanding commodity price hedge agreements and used the proceeds along with cash on hand first to pre-pay the First Lien Lenders (i) $29.3 million, representing the remaining outstanding borrowing base deficiency resulting from the Company’s borrowing base redetermination in May 2016 and (ii) $37.5 million, which was applied as the first required monthly payment to the Company’s new borrowing base deficiency resulting from the November 2016 borrowing base redetermination discussed below. Also, the Company pledged to the First Lien Lenders certain unencumbered midstream assets as collateral as well as agreed to pay 100% of the net cash proceeds from any asset sale, swap or hedge monetization or other disposition to the First Lien Lenders. The borrowing base may be further reduced as a result of such disposition to the extent of the attributed value of such asset to the borrowing base. Furthermore, any incurrence of second lien debt will require the Company to prepay the First Lien Lenders equal to the net cash proceeds received by the Company from any second lien financing.

On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a reduction from $1.325 billion to $1.1 billion. After consideration of the first $37.5 million deficiency payment already having been made pursuant to entering into the Waiver and Eleventh Amendment on October 26, 2016, the Company was scheduled to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in January 2017. On January 3, 2017, the Company paid the second $37.5 million deficiency payment installment under the Reserve-Based Credit Facility.

Letters of Credit

At December 31, 2016, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

8.375% Senior Notes Due 2019

At December 31, 2016, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of our existing subsidiaries, all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”). Prior to the Eagle Rock Merger, the parties to the indenture executed a supplemental indenture which eliminated substantially all of the restrictive covenants and certain events of default with respect to the Senior Notes due 2019.

7.875% Senior Notes Due 2020

At December 31, 2016, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes Due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

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

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million for year ended December 31, 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 extinguished in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million.

Lease Financing Obligations

On October 24, 2014, as part of our Piceance Acquisition, we entered into an assignment and assumption agreement with Banc of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and the related facilities, and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligations also contain an early buyout option where the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Contingencies

The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2016, there were no material loss contingencies.

Commitments and Contractual Obligations

A summary of our contractual obligations as of December 31, 2016 is provided in the following table:

	Payments Due by Year (in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Management base salaries	$1,590	$1,670	$—	$—	$—	$—	$3,260
Asset retirement obligations (1)	7,884	7,628	8,009	8,409	8,830	231,676	272,436
Derivative liabilities	125	—	—	—	—	—	125
Reserve-Based Credit Facility (2)(4)	1,269,000	—	—	—	—	—	1,269,000
Senior Notes and related interest (3)(4)	558,088	—	—	—	—	—	558,088
Operating leases	3,422	1,652	1,149	1,135	1,170	5,707	14,235
Development commitments (5)	13,700	—	—	—	—	—	13,700
Firm transportation and processing agreements (6)	12,538	11,678	9,661	410	—	—	34,287
Lease Financing Obligations (7)	5,442	5,442	5,442	4,359	1,278	—	21,963
Other future obligations	468	468	308	—	—	—	1,244
Total	$1,872,257	$28,538	$24,569	$14,313	$11,278	$237,383	$2,188,338

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Please read Note 7 of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our asset retirement obligations.

(2)	This table does not include interest to be paid on the principal balances shown as the interest rates on our financing arrangements are variable.

(3)	Consists of the Senior Notes due 2019, the Senior Notes due 2020, the Senior Secured Second Lien Notes and the related interest thereon.

(4)
As previously discussed, the commencement of the Chapter 11 Cases on February 1, 2017 constitutes an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes. Accordingly, all amounts due under our Reserve-Based Credit Facility and Senior Notes have been classified as current in the accompanying consolidated balance sheet as of December 31, 2016.

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

Historically, we routinely entered into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions in order to mitigate the volatility of future prices received as follows:

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

In October and December 2016, Company monetized substantially all of its commodity and interest rate hedges with net proceeds totaling $54.0 million. The Company used the net proceeds from the hedge settlements to make the deficiency payments under its Reserve-Based Credit Facility.

Interest Rate Risks

At December 31, 2016, we had debt outstanding of $1.8 billion. The amount outstanding under our Reserve-Based Credit Facility at December 31, 2016 of $1.27 billion is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $0.9 million increase in annual interest expense after consideration of the interest rate swap discussed below. We also had $508.6 million aggregate principal amount of Senior Notes due 2020, $51.1 million aggregate principal amount of Senior Notes due 2019 and $20.2 million aggregate principal amount of Lease Financing Obligations with an implied interest of 4.16%.

Historically, we entered into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. We record changes in the fair value of its interest rate derivatives in current earnings under net gains (losses) on interest rate derivative contracts.

At December 31, 2016, the Company had the following open interest rate derivative contract (in thousands):

	Notional Amount	Fixed LIBOR Rate
Period:
January 1, 2017 to February 16, 2017	$75,000	1.73%

Counterparty Risk

At December 31, 2016, the value of our open interest rate derivative contract is a liability of $0.1 million. Our counterparty for this contract is Bank of America (A+).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Below is an index to the items contained in this “Item 8. Financial Statements and Supplementary Data.”

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of Vanguard Natural Resources, LLC as of December 31, 2016 and 2015 and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Natural Resources, LLC at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on February 1, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Natural Resources, LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 15, 2017

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,
(in thousands, except per unit data)

	2016	2015	2014
Revenues:
Oil sales	$169,955	$164,111	$268,685
Natural gas sales	174,263	193,496	285,439
Natural gas liquids sales	44,462	39,620	70,489
Net gains (losses) on commodity derivative contracts	(44,072)	169,416	163,452
Total revenues	344,608	566,643	788,065

Costs and expenses:
Production:
Lease operating expenses	159,672	146,654	132,515
Production and other taxes	38,637	40,576	61,874
Depreciation, depletion, amortization and accretion	149,790	247,119	226,937
Impairment of oil and natural gas properties	494,270	1,842,317	234,434
Impairment of goodwill	252,676	71,425	—
Selling, general and administrative expenses:
Restructuring costs	3,156	—	—
Other	48,362	55,076	30,839
Total costs and expenses	1,146,563	2,403,167	686,599

Income (loss) from operations	(801,955)	(1,836,524)	101,466

Other income (expense):
Interest expense	(95,367)	(87,573)	(69,765)
Net gains (losses) on interest rate derivative contracts	(2,867)	153	(1,933)
Net gain (loss) on acquisitions of oil and natural gas properties	(4,979)	40,533	34,523
Gain on extinguishment on debt	89,714	—	—
Other	447	237	54
Total other expense, net	(13,052)	(46,650)	(37,121)

Net income (loss)	(815,007)	(1,883,174)	64,345
Less: Net income attributable to non-controlling interests	(82)	—	—
Net income (loss) attributable to Vanguard unitholders	(815,089)	(1,883,174)	64,345
Less: Distributions to Preferred unitholders	(26,758)	(26,759)	(18,197)
Net income (loss) attributable to Common and Class B unitholders	$(841,847)	$(1,909,933)	$46,148

Net income (loss) per Common and Class B unit:
Basic	$(6.41)	$(19.80)	$0.56
Diluted	$(6.41)	$(19.80)	$0.55
Weighted average units outstanding:
Common units – basic	130,903	96,048	81,611
Common units – diluted	130,903	96,048	82,039
Class B units – basic and diluted	420	420	420

See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Balance Sheets
As of December 31,
(in thousands, except unit data)

	2016	2015
Assets
Current assets
Cash and cash equivalents	$49,957	$—
Trade accounts receivable, net	97,138	115,200
Derivative assets	—	236,886
Other currents assets	7,944	6,436
Total current assets	155,039	358,522
Oil and natural gas properties, at cost	4,725,692	4,961,218
Accumulated depletion, amortization and impairment	(3,867,439)	(3,239,242)
Oil and natural gas properties evaluated, net – full cost method	858,253	1,721,976
Other assets
Goodwill	253,370	506,046
Derivative assets	—	80,161
Other assets	42,626	28,887
Total assets	$1,309,288	$2,695,592
Liabilities and members’ deficit
Current liabilities
Accounts payable:
Trade	$12,929	$22,895
Affiliates	1,443	1,757
Accrued liabilities:
Lease operating	14,909	19,910
Developmental capital	6,676	26,726
Interest	13,345	11,958
Production and other taxes	32,663	40,472
Other	5,416	10,378
Derivative liabilities	125	356
Oil and natural gas revenue payable	33,672	44,823
Distributions payable	—	5,018
Long-term debt classified as current	1,753,345	—
Other current liabilities	14,160	17,715
Total current liabilities	1,888,683	202,008
Long-term debt	15,475	2,277,931
Asset retirement obligations	264,552	262,432
Other long-term liabilities	39,443	40,656
Total liabilities	2,208,153	2,783,027
Commitments and contingencies (Note 8)
Members’ deficit
Cumulative Preferred units, 13,881,873 units issued and outstanding at December 31, 2016 and 2015	335,444	335,444
Members’ deficit, 131,008,670 and 130,476,978 common units issued and outstanding at December 31, 2016 and 2015, respectively	(1,248,767)	(430,494)
Class B units, 420,000 issued and outstanding at December 31, 2016 and 2015	7,615	7,615
Total VNR members’ deficit	(905,708)	(87,435)
Non-controlling interest in subsidiary	6,843	—
Total members’ deficit	(898,865)	(87,435)
Total liabilities and members’ deficit	$1,309,288	$2,695,592
See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Members’ Equity (Deficit)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Cumulative Preferred Units	Common Units	Class B Units	Non-controlling Interest	Total Members’ Equity (Deficit)
Balance, January 1, 2014	$61,021	$1,199,699	$7,615	$—	$1,268,335
Issuance of Cumulative Preferred units, net of offering costs of $371	274,423	—	—	—	274,423
Issuance of Common units, net of offering costs of $88	—	147,814	—	—	147,814
Repurchase of units under the common unit buyback program	—	(2,498)	—	—	(2,498)
Distributions to Preferred unitholders (see Note 9)	—	(18,197)	—	—	(18,197)
Distributions to Common and Class B unitholders (see Note 9)	—	(207,883)	—	—	(207,883)
Unit-based compensation	—	7,777	—	—	7,777
Net income	—	64,345	—	—	64,345
Balance at December 31, 2014	335,444	1,191,057	7,615	—	1,534,116
Issuance of Common units as consideration for the Eagle Rock Merger, net of merger costs of $5,560	—	253,068	—	—	253,068
Issuance of Common units as consideration for the LRE Merger, net of merger costs of $3,961	—	119,315	—	—	119,315
Issuance of Common units, net of offering costs of $593	—	35,544	—	—	35,544
Repurchase of units under the common unit buyback program	—	(2,399)	—	—	(2,399)
Distributions to Preferred unitholders (see Note 9)	—	(26,760)	—	—	(26,760)
Distributions to Common and Class B unitholders (see Note 9)	—	(134,019)	—	—	(134,019)
Unit-based compensation	—	16,874	—	—	16,874
Net loss	—	(1,883,174)	—	—	(1,883,174)
Balance at December 31, 2015	335,444	(430,494)	7,615	—	(87,435)
Issuance costs related to prior period equity transactions	—	(250)	—		(250)
Distributions to Preferred unitholders (see Note 9)	—	(5,575)	—		(5,575)
Distributions to Common and Class B unitholders (see Note 9)	—	(7,998)	—		(7,998)
Unit-based compensation	—	10,639	—		10,639
Non-controlling interest in subsidiary	—	—	—	7,452	7,452
Net income (loss)	—	(815,089)	—	82	(815,007)
Potato Hills cash distribution to non-controlling interest	—	—	—	(691)	(691)
Balance at December 31, 2016	$335,444	$(1,248,767)	$7,615	$6,843	$(898,865)
 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2016	2015	2014
Operating activities
Net income (loss)	$(815,007)	$(1,883,174)	$64,345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	149,790	247,119	226,937
Impairment of oil and natural gas properties	494,270	1,842,317	234,434
Impairment of goodwill	252,676	71,425	—
Amortization of deferred financing costs	4,565	4,206	3,516
Amortization of debt discount	3,746	1,071	269
Compensation related items	10,639	16,874	10,706
Post Eagle Rock Merger severance costs	—	13,955	—
Net (gains) losses on commodity and interest rate derivative contracts	46,939	(169,569)	(161,519)
Net cash settlements received on matured commodity derivative contracts	226,876	211,723	10,187
Net cash settlements paid on matured interest rate derivative contracts	(13,398)	(5,227)	(4,035)
Cash received on termination of derivative contracts	53,955	40,998	—
Net (gain) loss on acquisitions of oil and natural gas properties	4,979	(40,533)	(34,523)
Gain on extinguishment of debt	(89,714)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	9,559	53,423	(69,908)
Payables to affiliates	(314)	934	574
Premiums paid on commodity derivative contracts	(430)	(4,235)	—
Other current assets	(3,050)	(1,615)	(1,669)
Accounts payable and oil and natural gas revenue payable	(17,954)	(555)	22,166
Accrued expenses and other current liabilities	(41,582)	(43,320)	29,377
Other assets	13,735	14,267	8,895
Net cash provided by operating activities	290,280	370,084	339,752
Investing activities
Additions to property and equipment	(101)	(644)	(1,356)
Potato Hills Gas Gathering System acquisition	(7,501)	—	—
Additions to oil and natural gas properties	(64,537)	(112,639)	(142,015)
Acquisitions of oil and natural gas properties and derivative contracts	—	(12,970)	(1,302,568)
Cash acquired in the LRE and Eagle Rock Mergers	—	18,503	—
Proceeds from the sale of oil and natural gas properties	298,701	1,777	4,973
Deposits and prepayments of oil and natural gas properties	(19,740)	(22,171)	(5,236)
Net cash provided by (used in) investing activities	206,822	(128,144)	(1,446,202)
Financing activities
Proceeds from long-term debt	93,500	420,000	1,388,000
Repayment of debt	(517,157)	(508,617)	(488,000)
Proceeds from preferred unit offerings, net	—	—	274,423
Proceeds from common unit offerings, net	—	35,544	147,814
Repurchase of units under the common unit buyback program	—	(2,399)	(2,498)
Distributions to Preferred unitholders	(6,690)	(26,760)	(17,290)
Distributions to Common and Class B members	(11,902)	(147,641)	(206,649)
Potato Hills distribution to non-controlling interest	(691)	—	—
Financing fees	(4,205)	(12,067)	(1,168)
Net cash provided by (used in) financing activities	(447,145)	(241,940)	1,094,632
Net increase (decrease) in cash and cash equivalents	49,957	—	(11,818)
Cash and cash equivalents, beginning of year	—	—	11,818
Cash and cash equivalents, end of year	$49,957	$—	$—
Supplemental cash flow information:
Cash paid for interest	$85,371	$83,557	$66,434

	2016	2015	2014
Non-cash financing and investing activities:
Asset retirement obligations	$8,935	$24,766	$56,947
Assets acquired under financing obligations	$—	$—	$31,502
LRE and Eagle Rock Mergers
Assets acquired:
Accounts receivable and other current assets	$—	$44,201	$—
Net derivative assets	$—	$166,758	$—
Oil and natural gas properties	$—	$672,178	$—
Other long-term assets	$—	$10,001	$—
Liabilities assumed:
Accounts payable and other current liabilities	$—	$70,085
Asset retirement obligations	$—	$88,228	$—
Long-term debt	$—	$446,550	$—
Other long-term liabilities	$—	$40,571	$—
Common units issued in the LRE and Eagle Rock Mergers	$—	$381,904	$—

 See accompanying notes to consolidated financial statements.

Vanguard Natural Resources, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Description of the Business:

Vanguard Natural Resources, LLC is a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to resume making monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of December 31, 2016, we own properties and oil and natural gas reserves primarily located in ten operating basins:

•	the Green River Basin in Wyoming;

•	the Permian Basin in West Texas and New Mexico;

•	the Piceance Basin in Colorado;

•	the Gulf Coast Basin in Texas, Louisiana, Mississippi and Alabama;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Big Horn Basin in Wyoming and Montana;

•	the Williston Basin in North Dakota and Montana;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

References in this report to “us,” “we,” “our,” the “Company,” “Vanguard” or “VNR” are to Vanguard Natural Resources, LLC and its subsidiaries, including Vanguard Natural Gas, LLC (“VNG”), VNR Holdings, LLC (“VNRH”), Vanguard Operating, LLC (“VO”), VNR Finance Corp. (“VNRF”), Encore Clear Fork Pipeline LLC (“ECFP”), Escambia Operating Co. LLC (“EOC”), Escambia Asset Co. LLC (“EAC”), Eagle Rock Energy Acquisition Co., Inc. (“ERAC”), Eagle Rock Upstream Development Co., Inc. (“ERUD”), Eagle Rock Acquisition Partnership, L.P. (“ERAP”), Eagle Rock Energy Acquisition Co. II, Inc. (“ERAC II”), Eagle Rock Upstream Development Co. II, Inc. (“ERUD II”) and Eagle Rock Acquisition Partnership II, L.P. (“ERAP II”).

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

(b)	Chapter 11 Proceedings

On February 1, 2017 (the “Chapter 11 Filing Date”), Vanguard filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. See Note 2 for a discussion of the Chapter 11 Proceedings (as defined in Note 2).

(c)	New Pronouncements Issued But Not Yet Adopted:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein.

We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to date, we have dedicated resources to the implementation and begun contract review and documentation.

The Company is required to adopt the new standards in the first quarter of 2018 using one of two application methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently evaluating the available adoption methods.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the adoption of ASU No. 2016-02 will have a material impact on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16, pursuant to Staff Announcements at the March 3, EITF Meeting. Under this ASU, the SEC Staff is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities - Oil and Gas, effective upon adoption of Topic 606. As discussed above, Revenue from Contracts with Customers (Topic 606) is effective for public entities for fiscal years, and interim periods within the fiscal years, beginning after December 15, 2017.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU No. 2016-12”). The amendments under this ASU provide clarifying guidance in certain narrow areas and adds some practical expedients. These amendments are also effective at the same date that Topic 606 is effective.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this ASU will not have any material impact on the calculation or presentation of our results of operations, cash flows, or financial position.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) to simplify the accounting for goodwill impairment. The guidance eliminates the need for Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard also eliminates the need for a company to perform goodwill impairment test for a reporting unit with a zero or negative carrying amount. The revised guidance will be applied prospectively, and is effective for public companies for fiscal years beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company plans to early adopt this guidance and will apply it prospectively for all goodwill impairment tests performed on or after January 1, 2017. As a result of adopting this guidance, we do not expect to record a goodwill impairment in the near term due to the negative carrying value of the reporting unit at December 31, 2016.

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2016 of $494.3 million. Such impairment was recognized during the first, second and fourth quarters of 2016 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2016	$207,764	$2.41	$46.16
Second quarter 2016	$157,894	$2.24	$42.91
Third quarter 2016	$—	$2.29	$41.48
Fourth quarter 2016	$128,612	$2.47	$42.60
Total	$494,270

The most significant factors causing us to record an impairment of oil and natural gas properties in the year ended December 31, 2016 were the reduction in our proved reserves quantities due to the reclassification of our proved undeveloped reserves to contingent resources due to uncertainties surrounding the availability of financing that would be necessary to develop these reserves and the impact of sustained lower commodity prices.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2015 of $1.8 billion as a result of a decline in realized oil and natural gas prices. Such impairment was recorded during each quarter of 2015 and was calculated based on 12-month average prices for oil and natural gas as follows:

	Impairment Amount (in thousands)	Natural Gas ($ per MMBtu)	Oil ($ per Bbl)
First quarter 2015	$132,610	$3.91	$82.62
Second quarter 2015	$733,365	$3.44	$71.51
Third quarter 2015	$491,487	$3.11	$59.23
Fourth quarter 2015	$484,855	$2.62	$50.20
Total	$1,842,317

The most significant factors affecting the 2015 impairment were declining oil and natural gas prices and the closing of the LRE Merger and Eagle Rock Merger. The fair value of the properties acquired (determined using forward oil and natural gas price curves on the acquisition dates) was higher than the discounted estimated future cash flows computed using the 12-month average prices on the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions because generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges.

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2014 of $234.4 million as a result of a decline in realized oil and natural gas prices. Such impairment was recognized during the fourth quarter of 2014. The most significant factor affecting the 2014 impairment related to the properties that we acquired in the Piceance Acquisition. The fair value of the properties acquired (determined using forward oil and natural gas price curves at the acquisition date) was higher than the discounted estimated future cash flows computed using the 12-month average prices at the impairment test measurement dates. However, the impairment calculations did not consider the positive impact of our commodity derivative positions as generally accepted accounting principles only allow the inclusion of derivatives designated as cash flow hedges. The fourth quarter 2014 impairment was calculated based on prices of $4.36 per MMBtu for natural gas and $94.87 per barrel of crude oil.

When we sell or convey interests in oil and natural gas properties, we reduce oil and natural gas property costs for the amount attributable to the sold or conveyed interest. We do not recognize a gain or loss on sales of oil and natural gas properties unless those sales would significantly alter the relationship between capitalized costs and proved reserves. Sales proceeds on insignificant sales are treated as an adjustment to the cost of the properties.

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

We performed our annual impairment tests during 2016, 2015 and 2014 and our analyses concluded that there was no impairment of goodwill as of these dates. However, due to the decline in the prices of oil and natural gas as well as deteriorating market conditions, we also performed interim impairment tests at each quarter end, commencing with the quarter ended December 31, 2014. At each measurement date, if the Company was required to perform the second step of the goodwill impairment test, the fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties included: (i) observable forward prices for commodities at the respective measurement date and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions.

At the respective measurement dates of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test at these interim dates. Based on the results of the the second step of the interim goodwill impairment test, we recorded a non-cash goodwill impairment loss of $252.7 million during the quarter ended September 30, 2016 to write the goodwill down to its estimated fair value of $253.4 million. Based on our estimates, the implied fair value of our reporting unit exceeded its carrying value by 15%, 3%, and 14% at the respective measurement dates of March 31, 2016, June 30, 2016 and December 31, 2016. Therefore no additional impairment loss was recorded for the year ended December 31, 2016. Based on evaluation of qualitative factors, we determined that the goodwill impairment was primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units.

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

Based on our estimates, the fair value of our reporting unit exceeded its carrying value by 8% at December 31, 2014 and therefore the second step of the impairment test was not necessary. We believe this difference between the fair value and the net book value was appropriate (in the context of assessing whether a goodwill impairment may exist) when a market-based control premium was taken into account and in light of the recent volatility in the equity markets.

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

We are a party to a contract allowing us to purchase a certain amount of natural gas at a below market price for use as field fuel. As of December 31, 2016, the net carrying value of this contract was $7.9 million. The carrying value is shown as Other assets on the accompanying Consolidated Balance Sheets and is amortized on a straight-line basis over the estimated life of the field. The estimated aggregate amortization expense for each of the next five fiscal years is $0.2 million per year.

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

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. We did not have any significant gas imbalance positions at December 31, 2016 or 2015.

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

At December 31, 2016 and 2015, the cash and cash equivalents were primarily concentrated in one financial institution. We periodically assess the financial condition of this institution and believe that any possible credit risk is minimal.

The following purchasers accounted for 10% or more of the Company’s oil, natural gas and NGLs sales for the years ended December 31:

	2016	2015	2014
Mieco, Inc	12%	20%	—%
ConocoPhillips	11%	7%	—%
Marathon Oil Company	3%	7%	12%
Anadarko Petroleum Corporation	2%	2%	19%

Our customers are in the energy industry and they may be similarly affected by changes in economic or other conditions.

(l)	Use of Estimates:

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

We have historically entered into derivative contracts primarily with counterparties that are also lenders under our Reserve-Based Credit Facility (defined in Note 5) to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Our natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. As for oil production, realized pricing is primarily driven by the West Texas Intermediate (“WTI”), Light Louisiana Sweet Crude, Wyoming Imperial and Flint Hills Bow River prices. NGLs pricing is based on the Oil Price Information Service postings as well as market-negotiated ethane spot prices. During 2016, our derivative transactions included the following:

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

We also entered into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our financing arrangements, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the Consolidated Balance Sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings since specific hedge accounting criteria are not met. Gains or losses on derivative contracts are recorded in net gains (losses) on commodity derivative contracts or net gains (losses) on interest rate derivative contracts in the Consolidated Statements of Operations.

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

As of December 31, 2016, we have no commodity derivative contracts in place.

(n)	Income Taxes:

The Company is treated as a partnership for federal and state income tax purposes.  As such, it is not a taxable entity and does not directly pay federal and state income tax. Its taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated Statements of Operations, is included in the federal and state income tax returns of each unitholder.  Accordingly, no recognition has been given to federal and state income taxes for the operations of the Company.  The aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Company does not have access to information about each unitholders’ tax attributes in the Company. However, the tax basis of our net assets exceeded the net book basis by $2.0 billion and $1.3 billion at December 31, 2016 and 2015, respectively.

Legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including otherwise non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. The Company recorded a current tax liability of $0.3 million and $0.2 million as of December 31, 2016 and 2015, respectively, and a deferred tax asset of $2.0 million and $0.5 million as of December 31, 2016 and 2015, respectively. Tax benefits of $1.3 million, $0.3 million and $0.6 million are included in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, respectively, as a component of Selling, general and administrative expenses.

The Company’s provision for income taxes also relates to the federal taxes for ERAC and ERAC II and their wholly owned corporations, ERUD and ERUD II, which are subject to federal income taxes (the “C Corporations”). As part of the Eagle Rock Merger, the Company assumed deferred tax liabilities, the largest single component of which is related to federal income taxes of the C Corporations, where the book/tax differences were created by certain acquisitions completed by ERAC and ERAC II prior to the Eagle Rock Merger. These book/tax temporary differences will be reduced as allocation of built-in gain in proportion to the assets contributed brings the book and tax basis closer together over time. This net deferred tax liability was recognized in conjunction with the purchase accounting adjustments for long term assets. As of December 31, 2016 and 2015, the Company recorded a deferred tax liability of $37.6 million and $39.4 million, respectively, related to these C Corporations, which is included in the other long-term liabilities line item in the Consolidated Balance Sheets. The Company also recorded a net deferred tax asset at December 31, 2016 and 2015 of $2.2 million from the Eagle Rock Merger related to the book/tax differences in property, plant and equipment and hedging transactions, which is included in the other assets line item in the Consolidated Balance Sheets.
In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2016, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

(o)	Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this Annual Report on Form 10-K. Please read Note 4. Long-Term Debt of the Notes to the Consolidated Financial Statements for further discussion regarding this reclassification.

2.    Chapter 11 Proceedings

Commencement of Bankruptcy Cases

On February 1, 2017, the Company and certain subsidiaries (such subsidiaries, together with the Company, the “Debtors”) filed voluntary petitions for relief (collectively, the “Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption “In re Vanguard Natural Resources, LLC, et al.”

The subsidiary Debtors in the Chapter 11 Cases are VNRF; VNG; VO; VNRH; ECFP; ERAC; ERAC II; ERUD; ERUDC II; ERAP; ERAP II; EAC; and EOC.

No trustee has been appointed and the Company will continue to manage itself and its affiliates and operate their businesses as “debtors-in-possession” subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company expects to continue its operations without interruption during the pendency of the Chapter 11 Cases. To assure ordinary course operations, the Debtors secured orders from the Bankruptcy Court approving a variety of “first day” motions, including motions that authorize the Debtors to maintain their existing cash management system, to secure debtor-in-possession financing and other customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees.

Restructuring Support Agreement

Prior to the filing of the Petitions, on February 1, 2017, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) certain holders (the “Consenting 2020 Noteholders”) constituting approximately 52% of the 7.875% Senior Notes due 2020 (the “Senior Notes due 2020”); (ii) certain holders (the “Consenting 2019 Noteholders and, together with the Consenting 2020 Noteholders, the “Consenting Senior Noteholders) constituting approximately 10% of the 8.375% Senior Notes due 2019 (the “Senior Notes due 2019,” and all claims arising under or in connection with the Senior Notes due 2020 and Senior Notes due 2019, the “Senior Note Claims”); and (iii) certain holders (the “Consenting Second Lien Noteholders” and, together with the Consenting Senior Noteholders, the “Restructuring Support Parties”) constituting approximately 92% of the 7.0% Senior Secured Second Lien Notes due 2023 (the “Second Lien Notes,” and all claims and obligations arising under or in connection with the Second Lien Notes, the “Second Lien Note Claims”).

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Restructuring Support Parties to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (the “Plan”) to be filed in the Chapter 11 Cases.

The Restructuring Transactions will be financed by (i) use of cash collateral, (ii) the proposed DIP Credit Agreement (as described below), (iii) a fully committed $19.25 million equity investment (the “Second Lien Investment”) by the Consenting Second Lien Noteholders and (iv) a $255.75 million rights offering (the “Senior Note Rights Offering”) that is fully backstopped by the Consenting Senior Noteholders.

Certain principal terms of the Plan are outlined below:

•
Allowed claims (“First Lien Claims”) under the Third Amended and Restated Credit Agreement, dated as of September 30, 2011 (as amended from time to time, the “Reserve-Based Credit Facility”) will be paid down with $275.0 million in cash from the proceeds of the Senior Note Rights Offering and Second Lien Investment and may be paid down further with proceeds from non-core asset sales or other available cash. The remaining First Lien Claims will participate in a new Company $1.1 billion reserve-based lending facility (the “New Facility”) on terms substantially the same as the Reserve-Based Credit Facility and provided by some or all of the lenders under the Reserve-Based Credit Facility.

•
Allowed Second Lien Claims will receive new notes in the current principal amount of approximately $75.6 million, which shall be substantially similar to the current Second Lien Notes but providing a 12-month later maturity and a 200 basis point increase to the interest rate.

•
Each holder of an allowed Senior Note Claim shall receive (a) its pro rata share of 97% of the ownership interests in the reorganized Company (the “New Equity Interests”) and (b) the opportunity to participate in the Senior Note Rights Offering.

•
If the Plan is accepted by the classes of general unsecured claims and holders of the Preferred Units, the holders of the Preferred Units will receive their pro rata share of (a) 3% of the New Equity Interests and (b) three-year warrants for 3% of the New Equity Interests.

•
The Plan will provide for the $255.75 million Senior Note Rights Offering to holders of Senior Note Claims to purchase New Equity Interests at an agreed discount. Certain holders of the Senior Note Claims will execute a backstop commitment agreement whereby they will agree to fully backstop the Senior Note Rights Offering.

•	The Plan will provide for the Second Lien Investors to purchase $19.25 million in New Equity Interests at a 25% discount to the Company’s total enterprise value.

The Plan will provide for the establishment of a customary management incentive plan at the Company under which 10% of the New Equity Interests will be reserved for grants made from time to time to the officers and other key employees of the respective reorganized entities. The Plan will provide for releases of specified claims held by the Debtors, the Restructuring Support Parties, and certain other specified parties against one another and for customary exculpations and injunctions.

The Restructuring Support Agreement obligates the Debtors and the Restructuring Support Parties to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Restructuring Support Parties, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation, and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 150 days of the filing of the Petitions. There can be no assurances that the Restructuring Transactions will be consummated.

The Administrative Agent (as defined in the Restructuring Agreement) under the Reserve-Based Credit Facility and the financial institutions party thereto (the “First Lien Lenders”) have not executed the Restructuring Support Agreement, and the New Facility will be subject to the approval of the Administrative Agent and First Lien Lenders in all respects. The Company and the Restructuring Support Parties expect to engage with the First Lien Lenders in an effort to agree upon mutually acceptable terms of the New Facility.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, on February 1, 2017, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, interim and final approval of the Debtors’ use of cash collateral and debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among VNG (the “DIP Borrower”), the financial institutions or other entities from time to time parties thereto, as lenders, Citibank N.A., as administrative agent (the “DIP Agent”) and as issuing bank. The initial lenders under the DIP Credit Agreement include lenders under the Company’s existing first-lien credit agreement or the affiliates of such lenders. The proposed DIP Credit Agreement, if approved by the Bankruptcy Court, contains the following terms:

•	a revolving credit facility in the aggregate amount of up to $50.0 million, and $15.0 million available on an interim basis;

•
proceeds of the DIP Credit Agreement may be used by the DIP Borrower to (i) pay certain costs and expenses related to the Chapter 11 Cases, (ii) make payments provided for in the DIP Motion, including in respect of certain “adequate protection” obligations and (iii) fund working capital needs, capital improvements and other general corporate purposes of the DIP Borrower and its subsidiaries, in all cases subject to the terms of the DIP Credit Agreement and applicable orders of the Bankruptcy Court;

•
the maturity date of the DIP Credit Agreement is expected to be the earliest to occur of November 1, 2017, forty-five days following the date of the interim order of the Bankruptcy Court approving the DIP Facility on an interim basis, if the Bankruptcy Court has not entered the final order on or prior to such date, or the effective date of a plan of reorganization in the Chapter 11 Cases. In addition, the maturity date may be accelerated upon the occurrence of certain events set forth in the DIP Credit Agreement;

•	interest will accrue at a rate per year equal to the LIBOR rate plus 5.50%;

•
in addition to fees to be paid to the DIP Agent, the DIP Borrower is required to pay to the DIP Agent for the account of the lenders under the DIP Credit Agreement, an unused commitment fee equal to 1.0% of the daily average of each lender’s unused commitment under the DIP Credit Agreement, which is payable in arrears on the last day of each calendar month and on the termination date for the facility for any period for which the unused commitment fee has not previously been paid;

•
the obligations and liabilities of the DIP Borrower and its subsidiaries owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against each of the DIP Borrower and its subsidiaries in their respective Chapter 11 Cases subject to limited exceptions provided for in the DIP Motion, and will be secured by (i) a first priority, priming security interest and lien on all encumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion, (ii) a first priority security interest and lien on all unencumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion and (iii) a junior security interest and lien on all property of the DIP Borrower and its subsidiaries that is subject to (a) a valid, perfected and non-avoidable lien as of the petition date (other than the first priority and second priority prepetition liens) or (b) a valid and non-avoidable lien that is perfected subsequent to the petition date, in each case subject to limited exceptions provided for in the DIP Motion;

•	the sum of unrestricted cash and cash equivalents of the loan parties and undrawn funds under the DIP Credit Agreement shall not be less than $25.0 million at any time; and

•	the DIP Credit Agreement is subject to customary covenants, prepayment events, events of default and other provisions.

The DIP Credit Agreement is subject to final approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors anticipate closing the DIP Credit Agreement promptly following final approval by the Bankruptcy Court of the DIP Motion.

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases described above constitutes an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”). Any efforts to enforce such obligations under the Debt Documents are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

•
$1.25 billion in unpaid principal and approximately $0.2 million of undrawn letters of credit, plus interest, fees, and other expenses arising under or in connection with the Reserve-Based Credit Facility;

•
$51.12 million in unpaid principal, plus interest, fees, and other expenses, arising under or in connection with the Senior Notes due 2019 issued pursuant to that certain Indenture, dated as of May 27, 2011, as amended, by and among the Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the guarantors named therein, and U.S. Bank, National Association, as indenture trustee. VO became the issuer of the Senior Notes due 2019 pursuant to the Fourth Supplemental Indenture effective as of October 8, 2015, among VO, the Subsidiary Guarantors named therein, as guarantors and U.S. Bank, National Association. Wilmington Trust, National Association, is the successor indenture trustee to the Senior Notes due 2019.

•
$381.83 million in unpaid principal, plus interest, fees, and other expenses, arising in connection with the Senior Notes due 2020 issued pursuant to that certain Indenture, dated as of April 4, 2012, among the Company and VNRF, as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank, National Association, as trustee. UMB Bank, N.A., is the successor indenture trustee to the Senior Notes due 2020.

•
$75.63 million in unpaid principal, plus interest, fees, and other expenses, arising in connection with the Second Lien Notes issued pursuant to that certain Indenture, dated as of February 10, 2016, among the Company and VNRF, as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank, National Association, as trustee. The Delaware Trust Company is the successor indenture trustee to the Second Lien Notes.

The commencement of the Chapter 11 Cases on February 1, 2017 constitutes an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes. Accordingly, all amounts due under our Reserve-Based Credit Facility, Second Lien Secured Notes, Senior Notes due 2020 and Senior Notes 2019 are classified as current in the accompanying consolidated balance sheet as of December 31, 2016. Any efforts to enforce such obligations under the related Credit Agreement and Indentures are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern.

3.    Acquisitions and Divestitures

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in other income and expense in the accompanying Consolidated Statements of Operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the consolidated financial statements since the closing dates of the acquisitions. All our acquisitions were funded with borrowings under our Reserve-Based Credit Facility (defined in Note 4), except for certain acquisitions, in which the Company issued shares or exchanged assets as described below.

2016 Acquisition and Divestitures

In January 2016, we completed the acquisition of a 51% joint venture interest in Potato Hills Gas Gathering System, a gathering system located in Latimer County, Oklahoma, including the acquisition of the compression assets relating to the gathering system, for a total consideration of $7.9 million. As part of the acquisition, Vanguard also acquired the seller’s rights as manager under the related joint venture agreement. The acquisition was funded with borrowings under our existing Reserve-Based Credit Facility.

In May 2016, we completed the sale of our natural gas, oil and natural gas liquids assets in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $270.5 million (the “SCOOP/STACK Divestiture”). The Company used $268.4 million of the cash received to reduce borrowings under our Reserve-Based Credit Facility and $2.1 million to pay for some of the transaction fees related to the sale.

During the year ended December 31, 2016, we completed sales of certain of our other properties in several different counties within our operating areas for an aggregate consideration of approximately $28.2 million. All cash proceeds received from the sales of these properties were used to reduce borrowings under our Reserve-Based Credit Facility.

The SCOOP/STACK Divestiture and the sale of other oil and natural properties did not significantly alter the relationship between capitalized costs and proved reserves. As such, no gain or loss on sales of oil and natural were recognized and the sales proceeds were treated as an adjustment to the cost of the properties.

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

Consideration
Market value of Vanguard’s common units issued to Eagle Rock unitholders	$258,282
Long-term debt assumed	156,550
Replacement share-based payment awards attributable to pre-combination services	346
415,178
Add: fair value of liabilities assumed
Accounts payable and accrued liabilities	54,437
Other current liabilities	2,206
Derivative liabilities	2,201
Asset retirement obligations	48,633
Deferred tax liability	39,327
Other long-term liabilities	1,244
Amount attributable to liabilities assumed	148,048
Less: fair value of assets acquired
Cash	6,971
Trade accounts receivable	13,746
Other current assets	15,664
Oil and natural gas properties	462,715
Derivative assets	90,234
Other assets	9,734
Amount attributable assets acquired	599,064
Bargain Purchase Gain	$(35,838)

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

Vanguard determined that the bargain purchase gain was primarily attributable to unfavorable market trends between the date the parties agreed to the consideration for the Eagle Rock Merger and the date the transaction was completed, resulting in the decline of Vanguard’s unit price. Although the depressed oil and natural gas market also affected the fair value of Eagle Rock’s oil and natural gas properties, it had a more significant impact on Vanguard’s unit price compared to the resulting decrease in the fair value of those properties. As a result, the fair value of the net assets acquired in the Eagle Rock merger, including the oil and natural gas properties, exceeded the total consideration paid. During the year ended December 31, 2016, Vanguard made adjustments to the amounts assigned to the net assets acquired based on new information obtained about facts that existed as of the merger date. As a result, the bargain purchase gain was reduced by $5.0 million. This adjustment is included in the net loss on acquisition of oil and natural gas properties for the year ended December 31, 2016.

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

Other Acquisitions

On May 1, 2014, we completed an asset exchange transaction with Marathon Oil Company in which we acquired natural gas and NGLs properties in the Wamsutter natural gas field in Wyoming in exchange for 75% of our working interests in the Gooseberry field properties in Wyoming. The total consideration for this transaction was the mutual exchange and assignment of interests in the properties and net cash consideration of $6.8 million paid to Marathon Oil Company. The cash consideration was funded with borrowings under our existing Reserve-Based Credit Facility. The asset exchange transaction had an effective date of January 1, 2014.

On August 29, 2014, we completed the acquisition of certain natural gas, oil and NGLs properties located in North Louisiana and East Texas for an adjusted purchase price of $269.9 million based on an effective date of June 1, 2014.

During the year ended December 31, 2014, we completed other smaller acquisitions of certain natural gas, oil and NGLs properties located in the Permian Basin and Powder River Basin in Wyoming for an aggregate purchase price of $17.7 million.

Pro Forma Operating Results (Unaudited)

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the years ended December 31, 2016, 2015 and 2014 which reflect the effect on our consolidated results of operations as if (i) the SCOOP/STACK Divestiture completed in 2016 had occurred on January 1, 2015, (ii) all our acquisitions in 2015 had occurred on January 1, 2014 and (iii) all our acquisitions in 2014 had occurred on January 1, 2013.

The pro forma results reflect the results of combining our Consolidated Statements of Operations with the revenues and direct operating expenses of the oil and gas properties acquired during 2015 and 2014, and eliminating the results of operations from the oil and natural gas properties divested in the SCOOP/STACK Divestiture, adjusted for adjusted for (i) assumption of asset retirement obligations and accretion expense for the properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired using the acquisition method of accounting, (iii) interest expense on additional borrowings necessary to finance the acquisitions and additional debt assumed in the LRE and Eagle Rock Mergers, and (iv) the impact of the common units issued in the LRE and Eagle Rock Mergers. The net gain (loss) on acquisitions of oil and natural gas properties were excluded from the pro forma results. The pro forma information is based upon these assumptions, and is not necessarily indicative of future results of operations:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts) (Pro forma)
Total revenues	$327,066	$746,770	$1,430,710
Net loss attributable to Common and Class B unitholders	$(847,779)	$(2,119,416)	$(66,405)
Net loss attributable to Common and Class B unitholders, per unit:
Basic and diluted	$(6.46)	$(16.30)	$(0.53)

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the SCOOP/STACK Divestiture in the pro forma results presented above are as follows (in thousands):

	Year Ended December 31,
	2016	2015
	(in thousands)
Revenues	$17,542	$57,794
Excess of revenues over direct operating expenses	$5,932	$19,788

Post-Acquisition Operating Results

The results of operations of the properties acquired, as described above, have been included in our consolidated financial statements from the closing dates of the acquisitions forward. The table below presents the amounts of revenues and excess of revenues over direct operating expenses included in our 2016, 2015 and 2014 Consolidated Statements of Operations for our acquisitions. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
LRE Acquisition
Revenues	$46,609	$13,083	$—
Excess of revenues over direct operating expenses	$25,997	$6,029	$—
Eagle Rock Acquisition
Revenues	$51,307	$23,005	$—
Excess of revenues over direct operating expenses	$27,495	$15,112	$—
Pinedale Acquisition
Revenues	$76,931	$84,934	$139,908
Excess of revenues over direct operating expenses	$50,183	$56,672	$107,934
Piceance Acquisition
Revenues	$30,004	$37,767	$22,642
Excess of revenues over direct operating expenses	$19,612	$18,427	$15,234
All other acquisitions
Revenues	$20,989	$36,952	$25,989
Excess of revenues over direct operating expenses	$9,328	$20,638	$18,450

4.    Debt

Our financing arrangements consisted of the following:

			Amount Outstanding December 31,
Description	Interest Rate	Maturity Date	2016	2015
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,269,000	$1,688,000
Senior Notes due 2023	7.00% (2)	February 15, 2023	75,634	—
Senior Notes due 2020	7.875% (2)	April 1, 2020	381,830	550,000
Senior Notes due 2019	8.375% (3)	June 1, 2019	51,120	51,120
Lease Financing Obligations	4.16%	August 10, 2020 (4)	20,167	24,668
Unamortized discount on Senior Notes			(13,167)	(17,651)
Unamortized deferred financing costs (5)			(11,072)	(13,705)
Total Debt			$1,773,512	$2,282,432
Less:
Long-term debt classified as current (6)			(1,753,345)	—
Current portion			(4,692)	(4,501)
Total long-term debt			$15,475	$2,277,931

(1)	Variable interest rate was 3.11% and 2.90% at December 31, 2016 and 2015, respectively.

(2)	Effective interest rate is 8.0% at at December 31, 2016 and 2015.

(3)	Effective interest rate is 21.45% at December 31, 2016 and 2015.

(4)	The Lease Financing Obligations expire on August 10, 2020 except for certain obligations which expire on July 10, 2021.

(5)
In order to comply with Accounting Standards Update No. 2015-03, unamortized debt issuance costs have been reclassified from other assets to long-term debt on a retrospective basis. This reclassification had no impact on historical income from continuing operations or members’ equity (deficit).

(6)	As a result of our Chapter 11 filing, we have classified our debt under our Reserve-Based Credit Facility and Senior Notes as current at December 31, 2016.

Acceleration of Debt Obligations

As previously discussed in Note 2. Chapter 11 Proceedings, the commencement of the Chapter 11 Cases on February 1, 2017 constitutes an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes, all of which we describe in further detail below. Accordingly, all amounts due under our Reserve-Based Credit Facility, Second Lien Secured Notes, Senior Notes due 2020 and Senior Notes 2019 are classified as current in the accompanying consolidated balance sheet as of December 31, 2016. Any efforts to enforce such obligations under the respective Credit Agreement and Indentures are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provided a maximum credit facility of $3.5 billion and a borrowing base of $1.1 billion (the “Reserve-Based Credit Facility”). As of December 31, 2016 there were approximately $1.27 billion of outstanding borrowings and approximately $0.2 million in outstanding letters of credit resulting in a borrowing deficiency of $169.2 million under the Reserve-Based Credit Facility.

In May 2016, the lenders party to the Credit Agreement (the “First Lien Lenders”) decreased the Company’s borrowing base from $1.78 billion to $1.325 billion resulting in a borrowing base deficiency of approximately $103.5 million. The Company made monthly payments of $17.5 million through September 2016.

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

In conjunction with the Waiver and Eleventh Amendment, the Company monetized certain of its outstanding commodity price hedge agreements and used the proceeds along with cash on hand first to pre-pay the First Lien Lenders (i) $29.3 million, representing the remaining outstanding borrowing base deficiency resulting from the Company’s borrowing base redetermination in May 2016 and (ii) $37.5 million, which was applied as the first required monthly payment to the Company’s new borrowing base deficiency resulting from the November 2016 borrowing base redetermination discussed below. Also, the Company pledged to the First Lien Lenders certain unencumbered midstream assets as collateral as well as agreed to pay 100% of the net cash proceeds from any asset sale, swap or hedge monetization or other disposition to the First Lien Lenders. The borrowing base may be further reduced as a result of such disposition to the extent of the attributed value of such asset to the borrowing base. Furthermore, any incurrence of second lien debt will require the Company to prepay the First Lien Lenders equal to the net cash proceeds received by the Company from any second lien financing.

On November 3, 2016, the Company completed its semi-annual redetermination of its borrowing base, resulting in a reduction from $1.325 billion to $1.1 billion. After consideration of the first $37.5 million deficiency payment already having been made pursuant to entering into the Waiver and Eleventh Amendment on October 26, 2016, the Company was scheduled to repay the remaining borrowing base deficiency of $187.5 million in five equal monthly installments of $37.5 million beginning in

January 2017. On January 3, 2017, the Company paid the second $37.5 million deficiency payment installment under the Reserve-Based Credit Facility.

Letters of Credit

At December 31, 2016, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing banks.

8.375% Senior Notes Due 2019

At December 31, 2016, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger. Interest on the Senior Notes due 2019 is payable on June 1 and December 1 of each year. The Senior Notes due 2019 are fully and unconditionally (except for customary release provisions) and jointly and severally guaranteed on a senior unsecured basis by Vanguard and all of our existing subsidiaries, all of which are 100% owned, and certain of our future subsidiaries (the “Subsidiary Guarantors”). Prior to the Eagle Rock Merger, the parties to the indenture executed a supplemental indenture which eliminated substantially all of the restrictive covenants and certain events of default with respect to the Senior Notes due 2019.

7.875% Senior Notes Due 2020

At December 31, 2016, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes Due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

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

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million for year ended December 31, 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 extinguished in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million.

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

5.    Price and Interest Rate Risk Management Activities

Commodity Derivatives

Histrically, we have entered into derivative contracts primarily with counterparties that are also lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in overhedged volumes. Pricing for these derivative contracts are based on certain market indexes and prices at our primary sales points.

In October and December 2016, we monetized substantially all of our commodity and interest rate hedges with net proceeds totaling $54.0 million. We used the net proceeds from the hedge settlements to make the deficiency payments under our Reserve-Based Credit Facility.

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

At December 31, 2016, the Company had the following open interest rate derivative contract (in thousands):

	Notional Amount	Fixed LIBOR Rate
Period:
January 1, 2017 to February 16, 2017	$75,000	1.73%

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

December 31, 2016
Derivative Liabilities:	Amount Presented in the Consolidated Balance Sheet
Interest rate derivative contract	$(125)
Total derivative instruments	$(125)

	December 31, 2015
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Commodity price derivative contracts	349,281	(21,834)	327,447
Interest rate derivative contracts	—	(10,400)	(10,400)
Total derivative instruments	$349,281	$(32,234)	$317,047

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
Commodity price derivative contracts	$(21,934)	$21,834	$(100)
Interest rate derivative contracts	(10,656)	10,400	(256)
Total derivative instruments	$(32,590)	$32,234	$(356)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. Our counterparties are participants in our Reserve-Based Credit Facility (see Note 4 for further discussion), which is secured by our oil and natural gas properties; therefore, we are not required to post any collateral. As of December 31, 2016, we only had one counterparty related to our interest rate derivative. We minimize the credit risk in derivative instruments by: (i) entering into derivative instruments primarily with counterparties that are also lenders in our Reserve-Based Credit Facility and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

The change in fair value of our commodity and interest rate derivatives for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(in thousands)
Derivative asset at January 1, net	$316,691	$220,734	$66,711
Purchases
Fair value of derivatives acquired	—	195,273	(1,344)
Premiums and fees paid or deferred for derivative contracts during the period	(2,444)	7,126	—
Net gains (losses) on commodity and interest rate derivative contracts	(46,939)	169,569	161,519
Settlements
Net cash settlements received on matured commodity derivative contracts	(226,876)	(211,723)	(10,187)
Net cash settlements paid on matured interest rate derivative contracts	13,398	5,227	4,035
Termination of derivative contracts	(53,955)	(69,515)	—
Derivative asset (liability) at December 31, net	$(125)	$316,691	$220,734

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. The fair value of the Lease Financing Obligations is measured using market-based parameters of comparable term secured financing instruments and therefore we estimate that the carrying value approximates its fair value. The fair value measurements for our bank borrowings and the Lease Financing Obligations represent Level 2 inputs. As of December 31, 2016, the fair value of our Senior Notes due 2020 was estimated to be $225.3 million, our Senior Notes due 2019 was estimated to be $26.6 million and our Senior Secured Second Lien Notes was estimated to be $56.9 million. We consider the inputs to the valuation of our Senior Notes and our Senior Secured Second Lien Notes to be Level 1, as fair value was estimated based on prices quoted from a third-party financial institution.

Derivative instruments. As previously discussed, we monetized all of our commodity hedges and substantially all of our interest rate hedges. As of December 31, 2016, we have one remaining interest rate swap derivative contract which expires in February 2017. As of December 31, 2015, our commodity derivative instruments consisted of fixed-price swaps, basis swaps, call options sold, swaptions, put options sold, call spreads, call options, put options, three-way collars and range bonus accumulators. We account for our commodity derivatives and interest rate derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps and basis-swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option value of the contract floors, ceilings and three-way collars using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We consider the fair value estimate for these derivative instruments as a Level 2 input. We estimate the value of the range bonus accumulators using an option pricing model for both Asian Range Digital options and Asian Put options that takes into account market volatility, market prices and contract parameters. Range bonus accumulators are complex in structure requiring sophisticated valuation methods and greater subjectivity. As such, range bonus accumulators valuation may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in valuations with less certainty. We consider the fair value estimate for range bonus accumulators as a Level 3 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2016
	Fair Value Measurements Using Level 2	Assets/Liabilities at Fair Value
	(in thousands)
Liabilities:
Interest rate derivative contract	$(125)	$(125)
Total derivative instruments	$(125)	$(125)

	December 31, 2015
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
	(in thousands)
Assets:
Commodity price derivative contracts	$—	$333,380	$(5,933)	$327,447
Interest rate derivative contracts	—	(10,400)	—	(10,400)
Total derivative instruments	$—	$322,980	$(5,933)	$317,047

Liabilities:
Commodity price derivative contracts	$—	$(99)	$—	$(99)
Interest rate derivative contracts	—	(257)	—	(257)
Total derivative instruments	$—	$(356)	$—	$(356)

  The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	2016	2015
	(in thousands)
Unobservable inputs at January 1,	$(5,933)	$(6,470)
Total gains	11,838	5,151
Settlements	(5,905)	(4,614)
Unobservable inputs at December 31,	$—	$(5,933)

Change in fair value included in earnings related to derivatives still held as of December 31,	$—	$(2,925)

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

We apply the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is assessed for impairment annually on October 1 or whenever indicators of impairment exist. The goodwill test is performed at the reporting unit level, which represents our oil and natural gas operations in the United States. If indicators of impairment are determined to exist, an impairment charge is recognized if the carrying value of goodwill exceeds its implied fair value. We utilize a market approach to determine the fair value of our reporting unit. Any sharp prolonged decreases in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could change our estimates of the fair value of our reporting unit and could result in an impairment charge. We consider the fair value estimate for goodwill as a Level 3 input, as the valuation includes inputs and assumptions that are less observable or require greater estimation.

At the respective measurement dates of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the carrying value of our reporting unit was negative. Therefore the Company was required to perform the second step of the goodwill impairment test at these interim dates. The fair value amount of the assets and liabilities were calculated using a combination of a market and income approach as follows: equity, debt and certain oil and gas properties were valued using a market approach while the remaining balance sheet assets and liabilities were valued using an income approach. Furthermore, significant assumptions used in calculating the fair value of our oil and gas properties include: (i) observable forward prices for commodities at the respective measurement date and (ii) a 10% discount rate, which was comparable to discount rates on recent transactions. Based on the results of the the second step of the interim goodwill impairment test, we recorded a non-cash goodwill impairment loss of $252.7 million during the quarter ended September 30, 2016 to write the goodwill down to its estimated fair value of $253.4 million. Based on our estimates, the implied fair value of our reporting unit exceeded its carrying value at the measurement dates of March 31, 2016, June 30, 2016, and December 31, 2016, therefore no additional impairment loss was recorded for the year ended December 31, 2016. Based on evaluation of qualitative factors, we determined that the goodwill impairment was primarily a result of the decline in the prices of oil and natural gas as well as deteriorating market conditions and the decline in the market price of our common units. Any further significant decline in the prices of oil and natural gas as well as any continued declines in the quoted market price of the Company’s units could change our estimate of the fair value of the reporting unit and could result in an additional impairment charge.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 7, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the years ended December 31, 2016 and 2015, in connection with the oil and natural gas properties acquired in all of our acquisitions, the LRE and Eagle Rock Mergers, as well as new wells drilled during each year, we incurred and recorded asset retirement obligations totaling $0.7 million and $90.9 million, respectively, at fair value. We also recorded a $1.3 million and a $22.3 million change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the years ended December 31, 2016 and 2015, respectively. The fair value of additions to the asset retirement obligation liability and certain changes in the estimated fair value of the liability are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.6% and 5.5%; and (4) the average inflation factor (2.0%). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

7.    Asset Retirement Obligations

The asset retirement obligations as of December 31, 2016 and 2015, reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the year ended December 31, 2016 were as follows:

	2016	2015
	(in thousands)
Asset retirement obligation at January 1,	$271,456	$149,062
Liabilities added during the current period	713	2,699
Liabilities added from the LRE and Eagle Rock Mergers	—	88,228
Accretion expense	12,145	10,238
Change in estimate	1,267	22,329
Disposition of properties	(10,915)	(262)
Retirements	(2,230)	(838)
Total asset retirement obligation at December 31,	272,436	271,456
Less: current obligations	(7,884)	(9,024)
Long-term asset retirement obligation at December 31,	$264,552	$262,432

Accretion expense for the years ended December 31, 2016, 2015 and 2014 was $12.1 million, $10.2 million and $5.9 million, respectively. Each year we review, and to the extent necessary, revise our asset retirement obligation estimates. During 2016 and 2015, we reviewed the actual abandonment costs with previous estimates and, as a result, increased our estimates of future asset retirement obligations by a net $1.3 million and $22.3 million, respectively, to reflect increased costs incurred for plugging and abandonment on certain wells.

8.   Commitments and Contingencies

Transportation Demand Charges

As of December 31, 2016, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one month to four years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of December 31, 2016. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

(in thousands)
2017	$12,538
2018	11,678
2019	9,661
2020	410
Total	$34,287

Development Commitments

We have commitments to third-party operators under joint operating agreements relating to the drilling and completion of oil and natural gas wells. Total estimated costs to be spent in 2017 is approximately $13.7 million.

Legal Proceedings

We are defendants in certain legal proceedings arising in the normal course of our business. We are also a party to separate legal proceedings relating to (i) the LRE Merger, (ii) the Eagle Rock Merger and (iii) our exchange (the “Debt Exchange”) of the Senior Notes due 2020 for the Senior Secured Second Lien Notes (please read Note 4. Long-Term Debt of the Notes to the Consolidated Financial Statements for further discussion).

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

9.    Members’ Equity (Deficit) and Net Income (Loss) per Common and Class B Unit

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred Units outstanding at December 31, 2016 and 2015:

				2016		2015
	Earliest Redemption Date	Liquidation Preference Per Share	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,581,873	$62,200
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	7,000,000	$169,265
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$103,979	4,300,000	$103,979
Total Cumulative Preferred Units				13,881,873	$335,444	13,881,873	$335,444

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

On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution. All preferred distributions will continue to accumulate and must be paid in full before distributions to common and Class B unitholders can resume. As of December 31, 2016, dividends in arrears related to our Cumulative Preferred Units were $4.2 million, $11.1 million and $6.9 million, respectively.

Common and Class B Units

The common units represent limited liability company interests. Holders of Class B units have substantially the same rights and obligations as the holders of common units.

On October 15, 2014, our board of directors authorized a $10.0 million common unit buyback program. The program was approved for an initial three month period and authorized us to make open market purchases pursuant to the Securities and Exchange Commission guidelines of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We intend to hold the common units to fund our VNR LTIP (defined in Note 10) as directed by the Compensation Committee. We repurchased a total of 291,926 units under the common unit buyback program for an aggregate cost of $4.9 million since its inception through December 31, 2015. No units were repurchased during 2016.

The following is a summary of the changes in our common units issued during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Beginning of period	130,477	83,452	78,337
Issuance of Common units as consideration for the Eagle Rock Merger	—	27,886	—
Issuance of Common units as consideration for the LRE Merger	—	15,448	—
Issuance of Common units for cash	—	2,430	4,864
Repurchase of units under the common unit buyback program	—	(157)	(135)
Unit-based compensation	532	1,418	386
End of period	131,009	130,477	83,452

There was no change in issued and outstanding Class B units during the years ended December 31, 2016, 2015 and 2014.

Net Income (Loss) per Common and Class B Unit

Basic net income (loss) per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income (loss) attributable to common and Class B unitholders by the weighted average number of units outstanding during the period. Diluted net income (loss)per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income (loss) per unit. The Cumulative Preferred Units have no participation rights and accordingly are excluded from the computation of net income (loss) per unit.

The net income (loss) attributable to common and Class B unitholders and the weighted average units for calculating basic and diluted net income (loss) per common and Class B unit were as follows (in thousands, except per unit data):

	2016(a)	2015(a)	2014

Net income (loss) attributable to Common and Class B unitholders	$(841,847)	$(1,909,933)	$46,148
Weighted average number of Common and Class B units outstanding - basic	131,323	96,468	82,031
Effect of dilutive securities:
Phantom units	—	—	428
Weighted average number of Common and Class B units outstanding - diluted	131,323	96,468	82,459
Net income (loss) per Common and Class B unit
Basic	$(6.41)	$(19.80)	$0.56
Diluted	$(6.41)	$(19.80)	$0.55

(a)
For the years ended December 31, 2016 and 2015, 3,799,304 and 164,984 phantom units, respectively, were excluded from the calculation of diluted earnings per unit due to their antidilutive effect as we were in a loss position.

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

The Amended Agreements provide for an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon three Company performance components: absolute target distribution growth, adjusted EBITDA growth and relative unit performance to peer group, as well as a fourth component determined solely in the discretion of our board of directors. As of December 31, 2016 and 2015, we recognized an accrued liability of $0.4 million and $1.1 million, respectively, related to the performance-based bonus award. Total compensation expense related to these arrangements of $1.8 million, $1.1 million and $1.4 million was recorded for the years ended December 31, 2016, 2015 and 2014, respectively, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

Unit Grants

In January 2016, the executives were granted a total of 2,255,033 phantom units in accordance with the Amended Agreements. Also, during the year ended December 31, 2016, our three independent board members were granted a total of 125,838 phantom units which will vest one year from the date of grant. In addition, VNR employees were granted 1,331,579 phantom units under the VNR LTIP which will vest three years from the date of grant and a VNR employee was granted a total of 7,500 restricted units under the VNR LTIP of which one-third will vest on each one-year anniversary of the date of grant so long as the employee remains continuously employed with the Company. The phantom units include a tandem grant of DERs.

As of December 31, 2016, a summary of the status of the non-vested restricted units under the VNR LTIP is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2015	976,348	$18.29
Granted	7,500	$3.11
Forfeited	(60,971)	$14.36
Vested	(275,093)	$17.00
Non-vested units at December 31, 2016	647,784	$19.14

The weighted average grant-date fair value of restricted units granted was $15.17 and $29.02 during the years ended December 31, 2015 and 2014, respectively.

At December 31, 2016, there was approximately $4.3 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately one year. Our Consolidated Statements of Operations reflects non-cash compensation related to restricted unit grants of $5.4 million, $16.9 million and $10.7 million in the Selling, general and administrative expenses line item for the years ended December 31, 2016, 2015 and 2014, respectively.

Phantom Unit Grants

As of December 31, 2016, a summary of the status of the non-vested phantom units under the VNR LTIP is presented below:

	Number of Non-vested Phantom Units	Weighted Average Grant Date Fair Value
Non-vested units at December 31, 2015	203,221	$20.99
Granted	3,712,450	$2.56
Forfeited	(164,507)	$1.85
Vested	(122,635)	$22.23
Non-vested units at December 31, 2016	3,628,529	$2.96

We did not grant any phantom units during the years ended December 31, 2015 and 2014.

At December 31, 2016, there was approximately $6.7 million of unrecognized compensation cost related to non-vested phantom units.  The cost is expected to be recognized over an average period of approximately one year. Compensation expense related to phantom units granted to executive officers, board members and employees of $4.8 million, $1.7 million and $1.0 million has been recognized in the selling, general and administrative expense line item in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, respectively.

11.  Shelf Registration Statements

Prior to the entry into the Chapter 11 Cases, the Company had an effective universal shelf registration statement on Form S-3, as amended (File No. 333-210329), filed with the SEC, under which the Company registered an indeterminate amount of common units, Preferred Units, debt securities and guarantees of debt securities. The Company also had on file with the SEC a post-effective shelf registration statement on Form S-3, as amended (File No. 333-207357), under which the Company registered up to 14,593,606 common units. The Company is no longer eligible to offer or sell any of its securities pursuant to the shelf registration statements on Form S-3.

Supplemental Selected Quarterly Financial Information

Financial information by quarter (unaudited) is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per unit amounts)
2016
Oil, natural gas and NGLs sales	$81,440	$93,476	$105,186	$108,578	$388,680
Net gains (losses) on commodity derivative contracts	31,759	(68,610)	21,099	(28,320)	(44,072)
Total revenues	$113,199	$24,866	$126,285	$80,258	$344,608
Total costs and expenses (1)	$110,070	$100,185	$94,759	$94,603	$399,617
Impairment of oil and natural gas properties	$207,764	$157,894	$—	$128,612	$494,270
Impairment of goodwill	$—	$—	$252,676	$—	$252,676
Net losses on acquisitions of oil and natural gas properties	$—	$(1,665)	$(2,117)	$(1,197)	$(4,979)
Gain on extinguishment of debt	$89,714	$—	$—	$—	$89,714
Net loss	$(145,260)	$(260,749)	$(245,368)	$(163,630)	$(815,007)
Net (income) loss attributable to non-controlling interest	$(24)	$(40)	$(27)	$9	$(82)
Net loss attributable to Vanguard unitholders	$(145,284)	$(260,789)	$(245,395)	$(163,621)	$(815,089)
Distributions to Preferred unitholders	$(6,690)	$(6,689)	$(6,690)	$(6,689)	$(26,758)
Net loss attributable to Common and Class B unitholders	$(151,974)	$(267,478)	$(252,085)	$(170,310)	$(841,847)

Net loss per Common and Class B unit:
Basic and diluted	$(1.16)	$(2.04)	$(1.92)	$(1.30)	$(6.41)

2015
Oil, natural gas and NGLs sales	$98,894	$95,841	$90,827	$111,665	$397,227
Net gains (losses) on commodity derivative contracts	59,033	(20,800)	64,328	66,855	169,416
Total revenues	$157,927	$75,041	$155,155	$178,520	$566,643
Total costs and expenses (1)	$122,795	$114,671	$103,725	$148,234	$489,425
Impairment of oil and natural gas properties	$132,610	$733,365	$491,487	$484,855	$1,842,317
Impairment of goodwill	$—	$—	$—	$71,425	$71,425
Net gains (losses) on acquisitions of oil and natural gas properties	$—	$—	$(284)	$40,817	$40,533
Net loss	$(118,830)	$(793,645)	$(462,277)	$(508,422)	$(1,883,174)
Distributions to Preferred unitholders	$(6,690)	$(6,690)	$(6,690)	$(6,689)	$(26,759)
Net loss attributable to Common and Class B unitholders	$(125,520)	$(800,335)	$(468,967)	$(515,111)	$(1,909,933)

Net loss per Common and Class B unit:
Basic and diluted	$(1.49)	$(9.27)	$(5.39)	$(4.02)	$(19.80)

(1)	Includes lease operating expenses, production and other taxes, depreciation, depletion, amortization and accretion, and selling, general and administration expenses.

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

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

Capitalized costs related to oil, natural gas and NGLs producing activities and related accumulated depletion, amortization and accretion were as follows at December 31:

	2016	2015
	(in thousands)
Aggregate capitalized costs relating to oil, natural gas and NGLs producing activities	$4,725,692	$4,961,218
Aggregate accumulated depletion, amortization and impairment	(3,867,439)	(3,239,242)
Net capitalized costs	$858,253	$1,721,976

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred in oil, natural gas and NGLs producing activities, whether capitalized or expensed, were as follows for the years ended December 31:

	2016	2015	2014
	(in thousands)
Property acquisition costs	$—	$707,853	$1,474,841
Development costs	64,537	112,639	142,015
Total cost incurred	$64,537	$820,492	$1,616,856

No internal costs or interest expense were capitalized in 2016, 2015 or 2014.

Oil and Natural Gas Reserves (Unaudited)

Net quantities of proved developed and undeveloped reserves of oil, natural gas and NGLs and changes in these reserves during the years ended December 31, 2016, 2015 and 2014 are presented below. Estimates of proved reserves at December 31, 2016 were based on studies performed by our internal reservoir engineers in accordance with guidelines established by the SEC. We engaged DeGolyer and MacNaughton (“D&M”), an independent petroleum engineering firm, to audit a substantial portion of our reserves.

	Gas (in MMcf)	Oil (in MBbls)	NGL (in MBbls)
Net proved reserves
January 1, 2014	586,489	45,316	29,195
Revisions of previous estimates	(66,797)	(2,910)	(10,769)
Extensions, discoveries and other	2,927	465	22
Purchases of reserves in place	1,036,285	12,873	26,840
Sales of reserves in place	—	(2,394)	—
Production	(83,037)	(3,301)	(2,759)
December 31, 2014	1,475,867	50,049	42,529
Revisions of previous estimates	(133,234)	(4,208)	(2,151)
Extensions, discoveries and other	46,664	640	659
Purchases of reserves in place	271,504	21,826	20,836
Sales of reserves in place	—	(225)	—
Production	(106,615)	(4,008)	(3,489)
December 31, 2015	1,554,186	64,074	58,384
Revisions of previous estimates	(438,527)	(11,052)	(5,823)
Extensions, discoveries and other	14,617	722	126
Purchases of reserves in place	—	—	—
Sales of reserves in place	(133,253)	(6,792)	(12,217)
Production	(108,107)	(4,660)	(3,716)
December 31, 2016	888,916	42,292	36,754

Proved developed reserves
December 31, 2014	970,714	39,143	28,678
December 31, 2015	1,069,942	54,945	42,140
December 31, 2016	888,916	42,292	36,754

Proved undeveloped reserves
December 31, 2014	505,153	10,906	13,851
December 31, 2015	484,244	9,129	16,244
December 31, 2016	—	—	—

Revisions of previous estimates of reserves are a result of changes in oil and natural gas prices, production costs, well performance and the reservoir engineer’s methodology. Our reserves increased by 997.8 Bcfe during the year ended December 31, 2014 due primarily to the Pinedale Acquisition and Piceance Acquisition completed during 2014, offset by a revision of previous estimates primarily in the Arkoma Basin attributable to a change in our future development plan as a result of changes in commodity pricing and the production cost environment. Our reserves increased by 257.6 Bcfe during the year ended December 31, 2015 due to properties acquired in the LRE and Eagle Rock Mergers completed during 2015.

Our reserves decreased by 925.7 Bcfe during the year ended December 31, 2016 due primarily to the reclassification of proved undeveloped reserves to contingent resources due to uncertainties discussed below and the related reduction in proved developed reserves value resulting from shorter economic field life, which caused both a reduction in proved developed reserves volumes and significant acceleration of abandonment costs for all fields.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2016.

As of December 31, 2016, the Company has removed all PUD reserves from its total proved reserve estimate due to uncertainty regarding its ability to continue as a going concern and the availability of capital that would be required to develop the PUD reserves. The following table represents a summary of our proved undeveloped reserves activity during the year ended December 31, 2016. This activity includes updates to prior PUD reserves, and the impact of changes in economic conditions, including changes in commodity prices and the uncertainty regarding our ability to continue as a going concern.

Bcfe
PUDs at January 1, 2016	636.5
Divestitures	(116.5)
Conversion to developed	(46.7)
PUDs reclassified to contingent resources	(473.3)
PUDs at December 31, 2016	—

Divestitures. During the year ended December 31, 2016, our proved undeveloped reserves decreased due to divestitures of oil and gas properties including 116.5 Bcfe of our total proved undeveloped reserves booked as of December 31, 2015.
Conversions. During the year ended December 31, 2016, we developed approximately 46.7Bcfe of our total proved undeveloped reserves booked as of December 31, 2015 through the drilling of 111 gross (11.8 net) wells. We also converted 19.7 Bcfe of volumes to proved developed producing which were not booked as proved undeveloped reserves at December 31, 2015.
Revisions/Reclassifications: At December 31, 2016, we reclassified 473.3 Bcfe of proved undeveloped reserves to the contingent resource category. Contingent resources are resources that are potentially recoverable, but not yet considered mature enough for development due to technological or capital restraints. Because substantial doubt exists about our ability to continue as a going concern, in determining year-end 2016 reserves amounts, we concluded we lacked the required degree of certainty about our ability to fund a development drilling program and the availability of capital resources that would be required to develop PUD reserves. As a result of our inability to meet the reasonable certainty criteria for recording these PUD reserves as prescribed by the SEC, we did not record any PUD locations in the December 31, 2016 reserve report.
Development Plans. During the year ended December 31, 2016, we spent $20.1 million or approximately 28% of our 2016 proved undeveloped reserves capital expenditures budget fully converting 46.7 Bcfe of proved undeveloped reserves recorded at December 31, 2015 to the developed category.

As commodity prices remained depressed throughout 2015 and most of 2016, we revised our development plan. As of December 31, 2016, we were developing our properties at a significantly slower pace than was anticipated in our December 31, 2015 reserve report. In addition, as part of our internal controls over determining a plan to develop our proved reserves each year, we consider whether we have the financial ability to develop our proved undeveloped reserves. This year, because substantial doubt exists about our ability to continue as a going concern, we no longer expect to develop our proved developed resources within five years of initial booking, due to uncertainty that we have the ability to fund a development plan. Therefore, as of December 31, 2016, we reclassified all of our proved undeveloped reserves to contingent resources.

Results of operations from producing activities were as follows for the years ended December 31:

	2016	2015	2014
	(in thousands)
Production revenues	$388,680	$397,227	$624,613
Production costs (1)	(198,309)	(187,230)	(194,389)
Depreciation, depletion and amortization	(134,338)	(234,944)	(219,255)
Impairment of oil and natural gas properties	(494,270)	(1,842,317)	(234,434)
Results of operations from producing activities	$(438,237)	$(1,867,264)	$(23,465)

(1)	Production cost includes lease operating expenses and production related taxes, including ad valorem and severance taxes.

The standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at December 31 is as follows:

	2016	2015	2014
	(in thousands)
Future cash inflows	$3,661,078	$7,500,445	$11,225,973
Future production costs	(2,244,373)	(3,411,879)	(4,253,010)
Future development costs	(55,298)	(664,254)	(845,872)
Future net cash flows	1,361,407	3,424,312	6,127,091
10% annual discount for estimated timing of cash flows	(507,638)	(1,716,133)	(3,163,668)
Standardized measure of discounted future net cash flows (1)	$853,769	$1,708,179	$2,963,423

(1)
PV-10 is not a measure of financial or operating performance under generally accepted accounting principles, or “GAAP,” nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows, including future cash flows related to settlement of asset retirement obligations, as defined under GAAP. However, for Vanguard, PV-10 is equal to the standardized measure of discounted future net cash flows, including future cash flows related to settlement of asset retirement obligations, under GAAP because the Company is not a tax paying entity. Certain prior year estimates of future cash flows have been revised to conform to the current year calculation of estimated future net cash flows and costs related to proved oil and natural gas reserves.

For the December 31, 2016, 2015, and 2014 calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using the average oil and natural gas price based upon the 12-month average price of $42.60, $50.20 and $94.87 per barrel of crude oil, respectively, $2.47, $2.62 and $4.36 per MMBtu for natural gas, respectively, adjusted for quality, transportation fees and a regional price differential, and the volume-weighted average price of $13.43, $16.14 and $35.35 per barrel of NGLs. The NGLs prices were calculated using the differentials for each property to a West Texas Intermediate reference price of $42.60, $50.20 and $94.87 for the years ended December 31, 2016, 2015, and 2014, respectively. We may receive amounts different than the standardized measure of discounted cash flow for a number of reasons, including price changes and the effects of our hedging activities.

The following are the principal sources of change in our standardized measure of discounted future net cash flows:

	Year Ended December 31, (1)
	2016	2015	2014
	(in thousands)
Sales and transfers, net of production costs	$(189,111)	$(209,997)	$(430,224)
Net changes in prices and production costs	(681,575)	(1,790,820)	(166,802)
Extensions discoveries and improved recovery, less related costs	16,960	17,031	24,794
Changes in estimated future development costs	312,032	278,884	36,564
Previously estimated development costs incurred during the period	20,115	63,624	68,817
Revision of previous quantity estimates	(276,257)	(134,818)	(168,070)
Accretion of discount	170,818	296,342	182,845
Purchases of reserves in place	—	520,367	1,614,783
Sales of reserves in place	(214,419)	(4,468)	(48,143)
Change in production rates, timing and other	(12,973)	(291,389)	20,407
Net change	$(854,410)	$(1,255,244)	$1,134,971

(1)	This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, is set forth in Item 9A(b) below.

BDO USA, LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report in Item 9A(d) below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Attestation Report

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Members
Vanguard Natural Resources, LLC
Houston, Texas

We have audited Vanguard Natural Resources, LLC’s (the “Company”)internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vanguard Natural Resources, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vanguard Natural Resources, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Natural Resources, LLC’s consolidated balance sheets as of December 31, 2016 and 2015, and its related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed unqualified opinion thereon. Our report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Houston, Texas
March 15, 2017

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. The Registrant expects to file an amended Form 10-K with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 11.     EXECUTIVE COMPENSATION

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. The Registrant expects to file an amended Form 10-K with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. The Registrant expects to file an amended Form 10-K with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. The Registrant expects to file an amended Form 10-K with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. The Registrant expects to file an amended Form 10-K with the SEC within 120 days after the close of the year ended December 31, 2016.

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
Exhibit 2.1 to Form 8-K, filed April 22, 2015 by LRR Energy, L.P. (File No. 001-33016)
2.2*	Agreement and Plan of Merger, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Talon Merger Sub, LLC, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P.	Exhibit 2.1 to Form 8-K, filed May 22, 2015 by Eagle Rock Energy Partners, L.P. (File No. 001-35344)
2.3	Purchase and Sale Agreement, dated March 29, 2016, among Vanguard Operating, LLC, NonOp Solutions III, L.P. and NonOp Solutions IV LP.	Exhibit 2.1 to Form 8-K, filed March 30, 2016 (File No. 001-33756)
3.1	Fifth Amended and Restated Limited Liability Company Agreement of Vanguard Natural Resources, LLC	Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
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
Exhibit 4.3 to Form 10-K, filed March 7, 2016 (File No. 001-33756)
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
4.12	Fourth Supplemental Indenture effective as of October 8, 2015, among and Vanguard Operating, LLC, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee	Exhibit 4.12 to Form 10-K, filed March 7, 2016 (File No. 001-33756)
4.13
Amended and Restated Registration Rights Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Management LP, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P., Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P.
Exhibit 4.1 to Form 8-K, filed May 26, 2015 by LRR Energy, L.P. (File No. 001-35344)
4.14
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
Exhibit 4.1 to Form 8-K (File No. 001-33756)
4.15	Specimen Unit Certificate for the Series A Cumulative Redeemable Perpetual Preferred Units	Exhibit B to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.16	Specimen Unit Certificate for the Series B Cumulative Redeemable Perpetual Preferred Units	Exhibit C to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
4.17	Specimen Unit Certificate for the Series C Cumulative Redeemable Perpetual Preferred Units	Exhibit D to Exhibit 3.1 to Form 8-K, filed September 15, 2014 (File No. 001-33756)
10.1+	Vanguard Natural Resources, LLC Long-Term Incentive Plan	Exhibit 10.1 to Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.2+	First Amendment to the Vanguard Natural Resources, LLC Long-Term Incentive Plan	Exhibit 10.1 to Form 10-Q, filed November 2, 2012 (File No. 001-33756)
10.3+	Form of Vanguard Natural Resources, LLC Long-Term Incentive Plan Phantom Options Grant Agreement	Exhibit 10.5 to Form S-1, filed April 25, 2007 (File No. 333-142363)
10.4+	Vanguard Natural Resources, LLC Class B Unit Plan	Exhibit 10.2 to Form 8-K, filed October 24, 2007 (File No. 001-33756)
10.5+	Form of Vanguard Natural Resources, LLC Class B Unit Plan Restricted Class B Unit Grant	Exhibit 10.7 to Form S-1, filed April 25, 2007 (File No. 333-142363)
10.6+	Director Compensation Agreement	Exhibit 10.31 to Form S-1/A, filed September 18, 2007 (File No. 333-142363)
10.7+	Form of Indemnity Agreement, dated August 7, 2008	Exhibit 10.32 to Form 10-Q, filed August 13, 2008 (File No. 001-33756)
10.8+	Form of Restricted Unit Award Agreement	Exhibit 10.2 to Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.9+	Form of Phantom Unit Award Agreement	Exhibit 10.3 to Form 8-K, filed July 11, 2013 (File No. 001-33756)
10.10+	Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan, dated October 8, 2015	Exhibit 10.1 to Form 8-K, filed October 8, 2015 (File No. 001-33756)
10.11+	Amended and Restated Employment Agreement, effective as of January 1, 2016, by and among Vanguard Natural Resources, LLC, VNR Holdings, LLC and Scott W. Smith.	Exhibit 10.1 to Form 8-K, filed March 22, 2016 (File No. 001-33756)

10.12+	Amended and Restated Employment Agreement, effective as of January 1, 2016, by and among Vanguard Natural Resources, LLC, VNR Holdings, LLC and Richard A. Robert.	Exhibit 10.1 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.13+	Amended and Restated Employment Agreement, effective as of January 1, 2016, by and among Vanguard Natural Resources, LLC, VNR Holdings, LLC and Britt Pence.	Exhibit 10.1 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.14+	Form of Restricted Unit Award Agreement	Exhibit 10.1 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.15+	Form of Phantom Unit Award Agreement.	Exhibit 10.1 to Form 8-K, filed March 22, 2016 (File No. 001-33756)
10.16	Purchase and Sale Agreement, dated July 30, 2014, by and among Vanguard Permian, LLC, Hunt Oil Company and Hunt Oil Company of Louisiana, Inc.	Exhibit 10.1 to Form 8-K, filed August 7, 2014 (File No.001-33756)
10.17
First Amendment To Purchase and Sale Agreement and Assignment, dated August 29, 2014, by and among Vanguard Permian, LLC, Vanguard Operating, LLC, Hunt Oil Company and Hunt Oil Company of Louisiana, Inc.
Exhibit 10.1 to Form 8-K/A, filed September 4, 2014 (File No. 001-33756)
10.18	Purchase and Sale Agreement, dated September 15, 2014, by and among Vanguard Operating, LLC, Vanguard Natural Resources, LLC and Bill Barrett Corporation	Exhibit 2.1 to Form 8-K, filed September 16, 2014 (File No. 001-33756)
10.19
Amended and Restated Voting and Support Agreement, dated as of May 21, 2015, by and among Vanguard Natural Resources, LLC, Lime Rock Resources A, L.P., Lime Rock Resources B, L.P., Lime Rock Resources C, L.P. LRR Energy, L.P., LRE GP, LLC, and, solely for purpose of certain specified sections, Lime Rock Management LP, Lime Rock Resources II-A, L.P. and Lime Rock Resources II-C, L.P.
Exhibit 10.1 to Form 8-K, filed May 26, 2015 by LRR Energy, L.P. (File No. 001-35344)
10.20*
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
Exhibit 2.2 to Form 8-K, filed May 22, 2016 by Eagle Rock Energy Partners, L.P. (File No. 001-33016)
10.21	Third Amended and Restated Credit Agreement dated September 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto	Exhibit 10.1 to Form 8-K, filed October 5, 2011 (File No. 001-33756)
10.22
First Amendment, dated November 30, 2011, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.
Exhibit 10.2 to Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.23	Second Amendment, dated June 29, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed July 10, 2012 (File No. 001-33756)
10.24
Third Amendment, dated December 31, 2012, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto
Exhibit 10.53 to Form 10-K, filed March 1, 2013 (File No. 001-33756)
10.25	Fourth Amendment, dated April 16, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.5 to Form 10-Q, filed August 1, 2013 (File No. 001-33756)

10.26	Fifth Amendment, dated November 5, 2013, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.31 to Form 10-K, filed February 28, 2014 (File No. 001-33756)
10.27	Sixth Amendment, dated April 30, 2014, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed May 2, 2014 (File No. 001-33756)
10.28
Seventh Amendment, dated October 30, 2014, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto
Exhibit 10.1 to Form 10-Q, filed May 4, 2015 (File No. 001-33756)
10.29	Eighth Amendment, dated June 3, 2015, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed June 4, 2015 (File No. 001-33756)
10.30	Ninth Amendment, dated June 3, 2015, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party thereto	Exhibit 10.1 to Form 8-K, filed November 12, 2015 (file No. 001-33756)
10.31	Tenth Amendment, dated May 26, 2016, to Third Amended and Restated Credit Agreement, by and between Vanguard Natural Gas, LLC, Citibank,N.A., as administrative agent and the lenders party hereto.	Exhibit 10.1 to Form 8-K, filed May 27, 2016 (File No. 001-33756)
10.32	Waiver to Third Amended and Restated Credit Agreement, among Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and L/C Issuer and the financial institutions thereto.	Exhibit 10.1 to Form 8-K, filed October 3, 2016 (File No. 001-33756)
10.33
Limited Waiver and Eleventh Amendment to Third Amended and Restated Credit Agreement, among Vanguard Natural Gas, LLC, Citibank N.A., as Administrative Agent and L/C Issuer and the financial institutions thereto.
Exhibit 10.1 to Form 8-K, filed October 26, 2016 (File No. 001-33756)
10.34	Term Loan Agreement, dated November 30, 2011, by and between Vanguard Natural Gas, LLC, Citibank, N.A., as administrative agent and the lenders party hereto.	Exhibit 10.3 to Form 8-K, filed December 2, 2011 (File No. 001-33756)
10.35	Second Lien Pledge and Security Agreement, dated as of February 10, 2016, by and among Vanguard Natural Resources, LLC, VNR Finance Corp. and U.S. Bank National Association, as collateral agent	Exhibit 10.1 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.36
Second Lien Pledge and Security Agreement, dated as of February 10, 2016, by and among certain subsidiaries and affiliates of Vanguard Natural Resources, LLC and U.S. Bank National Association, as collateral agent
Exhibit 10.2 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.37
Intercreditor Agreement, dated as of February 10, 2016, by and among Citibank, N.A., as priority lien agent, and U.S. Bank National Association, as second lien collateral trustee, and acknowledged and agreed to by Vanguard Natural Gas, LLC, VNR Finance Corp. and Vanguard Natural Resources, LLC
Exhibit 10.3 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.38
Collateral Trust Agreement, dated as of February 10, 2016, by and among Vanguard Natural Resources, LLC, VNR Finance Corp., the grantors and guarantors named therein and U.S. Bank National Association as trustee and as collateral trustee
Exhibit 10.4 to Form 8-K, filed February 17, 2016 (File No. 001-33756)
10.39	Restructuring Support Agreement, dated as of February 1, 2017, among the Debtors and the Restructuring Support Parties	Exhibit 10.1 to Form 8-K filed February 2, 2017 (File No. 001-33756)
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions	Filed herewith
21.1	List of subsidiaries of Vanguard Natural Resources, LLC	Filed herewith

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of DeGolyer and MacNaughton	Filed herewith
24.1	Power of Attorney (included on signature page hereto)	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Report of DeGolyer and MacNaughton, Independent Petroleum Engineers and Geologists	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+ Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2017.

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

March 15, 2017	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 15, 2017	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 15, 2017	/s/ W. Richard Anderson
W. Richard Anderson
Director

March 15, 2017	/s/ Bruce W. McCullough
Bruce W. McCullough
Director

March 15, 2017	/s/ Loren B. Singletary
Loren B. Singletary
Director