Form 10-K/A
period 2016-12-31
Vanguard Natural Resources, LLC
filed 2017-04-25
CIK 1384072

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

As of April 24, 2017, 130,929,399 of the registrant’s common units remained outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2016 (this “Form 10-K/A”) to the Annual Report on Form 10-K of Vanguard Natural Resources, LLC, a Delaware limited liability company (referred to herein as the “Company,” “Vanguard,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017 (the “Original 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K. We do not anticipate filing our definitive proxy statement for our 2017 Annual Meeting of Unitholders within 120 days of the fiscal year ended December 31, 2016. Therefore, such information will not be incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Unitholders. Items 10-14 of our Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV of Form 10-K solely to reflect the inclusion of these certifications.

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

As previously disclosed, Vanguard and certain subsidiaries filed voluntary petitions for relief (the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases are being administered under the caption In re Vanguard Natural Resources, et al.

Vanguard Natural Resources, LLC

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Name	Age	Position with Vanguard	Director Since
Scott W. Smith	58	President, Chief Executive Officer and Director	2008
Richard A. Robert	51	Executive Vice President, Chief Financial Officer, Secretary and Director	2014
W. Richard Anderson	63	Independent Director and Chairman	2007
Loren Singletary	69	Independent Director	2008
Bruce W. McCullough	68	Independent Director	2008

Scott W. Smith is our President, Chief Executive Officer and Director and has served as President and Chief Executive Officer since October 2006 and as Director since March 2008. Prior to joining us, from July 2004 to October 2006, Mr. Smith served as the President of Ensource Energy Company, LLC during its tender offer for the units of the Eastern American Natural Gas Trust (NYSE: NGT). He has over 34 years of experience in the energy industry, primarily in business development, marketing, and acquisition and divestiture of producing assets and exploration/exploitation projects in the energy sector. Mr. Smith’s experience includes evaluating, structuring, negotiating and managing business and investment opportunities, including energy investments similar to our targeted investments totaling approximately $400 million as both board member and principal investor in Wiser Investment Company LLC, the largest shareholder in The Wiser Oil Company (NYSE: WZR) until its sale to Forest Oil Corporation (NYSE: FST) in June 2004. From June 2000 to June 2004, Mr. Smith served on the Board of Directors of The Wiser Oil Company. Mr. Smith was also a member of the executive committee of The Wiser Oil Company during this period. From January 1998 to June 1999, Mr. Smith was the co-manager of San Juan Partners, LLC, which established control of Burlington Resources Coal Seam Gas Royalty Trust (NYSE: BRU), which was subsequently sold to Dominion Resources, Inc. Mr. Smith obtained a Bachelor of Business Administration from the University of Texas at Austin. We believe that Mr. Smith’s extensive energy industry background, particularly the eight years he has spent serving as part of our executive management team, brings important experience and skill to the Board of Directors.
Richard A. Robert is our Executive Vice President, Chief Financial Officer, Secretary and Director and has served as Executive Vice President and Chief Financial Officer since January 2007 and as Director since June 2014. Prior to joining us, Mr. Robert was involved in a number of entrepreneurial ventures and provided financial and strategic planning services to a variety of energy-related companies since 2003. He was Vice President of Finance for Enbridge US, Inc., a subsidiary of Enbridge Inc. (NYSE: ENB) a natural gas and oil pipeline company, after its acquisition of Midcoast Energy Resources, Inc. in 2001 where Mr. Robert was Chief Financial Officer and Treasurer. He held these positions from 1996 through 2002 and was responsible for acquisition and divestiture analysis, capital formation, taxation and strategic planning, accounting and risk management, and investor relations. Mr. Robert obtained a Bachelor of Business Administration in Accounting from Texas State University. Mr. Robert is a certified public accountant. We believe that Mr. Robert’s extensive energy industry and financial background, particularly the eight years he has spent serving as part of our executive management team, brings important experience and skill to the Board of Directors.
W. Richard Anderson is the Chairman of our Board of Directors and is currently a Director of Eurasia Drilling Company, Limited GDR (LSE: EDCL), a provider of exploratory and development drilling and oil and gas field services to companies operating within the Russian Federation, Kazakhstan, and Caspian Sea region. Mr. Anderson has served in this capacity since June 2008. Between June 2007 and June 2008, Mr. Anderson served as an independent consultant to Prime Natural Resources Inc., a closely-held exploration and production company. Mr. Anderson was previously the President, Chief Executive Officer and a director of Prime Natural Resources from January 1999 to June 2007. Prior to his employment at Prime Natural Resources, he was employed by Hein & Associates LLP, a certified public accounting firm, where he served as a partner from 1989 to January 1995 and as a managing partner from January 1995 until October 1998. He also serves on the Board of Directors of Gulf Marine Services (LSE: GMS) and the Board of Directors of Soma Oil and Gas Ltd., a private company focused on exploration offshore Somalia.  Previously, Mr. Anderson also served on the board of directors of Transocean, Ltd. (NYSE: RIG) from November 2007 until June 2011 and the board of directors of Boots & Coots, Inc. (NYSE: WEL) from

August 1999 until September of 2010. Mr. Anderson also served on the Board of Directors of Calibre Energy, Inc. from August 2005 to March 2007. Mr. Anderson obtained a Bachelor of Science in Accounting from the University of Colorado and a Master of Science in Taxation from the University of Denver. Mr. Anderson’s professional affiliations include the American Institute of CPAs, the Texas Society of CPAs and the Society of Exploration Geophysicists. We believe that Mr. Anderson’s extensive energy industry and financial background and his experience serving as the chief financial officer of a public company bring important experience and skill to the Board of Directors.
Loren Singletary is a member of our Board of Directors and is currently Vice President Investor and Industry Relations for National Oilwell Varco (NYSE: NOV), an oilfield service company. Mr. Singletary has served in this capacity since November 2011 and has also served as National Oilwell Varco’s Vice President of Global Accounts from 2003 to 2009 and Vice President of Global Accounts and Investor Relations from January 2009 to November 2011. Prior to his current position, from 1998 to 2003, Mr. Singletary was the co-owner and President of LSI Interests, Ltd., an oilfield service company that was acquired by National Oilwell in 2003. In addition to his vast experience in the oilfield service sector, Mr. Singletary has also been involved in the upstream E&P sector, both onshore and offshore, as a private investor for the past 26 years. Mr. Singletary obtained a Bachelor of Business Administration in Finance from the University of Texas at Austin. Mr. Singletary’s professional affiliations include the International Association of Drilling Contractors and the Society of Petroleum Engineers. We believe that Mr. Singletary’s extensive energy industry background and his experience serving as an executive officer of a public company bring important experience and skill to the Board of Directors.
Bruce W. McCullough is a member of our Board of Directors and from 1986 to 2012 served as President and Chief Executive Officer of Huntington Energy Corp., an independent exploration and production company that had been involved in activities in the Appalachian Basin, East Texas, Mid-Continent and the Gulf Coast. Prior to forming Huntington in 1986, Mr. McCullough held senior management positions with Pool Offshore, a Houston-based oil field service company. He has been a Registered Principal with a FINRA registered brokerage firm that was an underwriter for public and private oil and gas offerings and he continues to be licensed as a Registered Financial Consultant (RFC). Mr. McCullough obtained both a Bachelor of Science in Mechanical Engineering and a Masters of Business Administration in Finance from California Western University and an Audit Committee C.E. from Harvard Business School. Mr. McCullough’s professional affiliations include the Society of Petroleum Engineers and the Society of Exploration Geophysicists. We believe that Mr. McCullough’s extensive energy industry background and his experience serving as the chief executive officer of an exploration and production company along with his financial credentials bring important experience and skill to the Board of Directors.
Corporate Governance
During 2016, our Board of Directors held 4 regular and 17 special meetings. The standing committees of our Board of Directors held an aggregate of 15 meetings during this period. Each director attended 100% of the aggregate number of meetings of the Board of Directors and the committees on which he served.
Although our common units are no longer listed on the NASDAQ, our Board of Directors continues to refer to the independence standards as adopted by the NASDAQ, as well as the SEC's additional standards for audit committees, in making determinations of independence. Our Chief Executive Officer and Chief Financial Officer have each signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017, and this Form 10-K/A.
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
Committees of the Board of Directors
Audit Committee. As described in the audit committee charter, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversees, the annual audit. The audit committee also approves any other services provided by public accounting firms. The audit committee provides assistance to the Board of Directors in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial accounting, legal compliance and ethics that management and our Board of Directors established. In doing so, it is the responsibility of the audit committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and management of our Company.
The Board of Directors has determined that the chairman of the audit committee is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC. Mr. McCullough is the Chairman and Messrs. Anderson and Singletary are members of the audit committee. During 2016, the audit committee held 5 meetings. The audit committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
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
Mr. Singletary is the Chairman and Messrs. Anderson and McCullough are members of the compensation committee. During 2016, the compensation committee held 9 meetings. The compensation committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
The report of our compensation committee appears under the heading “Compensation Committee Report” on page 17.

Conflicts Committee. Our Board of Directors has established a conflicts committee to review specific matters that the Board of Directors believes may involve conflicts of interest, including transactions with related persons or with our directors and executive officers. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to the Company. Our Fifth Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) provides that members of the conflicts committee may not be officers or employees of our Company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NASDAQ and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our Company and deemed approved by all of our unitholders. However, the Board of Directors is not required by the terms of our LLC Agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the Board of Directors determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the Board of Directors in this manner will be deemed approved by all of our unitholders.
Mr. Anderson is the Chairman and Messrs. McCullough and Singletary are members of the conflicts committee. During 2016, the conflicts committee did not hold any meetings. The conflicts committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
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
Mr. Anderson is the Chairman and Messrs. McCullough and Singletary are members of the nominating and corporate governance committee. During 2016, the nominating and corporate governance committee held one meeting. The nominating and corporate governance committee charter can be found under the “Corporate Governance” tab at www.vnrllc.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership of our equity securities and reports of changes in ownership of our equity securities with the SEC. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2016 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner, except that (i)Mr. Pence filed an amended Form 4 on January 12, 2016 regarding the acquisition of phantom units he received on January 1, 2016; (ii) Mr. Pence filed an amended Form 4 on January 26, 2016 regarding the acquisition of phantom units he received on January 1, 2016; (iii) Mr. Smith filed a late Form 4 on February 2, 2016 regarding the disposition of common units as a bona fide gift on January 27, 2016; (iv) Mr. Robert filed a late Form 4 on February 2, 2016 regarding the disposition of common units as a bona fide gift on January 28, 2016 and (v) Mr. Pence filed a late Form 4 on March 30, 2016 regarding the net-down of common units as a result of restricted units that vested on January 1, 2016.
Nominations for Director
The Board of Directors seeks diverse candidates who possess the background, skills and expertise to make a significant contribution to the Company. Annually, the nominating and corporate governance committee reviews the qualifications and backgrounds of the directors, as well as the overall composition of the Board of Directors, and recommends to the full Board of Directors the slate of director candidates to be nominated for election at the next Annual Meeting of Unitholders. The Board of Directors has adopted a policy whereby the nominating and corporate governance committee shall consider the recommendations of unitholders with respect to candidates for election to the Board of Directors and the process and criteria for such candidates shall be the same as those currently used by us for director candidates recommended by the Board of Directors or management.
A unitholder who wishes to recommend to the nominating and corporate governance committee a nominee for director for the 2017 Annual Meeting should submit the recommendation in writing to our Secretary at Vanguard Natural Resources, LLC, 5847 San Felipe, Suite 3000, Houston, Texas 77057 so it is received on or before May 11, 2017 but not earlier than April 11, 2017.
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

•
contributes to the diversity of background, experience and competencies represented on the Board of Directors in a way that is likely to enhance the Board of Director’s ability to manage and direct the Company;

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
Compensation and Indemnification of Directors
Information regarding the compensation provided to our non-employee directors is presented in “Director Compensation” beginning on page 25.
Each director is fully indemnified by us for actions associated with being a member of our Board of Directors to the extent permitted under Delaware law and as provided in our LLC Agreement. We also carry director and officer liability coverage designed to insure our directors and officers, and directors and officers of our subsidiaries, against certain liabilities incurred by them in the performance of their duties. Additionally, we entered into an indemnification agreement with each of our current members of the Board of Directors, a form of which was filed as Exhibit 10.32 of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008.
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

Related Person Transactions

We have adopted an ethics policy which requires that related party transactions be reviewed to ensure that they are fair and reasonable to us. This requirement is also contained in our LLC Agreement. Whenever a conflict arises between an affiliate of the Company, on the one hand, and us or any other unitholder, on the other hand, our Board of Directors will resolve that conflict. We anticipate that our Board of Directors will submit for review and approval by our conflicts committee any material agreement that we enter into with an affiliate of the Company.

During 2016, we did not participate in any related person transactions that are required to be disclosed under the applicable rules and regulations of the SEC.

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
Based upon the reports and discussions described in this report, we recommended to the Board of Directors that the audited financial statements be included in Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.
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

Executive Officers

Certain information concerning Vanguard Natural Resources, LLC’s executive officers as of the date of this Form 10-K is set forth below.

Name	Age	Position with Vanguard
Scott W. Smith	58	President, Chief Executive Officer and Director
Richard A. Robert	51	Executive Vice President, Chief Financial Officer, Secretary and Director
Britt Pence	56	Executive Vice President of Operations
Scott W. Smith is our President, Chief Executive Officer and Director and has served as President and Chief Executive Officer since October 2006 and as Director since March 2008. Prior to joining us, from July 2004 to October 2006, Mr. Smith served as the President of Ensource Energy Company, LLC during its tender offer for the units of the Eastern American Natural Gas Trust (NYSE: NGT). He has over 34 years of experience in the energy industry, primarily in business development, marketing, and acquisition and divestiture of producing assets and exploration/exploitation projects in the energy sector. Mr. Smith’s experience includes evaluating, structuring, negotiating and managing business and investment opportunities, including energy investments similar to our targeted investments totaling approximately $400 million as both board member and principal investor in Wiser Investment Company LLC, the largest shareholder in The Wiser Oil Company (NYSE: WZR) until its sale to Forest Oil Corporation (NYSE: FST) in June 2004. From June 2000 to June 2004, Mr. Smith served on the Board of Directors of The Wiser Oil Company. Mr. Smith was also a member of the executive committee of The Wiser Oil Company during this period. From January 1998 to June 1999, Mr. Smith was the co-manager of San Juan Partners, LLC, which established control of Burlington Resources Coal Seam Gas Royalty Trust (NYSE: BRU), which was subsequently sold to Dominion Resources, Inc. Mr. Smith obtained a Bachelor of Business Administration from the University of Texas at Austin.
Richard A. Robert is our Executive Vice President, Chief Financial Officer, Secretary and Director and has served in such capacities since January 2007 and as Director since June 2014. Prior to joining us, Mr. Robert was involved in a number of entrepreneurial ventures and provided financial and strategic planning services to a variety of energy-related companies since 2003. He was Vice President of Finance for Enbridge US, Inc., a subsidiary of Enbridge Inc. (NYSE: ENB), a natural gas and oil pipeline company, after its acquisition of Midcoast Energy Resources, Inc. in 2001 where Mr. Robert was Chief Financial Officer and Treasurer. He held these positions from 1996 through 2002 and was responsible for acquisition and divestiture analysis, capital formation, taxation and strategic planning, accounting and risk management, and investor relations. Mr. Robert is a certified public accountant. Mr. Robert obtained a Bachelor of Business Administration in Accounting from Texas State University.
Britt Pence is our Executive Vice President of Operations and has served in such capacity since January 2013. Prior to this promotion, Mr. Pence was our Senior Vice President of Operations beginning in June 2010 and Vice President of Engineering since joining the Company in May 2007. Prior to joining us, since 1997, Mr. Pence was an Area Manager with Anadarko Petroleum Corporation (NYSE: APC) supervising evaluation and exploitation projects in coalbed methane fields in Wyoming and conventional fields in East Texas and the Gulf of Mexico. Prior to joining Anadarko, Mr. Pence served as a reservoir engineer with Greenhill Petroleum Company from 1991 to 1997 with responsibility for properties in the Permian Basin, South

Louisiana and the Gulf of Mexico. From 1983 to 1991, Mr. Pence served as reservoir engineer with Mobil with responsibility for properties in the Permian Basin. Mr. Pence obtained a Bachelor of Science in Petroleum Engineering from Texas A&M University.

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
Objectives and Summary of Our Executive Compensation Program
The compensation committee of our Board of Directors administers our executive compensation plans and agreements and makes compensation-related determinations regarding our executive officers. Our primary goal with respect to executive compensation has been to attract and retain the most talented and dedicated executives possible. Through our FY 2016 Employment Agreements with our named executive officers (effective January 1, 2016, for Messrs. Smith, Robert and Pence), as defined below, we have linked annual cash incentives to the achievement of specified performance objectives in an effort to align executives’ incentives with the creation of unitholder value. We also align executives’ interests with the interests of our unitholders through our use of long-term equity incentive awards under our Long-Term Incentive Plan (“LTIP”). Please refer to “Elements of Compensation” and “2016 Executive Compensation Components” for additional information regarding our annual cash incentive and long-term equity incentive programs.
In 2014, we held our second unitholder advisory vote under Section 14A of the Exchange Act on the compensation paid to our named executive officers for 2013, which resulted in over 90% of the votes cast approving such compensation. As recommended by our Board of Directors, a majority of unitholders expressed their preference for an advisory vote on executive compensation occurring every three years, and we have implemented that recommendation. As a result, our third unitholder advisory vote on executive compensation will occur as part of the 2017 Annual Meeting. In evaluating our executive compensation program for 2015, 2016 and 2017, our compensation committee did not make any changes to our executive compensation program or policies as a result of the 2014 “say on pay” advisory vote and, given the support unitholders expressed for our compensation programs, generally elected to apply the same principles in determining the types and amounts of compensation to be paid to our named executive officers for such years. The compensation committee intends to monitor the results of future “say on pay” advisory votes when evaluating the effectiveness of our executive compensation policies and practices, particularly in the event of a negative vote or significant changes in the percentage of favorable votes with regard to any such proposal.
The Compensation-Setting Process
Compensation Committee Meetings. Our compensation committee meets periodically throughout each year as required to carry out its duties. The chairman of the compensation committee works with our Chief Executive Officer to establish each meeting agenda.
The compensation committee has established an annual process for determining executive compensation. For each fiscal year, the compensation committee will review the base salaries of the named executive officers to determine whether any increase is appropriate. In addition, the compensation committee makes equity award grants under the LTIP to the named executive officers for each fiscal year, either in the form of restricted unit grants or phantom unit grants. Pursuant to the terms of the FY 2016 Employment Agreements with the named executive officers, which are described below under “—Employment Agreements,” base salary changes will be effective January 1, and equity award grants will be made effective January 1 of the following year, and annual performance-based cash bonuses will be made from 2016 forward.
The compensation committee typically meets at least once per year in the presence of our Chief Executive Officer and our Chief Financial Officer. Depending upon the agenda for a particular meeting, the compensation committee may also invite other directors to participate in compensation committee meetings. The compensation committee also meets in executive session without management. The chairman of the compensation committee works with our Chief Executive Officer and with its independent compensation consultant, Longnecker & Associates (“Longnecker”), to assemble meeting materials, which are distributed to compensation committee members for review in advance of each meeting.
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
Role of Compensation Consultant. When the compensation committee has chosen to employ an independent compensation consultant, it has chosen Longnecker as its consultant since 2008. In 2015, the compensation committee solicited the services of Longnecker to conduct an annual competitive market analysis of the base salary levels of our named executive officers’. The peer group (“Peer Group”) that Longnecker surveyed for its November 2015 analysis consisted of the following companies:

•	Breitburn Energy Partners LP

•	Carrizo Oil & Gas Inc.

•	Denbury Resource Inc.

•	Laredo Petroleum, Inc.

•	Memorial Production Partners LP

•	Oasis Petroleum Corp.

•	PDC Energy Inc.

•	SM Energy Company

•	Ultra Petroleum Corp.

•	WPX Energy, Inc.

Our compensation committee evaluates individual executive performance with a goal of setting targeted total direct compensation (base salary plus targeted annual incentives plus long term equity incentives) for our named executive officers over time at levels up to the 75th percentile of executives in other companies of similar size and stage of development engaged in the acquisition and development of mature, long-lived natural gas and oil properties, while also considering our relative performance and our own strategic goals. In past years Longnecker has assisted the compensation committee with this analysis. For the 2014 and 2015 years, in light of our historic long term equity incentive granting practices, our total unitholder return performance in recent years and our desire to retain key members of our executive team, the compensation committee did not increase the base salary of the Chief Executive Officer or Chief Financial Officer, yet remained committed to the long term equity incentive opportunity grants that were set forth within the employment agreements that were then in effect. For 2016 to 2018, the FY 2016 Employment Agreements, effective as of January 1, 2016 and described below commit us to make performance-based annual bonuses and equity awards (see “Employment Agreements” below).
Elements of Compensation
We have determined that our executives’ compensation should consist of the following elements:
Base Salary. We provide our named executive officers and other employees with a base salary to provide them with a reasonable base level of monthly income relative to their role and responsibilities they perform during the fiscal year. Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of our executives are based on the compensation committee’s assessment of the individual’s performance and available survey data for our Peer Group. During its review of base salaries for executives, the compensation committee will primarily consider:

•	market data to be provided by outside consultants;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive.
Annual Cash Incentive Compensation. Annual cash incentive compensation is intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. Our annual cash incentive compensation program links annual cash incentives with the achievement of specified performance objectives in an effort to align executives’ incentives with creation of unitholder value. Currently, a portion of the annual cash incentive award for each named executive officer is tied to specified company performance objectives and a portion of the annual cash incentive award is discretionary and tied to individual performance. Individual performance objectives may vary depending on the individual executive, but relate generally to strategic factors such as expansion of our operations and to financial factors such as improving our results of operations and increasing our monthly cash distributions. The actual amount of incentive compensation for each year is determined following a review of company performance and each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of the following year, subject to the formula-based changes described below that took effect in 2016.
LTIP Awards. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of unit-based awards. We adopted the LTIP prior to the consummation of our initial public offering. Our LTIP was adopted to incentivize and reward employees, consultants, directors and employees who perform services for us. The LTIP does not provide for formulaic or automatic grants of any awards, however, the FY 2016 Employment Agreements with our named executive officers do provide for annual equity awards, as described beginning on page 11. It is a traditional omnibus plan that permits the grant of various types of awards (units, options, appreciation rights, restricted units and phantom units) as determined by our compensation committee, in its sole discretion, subject to the formula-based changes described below that took effect in 2016.
The compensation committee has the authority under the LTIP to award incentive compensation to our executive officers in such amounts and on such terms as the compensation committee determines in its sole discretion. The compensation committee considers data provided by Longnecker in determining which individuals who perform services (directly or indirectly) for our benefit will receive awards, the type of award or awards, the amount and the performance and vesting terms of such awards. Through the year ended December 31, 2016, only unit options, restricted units and phantom units (including appreciation-only awards more akin to unit appreciation rights) have been granted under the LTIP and these awards occurred at levels required under the FY 2016 Employment Agreements entered into with our named executive officers.
Through the year ended December 31, 2016, outstanding restricted units and phantom units (including appreciation-only awards) under the LTIP were eligible to receive cash distributions paid on certain of the units awarded. These cash distributions were paid to the award holders at the same time distributions were paid to unitholders generally. Alternatively, participants could have elected to defer all or any portion of the distributions with respect to certain awards.
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
Retirement Savings Plan
All employees, including our named executive officers, may participate in our Retirement Savings Plan, or 401(k) Plan. We provide this plan to help our employees save for retirement in a tax-efficient manner. Each employee may currently make pre-tax contributions of up to $18,000 (for 2016) of their base salary if they are under 50 years old and $24,000 (for 2016) of their base salary if they are over 50 years old. We make “safe harbor” matching contributions to the 401(k) Plan equaling up to 6% of compensation (subject to certain adjustments) for each eligible employee, including the named executive officers (up to a maximum amount of $15,900 for 2016). All contributions are fully vested. All amounts that we contributed to the 401(k) Plan for 2016 on behalf of our named executive officers are disclosed in the “Summary Compensation Table.”
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
We entered into amended employment agreements (the “FY 2016 Employment Agreements”) with Messrs. Smith, Robert and Pence on March 18, 2016, which were effective January 1, 2016, in each case, to set forth the revised terms of each executive’s employment relationship with us after considering then-current market conditions, the executives’ then-current level of compensation, the recommendations of our Chief Executive Officer (with respect to the compensation of Mr. Robert and Mr. Pence) and the recommendations for executive compensation as contained in Longnecker’s executive compensation review from December 2015.
In addition to establishing minimum base salaries and annual performance-based bonus opportunities, the FY 2016 Employment Agreements also provided the named executive officers with annual equity-based compensation awards, consisting of restricted units and/or phantom units granted under the LTIP. Each of the executives is eligible to receive annual equity-based compensation awards having an aggregate fair market value equal to the executive's current annual base salary times a set multiplier, which is five and a half (5.5) times in the case of Mr. Smith, four (4.0) times in the case of Mr. Robert, and three and a half (3.5) times in the case of Mr. Pence. These annual equity-based compensation award grants are intended to reward these individuals for their service with Vanguard and to align the interests of management with those of our unitholders. Our executive officers’ FY 2016 Employment Agreements also provided the executives with certain other benefits, including reimbursement of business and entertainment expenses. The initial term of the FY 2016 Employment Agreements with Messrs. Smith, Robert and Pence ends on January 1, 2019.
2016 Executive Compensation Components
For the year ended December 31, 2016, the principal components of compensation for our named executive officers determined by the FY 2016 Employment Agreements were:

•	Short-term compensation:

•	base salary;

•	annual incentive compensation awards; and

•	distributions on restricted units and phantom unit awards

•	Long-term equity compensation:

•	awards of restricted units

•	Retirement and other benefits
Our compensation committee believes that a large amount of “at-risk” compensation is appropriate to retain and motivate our named executive officers in providing future services to us. In addition, our compensation committee seeks to provide a mix of compensation elements that is similar to the mix of compensation elements provided by other companies within our general peer group. We do not allocate cash or non-cash compensation, or short-term or long-term compensation, to the executives under any specific formula (other than in accordance with the FY 2016 Employment Agreements), but instead take into consideration all factors that we think are appropriate to consider at the time that compensation decisions are being made.
Base Salary
The 2015 Longnecker Report concluded that, in comparison to Chief Executive Officer base salaries at the Peer Group companies, our Chief Executive Officer’s base salary was, on average, approximately 93% of the base salaries of comparable executive officers at companies in the 25th percentile of our Peer Group and 77% of the base salaries of comparable executive officers at companies in the 50th percentile of our Peer Group. The 2015 Longnecker Report also concluded that our Chief Financial Officer were receiving a base salary that generally aligned with the base salaries of chief financial officers at companies in the 75th percentile of our Peer Group. As a result of this review and the individual contributions and responsibilities of our named executive officers during the year, the compensation committee determined that it was appropriate to increase the base salaries of our named executive officers for 2016 in order to align their targeted total direct compensation with the market 75th percentile. The table below reflects the base salary rates for our named executive officers:

Named Executive Officer	Base Salary as of January 1, 2016	Base Salary as of January 1, 2017	Base Salary as of January 1, 2018
Scott W. Smith	$600,000	$650,000	$700,000
Richard A. Robert	$470,000	$490,000	$510,000
Britt Pence	$440,000	$450,000	$460,000

Annual Cash Incentive Compensation

The annual cash incentive awards for our named executive officers for 2016 were based on the annual cash incentive compensation program established by our Board of Directors and set forth in each named executive officer’s FY 2016 Employment Agreement. Potential annual cash incentive awards are comprised of four parts: (i) Adjusted EBITDA Results (Actual to Forecast) (“AER”); (ii) Production Results (Actual to Forecast) (“PR); (iii) Lease Operating Expenses (Actual to Forecast) (“LOE”); and (iv) Cash General and Administrative Expenses (Actual to Forecast) (“G&A”). The four components each individually comprise 25% of the aggregate potential annual bonus. The annual cash incentive awards are not subject to a minimum payout, but the maximum aggregate payout may not exceed two times an executive officer’s base salary. The chart below illustrates the target bonus opportunity for each named executive officer with respect to each of the four bonus components:

Target Bonus Opportunities
	Target Bonus Opportunity for AER Component	Target Bonus Opportunity for PR Component	Target Bonus Opportunity for LOE Component	Target Bonus Opportunity for G&A Component
Scott W. Smith	$150,000	$150,000	$150,000	$150,000
Richard A. Robert	$117,500	$117,500	$117,500	$117,500
Britt Pence	$110,000	$110,000	$110,000	$110,000

The AER component is calculated by comparing the actual Adjusted EBITDA Results to the forecast. The 2016 targets were as follows for this component of the bonus:

Percentage of Target Bonus Opportunity for AER Component Earned	12.5%	18.75%	25%	31.25%	37.5%	43.75%	50%
AER (in MM)	>$332.4	>$343.0	>$353.6	>$364.2	>$374.8	>$385.4	>$396.0

The PR component is calculated by comparing the actual Production Results to the forecast. The 2016 targets were as follows for this component of the bonus:

Percentage of Target Bonus Opportunity for PR Component Earned	12.5%	18.75%	25%	31.25%	37.5%	43.75%	50%
PR (Mcfe/d)	<419.9	>428.7	>437.4	>446.1	>454.9	>463.62	>472.4

The LOE component is calculated by comparing the actual lease operating expenses to the forecast. The 2016 targets were as follows for this component of the bonus:

Percentage of Target Bonus Opportunity for LOE Component Earned	12.5%	18.75%	25%	31.25%	37.5%	43.75%	50%
LOE (in MM)	>$172.2	>$168.9	<$165.6	<$162.3	<$159.0	<$155.7	<$152.4

The G&A component is calculated by comparing the actual cash general and administrative expenses to the forecast. The 2016 targets were as follows for this component of the bonus:

Percentage of Target Bonus Opportunity for G&A Component Earned	12.5%	18.75%	25%	31.25%	37.5%	43.75%	50%
G&A (in MM)	<$43.1	<$42.2	<$41.4	<$40.6	<$39.7	<$38.9	<$38.1

For 2016, the Board of Directors did not use a discretionary multiplier to determine bonuses, due to its determination that its formula-based approach provided suitable and appropriate executive compensation.
For 2016, our achievement with respect to the specified performance goals and the amounts awarded to the named executive officers for each of the four components of the annual cash incentive bonus are reflected in the table below:

Executive Officer	AER Bonus Component			PR Bonus Component			LOE Bonus Component			G&A Bonus Component			Total Bonus Amount (2)
	Performance Achieved	Bonus Multiplier (1)	Bonus Amount	Performance Achieved	Bonus Multiplier (1)	Bonus Amount	Performance Achieved	Bonus Multiplier (1)	Bonus Amount	Performance Achieved	Bonus Multiplier (1)	Bonus Amount
Scott W. Smith	$395.8	43.75%	$262.5	432.7	18.75%	$112.5	$159.7	31.25%	$187.5	$35.0	50%	$300.0	$862,500
Richard A. Robert	$395.8	43.75%	$205.6	432.7	18.75%	$88.1	$159.7	31.25%	$146.9	$35.0	50%	$235.0	$675,600
Britt Pence	$395.8	43.75%	$192.5	432.7	18.75%	$82.5	$159.7	31.25%	$137.5	$35.0	50%	$220.0	$632,500

    (1) For each component, the “Bonus Multiplier” equals the percentage of Target Bonus Opportunity (identified in the chart above entitled “Target Bonus Opportunities” for each component) earned with respect to such component.
(2) The 2016 bonus was calculated quarterly on a cumulative basis for each of the four components and was paid out in cash following the public release of quarterly earnings. As a result of the ongoing Chapter 11 Cases, we have no authority to pay the fourth quarter bonuses to the named executive officers. Therefore, of the total calculated annual bonus amounts reflected in the table above, only $703,125, $550,782 and $515,625 were paid to Messrs. Smith, Robert and Pence, respectively, for the first three quarters of 2016.
Cash Distributions on Unvested Restricted Unit Awards and Payments on Phantom Unit Awards
For the year ended December 31, 2016, participants, including our named executive officers, who held outstanding restricted unit grants or phantom unit grants (including phantom units that are designed as appreciation vehicles and act as unit appreciation rights) received current distributions paid on the units awarded, with the underlying units being retained in our custody and subject to restrictions on sale or transfer until the restrictions lapse (in the case of restricted units) or the awards are settled (in the case of phantom units). Effective for awards made after January 1, 2016, distribution equivalent rights for the foregoing awards provide that 50% of any distributions with respect to their units would be paid immediately, with the remainder being paid as vesting occurred. Alternatively, with respect to certain phantom unit awards, participants could elect to defer all or any portion of these distributions until payment of the underlying award. Each of our named executive officers received the following cash distributions on their unvested restricted units and their phantom unit awards during 2016:

Name	2016 Distributions on Unvested Restricted Units	2016 Payment on Phantom Units
Scott W. Smith	$4,500	$61,082
Richard A. Robert	$3,375	$36,939
Britt Pence	$—	$28,970

Long-Term Incentive Compensation
In keeping with our philosophy that compensation should incentivize executives and create long-term value for our unitholders, we provide a significant portion of our named executive officers’ compensation in the form of long-term equity incentive compensation. We typically grant long-term equity awards under the LTIP to our named executive officers each year; however, pursuant to the FY 2016 Employment Agreements (and the agreements that preceded them), equity awards are made effective January 1 of the year following the performance year. As a result, the annual equity awards for the 2016 performance year were made on January 1, 2017, and, in accordance with SEC rules, will be reported in the Summary Compensation Table as 2017 compensation in our fiscal year 2017 Form 10-K or the proxy statement for our 2018 Annual Meeting of Unitholders. The awards that are reflected in our Summary Compensation Table for the 2016 year relate to the awards that we granted on January 4, 2016, but which were granted with respect to the 2015 performance year.
As described above under “—Employment Agreements,” each of our named executive officers is eligible to receive an annual equity award with an aggregate fair market value equal to the executive’s annual base salary rate (on the date of grant) multiplied by a specified multiplier. Accordingly, on January 1, 2016 with respect to the 2015 performance year, and on January 1, 2017 with respect to the 2016 performance year, the named executive officers each received an award of restricted units with an aggregate fair market value on the date of grant equal to (i) five and a half (5.5) times base salary, in the case of Mr. Smith, (ii) four (4) times base salary, in the case of Mr. Robert, and (iii) three and a half (3.5) times base salary, in the case of Mr. Pence. The restricted units vest in three substantially equal annual installments on the first three anniversaries of the date of grant of the awards, subject to continued employment by the executive. Each executive is entitled to receive distribution equivalent rights with respect to the restricted units, subject to immediate payout of 5% of unit distributions and to the remainder being subject to the same vesting requirements as the underlying restricted units and will be paid at the time the restricted units vest.
Termination Arrangements and Change in Control Provisions
The FY 2016 Employment Agreements with our named executive officers provide for compensation to be paid under certain conditions, such as following a change in control, upon a termination by us “without cause” or by the executive for “good reason” or due to the executive’s death or disability, each as defined in the applicable agreement. In addition, the vesting of outstanding restricted unit and phantom unit awards granted under our LTIP may be accelerated, and payments of certain previously vested phantom units may be triggered, in the event of certain occurrences, such as a change in control or specified terminations of employment. These provisions are designed to meet the following objectives:

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
Risk Considerations in our Overall Compensation Program
We believe that our compensation program is structured in such a way as to discourage excessive risk-taking. In making this determination, we considered various aspects of our compensation program, including the mix of fixed and performance-based compensation for management and other key employees. Our performance-based compensation awards are designed to reward both short- and long-term performance. By linking a portion of total compensation to our long-term performance, we mitigate any short-term risk that could be detrimental to our long-term best interests and the creation of unitholders value. Our equity-based performance awards are subject to multi-year vesting periods and derive their value from our total performance, which we believe further encourages decision-making that is in the long-term best interests of us and our unitholders. We believe that in the aggregate, our compensation program discourages any risk-taking that could be detrimental to the long-term interests of Vanguard, our performance, or our unit price. In conclusion, we believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
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
Section 409A of the Internal Revenue Code governs the payment of deferred compensation. Failure to comply with the requirements of Section 409A can result in an additional 20% tax (and late payment penalties) on noncompliant payments to executives, and we intend that payments under our FY 2016 Employment Agreements and the LTIP comply with, or are exempt from, the payment restrictions of Section 409A or the regulations thereunder.
Compensation-Related Governance Practices
Unit Ownership Guidelines
We believe that broad-based unit ownership by our employees, including our named executive officers, is effective in increasing the alignment between the interests of our employees and our unitholders. We do not, however, have a formal requirement for unit ownership by any group of employees or directors.
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
2016 Summary Compensation Table
The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Scott W. Smith	2016	$600,000	$0	$3,300,001	$862,500	$15,900	$4,778,401
President, Chief	2015	$550,000	$137,500	$2,750,004	$137,500	$1,420	$3,576,424
Executive Officer and Director	2014	$550,000	$137,500	$2,749,995	$412,500	$15,600	$3,865,595

Richard A. Robert	2016	$470,000	$0	$1,879,999	$675,625	$15,900	$3,041,524
Executive Vice President, Chief	2015	$450,000	$112,500	$1,574,996	$112,500	$1,361	$2,251,357
Financial Officer, Secretary and Director	2014	$450,000	$112,500	$1,575,010	$337,500	$15,600	$2,490,610

Britt Pence	2016	$440,000	$0	$1,539,998	$632,500	$15,900	$2,628,398
Executive Vice President of	2015	$404,250	$101,063	$1,111,684	$101,063	$15,900	$1,733,960
Operations	2014	$394,625	$101,062	$1,058,764	$303,188	$15,600	$1,873,239

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

(2)
Represents amounts paid for 2014 and 2015 pursuant to our annual cash incentive program with respect to the individual performance component determined at the sole discretion of our Board of Directors. There was no individual performance bonus component for the fiscal year ended 2016 for our named executive officers. Other payments made pursuant to the annual cash incentive program with respect to the AER, PR, G&A and LOE components are included in the “Non-Equity Incentive Plan Compensation” column.

(3)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted unit awards and full-value phantom unit awards granted pursuant to the LTIP, disregarding the estimate of forfeitures. The only equity awards granted to our named executive officer in 2016 were phantom unit awards granted to Messrs. Smith, Robert and Pence with respect to the 2015 performance year. Assumptions used in the calculation of the restricted unit awards granted in 2016 are included in footnote 10 to our audited financial statements for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Awards granted with respect to the 2016 performance year were not granted until the 2017 year, therefore they will be reflected in next year’s Summary Compensation Table as applicable.

(4) Represents amounts paid for 2016 pursuant to our annual cash incentive program with respect to the AER, PR, LOE and G&A components. Other payments made pursuant to the annual cash incentive program with respect to the individual performance component for fiscal years ended 2014 and 2015 were determined at the sole discretion of our Board of Directors are included in the “Bonus” column.
(5) Amount shown for each named executive officer is the amount received in the form of matching contributions to our 401(k) Plan.

Grants of Plan Based Awards
The following table sets forth certain information regarding the restricted units we granted under our LTIP and the non-equity incentive plan portion of our annual cash incentive awards granted to the named executive officers in the year ended December 31, 2016.

		Estimated future payouts under non-equity incentive plan awards (1)
Name	Grant Date	Threshold	Target	Maximum	All Other Unit Awards; Number of Units (2)	Grant Date Fair Value of Unit Awards ($) (3)
Scott W. Smith	1/4/2016				1,107,383	$3,300,001
	Annual Bonus	—	$600,000	$1,200,000
Richard A. Robert	1/4/2016				630,872	$1,879,999
	Annual Bonus	—	$470,000	$940,000
Britt Pence	1/1/2016				516,778	$1,539,998
	Annual Bonus	—	$440,000	$880,000

(1)
Represents the potential payouts with respect to the AER, PR, LOE and G&A components of the 2016 awards granted under our annual cash incentive compensation program. The target payout under each of the AER, PR, LOE and G&A components for 2016 was 25% of base salary, making the cumulative target equal to 100% of base salary. The maximum payout under each of the AER, PR, LOE and G&A components for 2016 was 50% of target, and the overall maximum that may be paid out under the annual cash incentive compensation program to each named executive officer for 2016 was two (2) times the officer’s base salary. These awards were subject to achieving certain performance targets, as described in greater detail under “2016 Executive Compensation Components—Annual Cash Incentive Compensation.” The amounts actually paid with respect to these components are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2016. As previously noted, amounts reported in the table above do not include amounts potentially payable with respect to the individual performance portion of the annual cash incentive awards that is determined in the sole discretion of the Board of Directors. The amounts actually paid with respect to the individual performance portion of the awards are reported in the “Bonus” column of the Summary Compensation Table for 2016.

(2) All awards reflected in this column are phantom unit grants.

(3)
Represents the aggregate grant date fair value of the phantom unit awards made to the named executive officers in fiscal year 2016 computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures. The value ultimately realized by the executive upon the actual vesting or payment of the awards may be greater or less than the FASB ASC Topic 718 value. The phantom unit awards reflected in this table were granted with respect to the 2015 performance year; awards granted with respect to the 2016 performance year were not granted until the 2017 year and will be reflected in next year’s Grants of Plan Based Awards Table as applicable.

Outstanding Equity Awards at December 31, 2016
The following table provides the number and value of outstanding restricted unit and phantom unit awards held by our named executive officers as of December 31, 2016, including awards that were granted prior to 2016.

	Unit Awards
Name	Number of Unvested Units (1)	Market Value of Unvested Units ($)(2)
Scott W. Smith	1,350,089	$904,560

Richard A. Robert	780,830	$523,156

Britt Pence	590,911	$395,910

(1)
Each named executive officer’s outstanding restricted units vest in equal one-third installments on each annual anniversary of the grant date, except for (a) the 50,000 and 37,500 restricted units granted to Mr. Smith and Mr. Robert, respectively, on November 15, 2013, which vest in full on the fifth anniversary of the grant date. The full-value phantom unit awards that were granted on August 1, 2012 to each named executive officer vest in equal one-fifth installments annually beginning May 18, 2013 and each anniversary thereof. The full-value phantom unit awards that were granted on January 1, 2016 and January 4, 2016 vest in equal one-third installments on the annual anniversary of the grant date. The table below reflects the number of unvested unit awards for each named executive officer as of December 31, 2016.

(2)     Based on the closing sales price of our common units on December 30, 2016 of $0.67.

Name	Grant Date	Type of Award	Number of Units Granted	Number of Unvested Units
Scott W. Smith	11/15/13	Restricted Units	50,000	50,000
	01/01/14	Restricted Units	93,157	31,052
	01/01/15	Restricted Units	182,482	121,654
	08/01/12	Phantom Units	200,000	40,000
	01/01/16	Phantom Units	1,107,383	1,107,383
Total				1,350,089

Richard A. Robert	11/15/13	Restricted Units	37,500	37,500
	01/01/14	Restricted Units	53,354	17,784
	01/01/15	Restricted Units	104,512	69,674
	08/01/12	Phantom Units	125,000	25,000
	01/04/16	Phantom Units	630,872	630,872
Total				780,830

Britt Pence	01/01/14	Restricted Units	35,866	11,955
	01/01/15	Restricted Units	73,768	49,178
	08/01/12	Phantom Units	65,000	13,000
	01/01/16	Phantom Units	516,778	516,778
Total				590,911

Option Exercises and Units Vested Table
The following table sets forth information for each named executive officer on option award exercises and unit award vesting on an aggregated basis during the fiscal year ended December 31, 2016.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Scott W. Smith	131,880	$335,402
Richard A. Robert	77,622	$195,313
Britt Pence	49,545	$128,924

(1) The value realized on vesting of the restricted unit awards and full-value phantom unit awards is computed by multiplying the number of units vesting by the market price of the underlying units as of the vesting date, as reflected in the following table:

Name	Grant Date	Type of Award	Number of Units Vesting	Vesting Date	Market Price Per Unit (a)	Total Value
Scott W. Smith	01/01/14	Restricted Unit	31,052	01/01/16	$2.98	$92,535
	01/01/15	Restricted Unit	60,828	01/01/16	$2.98	$181,267
	08/01/12	Phantom Unit	40,000	05/18/16	$1.54	$61,600
Total			131,880			$335,402

Richard A. Robert	01/01/14	Restricted Unit	17,784	01/01/16	$2.98	$52,996
	01/01/15	Restricted Unit	34,838	01/01/16	$2.98	$103,817
	08/01/12	Phantom Unit	25,000	05/18/16	$1.54	$38,500
Total			77,622			$195,313

Britt Pence	01/01/14	Restricted Unit	11,955	01/01/16	$2.98	$35,626
	01/01/15	Restricted Unit	24,590	01/01/16	$2.98	$73,278
	08/01/12	Phantom Unit	13,000	05/18/16	$1.54	$20,020
Total			49,545			$128,924

(a)	The market price per unit is equal to the closing price of our common units on the most recent trading day prior to the vesting date.

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
Potential Payments Upon Termination or Change in Control
Except as otherwise described below, the FY 2016 Employment Agreements and LTIP equity award agreements for each of our executive officers provide for substantially similar trigger events upon certain terminations of employment of our executive officers and/or the occurrence of a change in control, and for substantially similar payments upon such trigger events.
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
We, by action of our Board of Directors, may also terminate an executive’s employment at any time for “cause,” which means: (1) the executive officer’s commission of theft, embezzlement, any other act of dishonesty relating to his employment with us or any willful and material violation of any law, rules or regulation applicable to us, including, but not limited to, those laws, rules or regulations established by the SEC, or any self-regulatory organization having jurisdiction or authority over the executive officer or us; (2) the executive officer’s conviction of, or plea of guilty or nolo contendere to, any felony or of any other crime involving fraud, dishonesty or moral turpitude; (3) a determination by the Board of Directors that the executive officer has materially breached the FY 2016 Employment Agreement (other than during any period of disability) where such breach is not remedied within 10 days after written demand by the Board of Directors for substantial performance is actually received by the executive officer which specifically identifies the manner in which the Board of Directors believes the executive officer has so breached; or (4) the executive officer’s willful and continued failure to perform his reasonable and customary duties pursuant to his position with us which such failure is not remedied within 10 days after written demand by the Board of Directors for substantial performance is actually received by the executive officer which specifically identifies the nature of such failure. We also may terminate an executive’s FY 2016 Employment Agreement for any other reason, including without “cause,” in the sole discretion of our Board of Directors.
The executive may terminate his employment for “good reason,” which means: (1) the assignment to the executive officer of duties and responsibilities that are materially inconsistent with those normally associated with his position; (2) a material reduction in the executive officer’s base salary; (3) the executive officer’s removal from his position as stated in his FY 2016 Employment Agreement, other than for cause or by death or disability, to a position not at least equivalent in authority and duties; (4) the relocation of the executive officer’s principal place of business to a location 50 or more miles from its location as of the effective date of his FY 2016 Employment Agreement without the executive officer’s written consent; (5) a material breach by us of his FY 2016 Employment Agreement, which materially adversely affects the executive officer; and (6) our failure to make any material payment to the executive officer as required to be made under the terms of his FY 2016 Employment Agreement, provided in each of the foregoing instances that the breach is not cured within 30 days after the executive officer provides written notice to us which provides in reasonable detail the nature of the alleged good reason event. Finally, the executive officer may terminate his FY 2016 Employment Agreement for any other reason, in his sole discretion.
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
Termination for Cause or Other Than for Good Reason. Upon termination by us for cause or by the executive other than for good reason (each as defined above), the executive officer is only entitled to any Accrued Obligations that may be due to him at the time of termination under his FY 2016 Employment Agreement. Additionally, (a) upon any termination of employment by us for cause, any unvested or vested restricted units or unvested or vested phantom units held by the executive officer that have not previously been settled, as well as any unvested appreciation-only phantom units that are held by Messrs. Smith and Robert, will be forfeited to us, and (b) upon any termination of employment by the executive for a reason other than good reason, any unvested restricted units or unvested phantom units held by the officers will be forfeited, and vested restricted units or vested phantom units will be settled in accordance with the terms of the relevant award agreements.
Payments Made Under Phantom Units. For any termination of employment for any reason other than a termination by us for cause (as defined above), any vested and outstanding phantom units granted annually to the executive officers pursuant to their FY 2016 Employment Agreements (including appreciation-only awards) held by any of the executive officers shall be paid in either cash or units pursuant to the terms of the relevant annual phantom unit award agreement, along with a lump sum cash payment of any deferred distribution equivalent rights granted tandem to such phantom units, on the six month anniversary of the officer’s termination of employment, if such a delay would be necessary to avoid the imposition of additional taxes to the executive under Section 409A of the Internal Revenue Code.
Payments Made upon a Change in Control
Under Messrs. Smith, Robert and Pence’s FY 2016 Employment Agreements, the occurrence of a change in control will entitle each executive officer to (i) a lump sum cash payment in an amount equal to two times the sum of (A) such executive officer’s then-current annual base salary, (B) the annual bonus paid or payable with respect to the calendar year preceding the year in which the change in control occurs and (ii) the accelerated vesting of any unvested restricted units held by the executive officer, as well as any unvested phantom unit awards and any other awards that are outstanding at the time of the change in control that were granted pursuant to the LTIP, such awards to be settled in accordance with the terms and conditions of the LTIP and the applicable individual award. None of our named executive officers is entitled to receive a gross~~-~~up payment for any potential excise taxes that may be imposed on any change in control payment.
Estimated Payments to Executives
Assuming that a change in control occurred on December 31, 2016 and/or each executive was terminated under each of the above circumstances on December 31, 2016, and the closing price of our units on December 30, 2016 (which was the last trading day of the 2016 fiscal year) was equal to $0.67 per unit, payments and benefits owed to such executives would have an estimated value as set forth in the tables below. Actual payment amounts cannot be determined with any certainty until the termination or change in control event occurs in the future.

Scott W. Smith	Cash Payments (1)	Value of Accelerated Vesting of Equity Awards	Value of Settlement of Awards Upon Triggering Event	Total
Without Cause or for Good Reason	$1,800,000	$135,813	$768,747	$2,704,560
Change in Control	$1,750,000	$135,813	$768,747	$2,654,560
Death	$600,000	$135,813	$768,747	$1,504,560
Disability	$600,000	$135,813	$768,747	$1,504,560

Richard A. Robert	Cash Payments (1)	Value of Accelerated Vesting of Equity Awards	Value of Settlement of Awards Upon Triggering Event	Total
Without Cause or for Good Reason	$1,410,000	$83,722	$439,434	$1,933,156
Change in Control	$1,390,000	$83,722	$439,434	$1,913,156
Death	$470,000	$83,722	$439,434	$993,156
Disability	$470,000	$83,722	$439,434	$993,156

Britt Pence	Cash Payments (1)	Value of Accelerated Vesting of Equity Awards	Value of Settlement of Awards Upon Triggering Event	Total
Without Cause or for Good Reason	$1,320,000	$40,959	$354,951	$1,715,910
Change in Control	$1,284,250	$40,959	$354,951	$1,680,160
Death	$440,000	$40,959	$354,951	$835,910
Disability	$440,000	$40,959	$354,951	$835,910

(1)
Under Messrs. Smith, Robert and Pence’s FY 2016 Employment Agreements, the occurrence of a change in control will entitle each executive officer to a lump sum cash payment of two times the sum of such executive officer’s (i) then current base salary and (ii) annual bonus paid or payable with respect to the calendar year preceding the year in which the change in control occurs. For purposes of these tables we have used the value of the annual bonus as well as the non-equity incentive plan compensation award provided to the executives with respect to the 2015 year to calculate the cash payment that could have become payable on December 31, 2016.

Non-Competition Provisions
Each executive’s FY 2016 Employment Agreement contains certain confidentiality, non-solicitation and non-competition provisions. Each executive agrees, during his term of employment and following his termination date, not to disclose Vanguard's confidential information. If an executive’s termination is as a result of the executive’s voluntary termination without “good reason” or of a termination by us for “cause,” for a period of sixty days from the date of termination, the executive will not, directly or indirectly:

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
Following an executive’s termination as a result of an executive’s voluntary termination without “good reason” or a termination by us for “cause,” the executive may have investments in securities which are issued by an entity involved in or conducting business that is directly competitive with our business, provided that the executive, directly or indirectly, does not own more than 5% of the outstanding equity or voting securities of such an entity. The executive is also not prohibited from owning an interest in any entity which conducts business that is directly competitive with our business if such interest was owned by the executive when the executive’s FY 2016 Employment Agreement was executed. In both instances, this right exists only to the extent the executive does not have the right to direct the activities of such business entity.
Director Compensation
We use a combination of cash and unit-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting independent director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us, as well as the skill-level required by us of members of our Board of Directors.
In 2016, each independent member of our Board of Directors received an equity grant under our LTIP of 41,946 phantom units valued at $125,000 at the time of such grant for his service as a member of our Board of Directors for the year. These phantom units become 100% vested on the one year anniversary of the date of grant, provided the director has continuously remained a member of our Board of Directors through that date. In addition, the Board of Directors approved the compensation committee’s recommendation to increase the amount of cash compensation paid to the independent members of our Board of Directors from $15,000 per quarter in 2015 to $31,250 per quarter in 2016.
Each member of our Board of Directors is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director is fully indemnified by us for actions associated with being a member of our Board of Directors to the extent permitted under Delaware law and as provided in our LLC Agreement and in accordance with the indemnification agreements.
2016 Director Summary Compensation Table
The table below summarizes the compensation paid by us to our independent directors for the fiscal year ended December 31, 2016.

Name (1)	Fees Earned or Paid	Unit Awards Cash Value (2)	Total ($)
W. Richard Anderson	$125,000	$125,000	$250,000
Bruce W. McCullough	$125,000	$125,000	$250,000
Loren Singletary	$125,000	$125,000	$250,000

(1)
Messrs. Smith and Robert are not included in this table as they are also executive officers and receive no additional compensation for their service as directors. All compensation provided to or earned by Messrs. Smith and Robert for 2016 is reported in the Summary Compensation Table above.

(2)
Each independent Board member was granted 41,946 phantom units on January 4, 2016 as part of their annual compensation package. These phantom units became 100% vested on the one year anniversary of the date of grant, provided the director continuously remained a member of our Board of Directors through that date. Any unvested units will be forfeited upon termination of services for any reason, unless otherwise waived. The value reported above reflects the aggregate grant date fair value of phantom unit awards granted in 2016 computed in accordance with FASB ASC Topic 718, disregarding any estimate of forfeitures. Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of December 31, 2016, Messrs. Anderson, McCullough and Singletary each held 41,946 unvested phantom units, which became 100% vested on January 4, 2017. Upon vesting, Messrs. Anderson, McCullough and Singletary each received a cash payment totaling $32,717.88, the fair market value of the phantom units, based on the January 3, 2017 closing price of $0.78 per unit.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise / Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	(1)	$—	3,346,733
Equity compensation plans not approved by security holders	—		$—	—
Total	—		$—	3,346,733

(1)   Does not include 3,756,029 phantom units that have been granted under the LTIP and which may be settled in either common units or cash at the discretion of the compensation committee.

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

Percentage of total units beneficially owned is based on 130,929,399 common units outstanding and 420,000 Class B units outstanding as of April 24, 2017. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address of all of our directors and executive officers is c/o Vanguard Natural Resources, LLC, 5847 San Felipe, Suite 3000, Houston, Texas 77057.

	Common Units Beneficially Owned		Preferred Units Beneficially Owned		Class B Units Beneficially Owned (1)		Total Units Beneficially Owned
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Number	Percentage	Number	Percentage
Directors and Named Executive Officers
Scott W. Smith (2)	450,241	*	—	*	240,000	57.1%	690,241	*
Richard A. Robert (2)	489,027	*	—	*	125,000	29.8%	614,027	*
Britt Pence (2)	200,690	*	—	*	50,000	11.9%	250,690	*
W. Richard Anderson	43,065	*	—	*	—	—	43,065	*
Bruce W. McCullough	34,199	*	1,000	*	—	—	35,199	*
Loren Singletary	47,434	*	—	*	—	—	47,434	*
All directors and executive officers as a group (6 persons)	1,264,656	*	1,000	*	415,000	98.8%	1,680,656	1.3%

*	Less than 1%.

(1)	There are an additional 40,000 Class B units available to be issued in the future.

(2)	The Class B units have substantially the same rights as the common units and will become convertible into common units at the election of the holder.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence
Although our common units are no longer listed on the NASDAQ, our Board of Directors continues to refer to the independence standards as adopted by the NASDAQ, as well as the SEC’s additional standards for audit committees, in making determinations of independence. Our Chief Executive Officer and Chief Financial Officer have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017, and this Form 10-K/A. For a director to be considered independent, the Board of Directors must affirmatively determine that such director has no material relationship with us. When assessing the materiality of a director’s relationship with us, the Board of Directors considers the issue from both the standpoint of the director and from that of persons and organizations with whom or with which the director has an affiliation. The Board of Directors has adopted standards to assist it in determining if a director is independent. A director shall be deemed to have a material relationship with us and shall not be deemed to be an independent director if:

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
Audit Fees. Audit fees charged by BDO USA, LLP (“Audit Fees”) represent fees for professional services provided by our principal accountant in connection with the audit of our annual financial statements and of management’s assessment and the effectiveness of internal control over financial reporting included in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings and other statutory or regulatory filings. For the years ended December 31, 2016 and 2015, we paid BDO USA, LLP Audit Fees in the amount of $542,750 and $501,164, respectively.
Audit-Related Fees. Audit-related fees charged by BDO USA, LLP (“Audit-Related Fees”) are fees for assurance and related services that are reasonably related to the performance by our principal accountant of the audit or review of our financial statements that are not Audit Fees. BDO USA, LLP received fees for audits of acquisition-related financial statements. There were no Audit-Related Fees for the year ended December 31, 2016. These fees totaled approximately $119,092 for the year ended December 31, 2015.
Tax Fees. Tax fees charged by BDO USA, LLP (“Tax Fees”) include professional services performed by our principal accountant for tax compliance, tax advice and tax planning. There were no Tax Fees for the years ended December 31, 2016 or 2015.
All Other Fees. All Other Fees includes the aggregate fees for products and services provided by our principal accountant that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” There were no Other Fees for the years ended December 31, 2016 or 2015.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April, 2017.

VANGUARD NATURAL RESOURCES, LLC
/s/ Scott W. Smith
Scott W. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 25, 2017	/s/ Scott W. Smith
Scott W. Smith
President, Chief Executive Officer and Director
(Principal Executive Officer)

April 25, 2017	/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

April 25, 2017	*
W. Richard Anderson
Director

April 25, 2017	*
Bruce W. McCullough
Director

April 25, 2017	*
Loren B. Singletary
Director

By:	* /s/ Scott W. Smith, Attorney in Fact
Name:	Scott W. Smith