Form 10-Q
period 2017-03-31
Vanguard Natural Resources, LLC
filed 2017-05-08
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
	(Do not check if a smaller reporting company)	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes ☒  No

Common units outstanding on May 5, 2017: 130,929,399.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”), and this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrllc.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. These factors and risks include, but are not limited to:

•
risks and uncertainties associated with the Chapter 11 process described below, including our ability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	ability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•
our ability to obtain the approval of the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	the effects of the Bankruptcy Petitions on the Company and on the interests of various constituents, including holders of our common units and Preferred Units;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	the impact of the NASDAQ’s delisting of our common units on the liquidity and market price of our common units and on our ability to access the public capital markets;

•	risks relating to any of our unforeseen liabilities;

•	further declines in oil, natural gas liquids (“NGLs”) or natural gas prices;

•	the level of success in exploration, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices;

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to the level of indebtedness and periodic redeterminations of the borrowing base under our credit agreements;

•	ability to comply with covenants contained in the agreements governing our indebtedness;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to generate sufficient cash flows to resume cash distributions;

•	ability to obtain external capital to finance exploitation and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing;

•	failure of properties to yield oil or natural gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and natural gas operations;

•	ability to access oil and natural gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and natural gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and natural gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance; and

•	change to tax treatment.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Oil sales	$44,630	$35,654
Natural gas sales	57,462	36,871
NGLs sales	16,664	8,915
Net gains on commodity derivative contracts	7	31,759
Total revenues	118,763	113,199
Costs and expenses:
Production:
Lease operating expenses	38,481	42,328
Production and other taxes	10,065	8,668
Depreciation, depletion, amortization, and accretion	25,729	48,053
Impairment of oil and natural gas properties	—	207,764
Selling, general and administrative expenses	10,295	11,021
Total costs and expenses	84,570	317,834
Income (loss) from operations	34,193	(204,635)
Other income (expense):
Interest expense (excludes contractual interest expense of $5.7 million for the three months ended March 31, 2017)	(16,440)	(25,704)
Net gains (losses) on interest rate derivative contracts	30	(4,691)
Gain on extinguishment of debt	—	89,714
Other	55	56
Total other income (expense), net	(16,355)	59,375
Income (loss) before reorganization items	17,838	(145,260)
Reorganization items (Note 2)	(26,746)	—
Net loss	(8,908)	(145,260)
Less: Net income attributable to non-controlling interests	(17)	(24)
Net loss attributable to Vanguard unitholders	(8,925)	(145,284)
Distributions to Preferred unitholders	(2,230)	(6,690)
Net loss attributable to Common and Class B unitholders	$(11,155)	$(151,974)

Net loss per Common and Class B unit – basic and diluted	$(0.08)	$(1.16)
Weighted average Common units outstanding
Common units – basic and diluted	130,957	130,530
Class B units – basic and diluted	420	420
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$58,942	$49,957
Trade accounts receivable, net	92,261	97,138
Other current assets	4,963	7,944
Total current assets	156,166	155,039
Oil and natural gas properties, at cost	4,733,117	4,725,692
Accumulated depletion, amortization and impairment	(3,889,084)	(3,867,439)
Oil and natural gas properties evaluated, net – full cost method	844,033	858,253
Other assets
Goodwill	253,370	253,370
Other assets	43,705	42,626
Total assets	$1,297,274	$1,309,288

Liabilities and members’ deficit
Current liabilities
Accounts payable:
Trade	$6,111	$12,929
Affiliates	—	1,443
Accrued liabilities:
Lease operating	15,453	14,909
Developmental capital	5,906	6,676
Interest	6,459	13,345
Production and other taxes	36,287	32,663
Other	5,749	5,416
Derivative liabilities	—	125
Oil and natural gas revenue payable	30,524	33,672
Long-term debt classified as current	1,318,091	1,753,345
Other current liabilities	14,277	14,160
Total current liabilities	1,438,857	1,888,683
Long-term debt, net of current portion (Note 4)	14,271	15,475
Asset retirement obligations, net of current portion	261,693	264,552
Other long-term liabilities	38,401	39,443
Total liabilities not subject to compromise	1,753,222	2,208,153
Liabilities subject to compromise (Note 2)	449,373	—
Total liabilities	2,202,595	2,208,153
Commitments and contingencies (Note 8)
Members’ deficit (Note 9)
Cumulative Preferred units, 13,881,873 units issued and outstanding at March 31, 2017 and December 31, 2016	335,444	335,444
Common units, 130,946,637 units issued and outstanding at March 31, 2017 and 131,008,670 units at December 31, 2016	(1,255,240)	(1,248,767)
Class B units, 420,000 issued and outstanding at March 31, 2017 and December 31, 2016	7,615	7,615
Total VNR members’ deficit	(912,181)	(905,708)
Non-controlling interest in subsidiary	6,860	6,843
Total members’ deficit	(905,321)	(898,865)
Total liabilities and members’ deficit	$1,297,274	$1,309,288
See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND THE YEAR ENDED DECEMBER 31, 2016
(in thousands)
(Unaudited)

	Cumulative Preferred Units	Common Units	Class B	Non-controlling Interest	Total Members’ Deficit
Balance at January 1, 2016	$335,444	$(430,494)	$7,615	$—	$(87,435)
Issuance costs related to prior period equity transactions	—	(250)	—	—	(250)
Distributions to Preferred unitholders (see Note 9)	—	(5,575)	—	—	(5,575)
Distributions to Common and Class B unitholders (see Note 9)	—	(7,998)	—	—	(7,998)
Unit-based compensation		10,639	—	—	10,639
Non-controlling interest in subsidiary	—	—	—	7,452	7,452
Net income (loss)	—	(815,089)	—	82	(815,007)
Potato Hills cash distribution to non-controlling interest	—	—	—	(691)	(691)
Balance at December 31, 2016	$335,444	$(1,248,767)	$7,615	$6,843	$(898,865)
Issuance costs related to prior period equity transactions	—	(17)	—	—	(17)
Unit-based compensation	—	2,469	—	—	2,469
Net income (loss)	—	(8,925)	—	17	(8,908)
Balance at March 31, 2017	$335,444	$(1,255,240)	$7,615	$6,860	$(905,321)

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
Operating activities	2017	2016
Net loss	$(8,908)	$(145,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	25,729	48,053
Impairment of oil and natural gas properties	—	207,764
Amortization of deferred financing costs	1,162	1,117
Amortization of debt discount	348	875
Non-cash reorganization items	19,465	—
Compensation related items	2,453	3,440
Net gains on commodity and interest rate derivative contracts	(37)	(27,068)
Cash settlements received on matured commodity derivative contracts	7	72,617
Cash settlements paid on matured interest rate derivative contracts	(95)	(2,605)
Gain on extinguishment of debt	—	(89,714)
Changes in operating assets and liabilities:
Trade accounts receivable	6,757	23,097
Other current assets	1,053	353
Net premiums received (paid) on commodity derivative contracts	(16)	1,635
Accounts payable and oil and natural gas revenue payable	(7,311)	(36,082)
Payable to affiliates	(858)	(365)
Accrued expenses and other current liabilities	5,471	(12,835)
Other assets	5,954	5,139
Net cash provided by operating activities	51,174	50,161
Investing activities
Additions to property and equipment	(25)	(31)
Potato Hills Gas Gathering System acquisition	—	(7,471)
Additions to oil and natural gas properties	(13,645)	(20,271)
Acquisitions of oil and natural gas properties	(6)	(505)
Deposits and prepayments of oil and natural gas properties	(7,939)	(2,987)
Proceeds from the sale of oil and natural gas properties	995	21,114
Net cash used in investing activities	(20,620)	(10,151)
Financing activities
Proceeds from long-term debt	—	78,500
Repayment of long-term debt	(21,516)	(97,608)
Distributions to Preferred unitholders	—	(6,690)
Distributions to Common and Class B unitholders	—	(11,922)
Potato Hills distribution to non-controlling interest	—	(230)
Financing fees	(53)	(2,060)
Net cash used in financing activities	(21,569)	(40,010)
Net increase cash and cash equivalents	8,985	—
Cash and cash equivalents, beginning of period	49,957	—
Cash and cash equivalents, end of period	$58,942	$—

Supplemental cash flow information:
Cash paid for interest	$10,880	$17,544
Non-cash investing activity:
Asset retirement obligations, net	$5,312	$3,966

See accompanying notes to consolidated financial statements

VANGUARD NATURAL RESOURCES, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to resume making monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of March 31, 2017, we own properties and oil and natural gas reserves primarily located in ten operating areas:

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

We were formed in October 2006 and completed our initial public offering in October 2007. Our common units are listed on OTC Pink under the symbol “VNRSQ.” Our 7.875% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”), 7.625% Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units”) and 7.75% Series C Cumulative Redeemable Preferred Units (“Series C Preferred Units,” and, collectively with the Series A Units and Series B Units, the “Preferred Units”) are also listed on OTC Pink under the symbols “VNRAQ,” “VNRBQ” and “VNRCQ,” respectively.

1.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and were prepared from our records. We derived the Consolidated Balance Sheet as of December 31, 2016, from the audited financial statements contained in our 2016 Annual Report.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States (“GAAP”). You should read this Quarterly Report on Form 10-Q along with our 2016 Annual Report, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year.

As of March 31, 2017, our significant accounting policies, except for those related to the effects of our Chapter 11 Proceedings discussed below, are consistent with those discussed in Note 1 of our consolidated financial statements contained in our 2016 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 include our accounts and those of our subsidiaries.  We present our financial statements in accordance with GAAP.  All intercompany transactions and balances have been eliminated upon consolidation.

We consolidated Potato Hills Gas Gathering System as of the close date of the acquisition in January 2016 as we have the ability to control the operating and financial decisions and policies of the entity through our 51% ownership and reflected the non-controlling interest as a separate element in our consolidated financial statements.

(b)	Chapter 11 Proceedings

On February 1, 2017 (the “Petition Date”), Vanguard filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Please read Note 2. Chapter 11 Proceedings for a discussion of the Chapter 11 Cases (as defined in Note 2).

For periods subsequent to filing the Bankruptcy Petitions (as defined in Note 2), we have prepared our consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees incurred in the Chapter 11 Cases have been recorded in a reorganization line item on the consolidated statements of operations. In addition, ASC 852 provides for changes in the accounting and presentation of significant items on the consolidated balance sheets, particularly liabilities. Prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the consolidated balance sheets in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

(c)	Oil and Natural Gas Properties

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

We recorded a non-cash ceiling test impairment of oil and natural gas properties for the three months ended March 31, 2016 of $207.8 million as a result of a decline in oil and natural gas prices at the measurement date, March 31, 2016. The first quarter 2016 impairment was calculated based on the 12-month average price of $2.41 per MMBtu for natural gas and $46.16 per barrel of crude oil. No ceiling test impairment was required during the three months ended March 31, 2017.

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

(d)	Goodwill and Other Intangible Assets

We account for goodwill under the provisions of the Accounting Standards Codification (ASC) Topic 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1 or whenever indicators of impairment exist.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) (ASU 2017-04) to simplify the accounting for goodwill impairment. The guidance eliminated the need for Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard also eliminated the need for a company to perform goodwill impairment test for a reporting unit with a zero or negative carrying amount. We elected to early adopt ASU 2017-04 for the quarter ended March 31, 2017. We did not record any goodwill impairment during the three months ended March 31, 2017 since the carrying value of our reporting unit was negative at March 31, 2017.

(e)	New Pronouncements Issued But Not Yet Adopted

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

We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, other than additional disclosures, it may have on our financial position and results of operations. As part of our assessment work to date, we have dedicated resources to the implementation and begun contract review and documentation.

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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16, pursuant to Staff Announcements at the March 3, 2016, EITF Meeting. Under this ASU, the SEC Staff is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities - Oil and Gas, effective upon adoption of Topic 606. As discussed above, Revenue from Contracts with Customers (Topic 606) is effective for public entities for fiscal years, and interim periods within the fiscal years, beginning after December 15, 2017.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU No. 2016-12). The amendments under this ASU provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are also effective at the same date that Topic 606 is effective.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU No. 2017-01). The amendments under this ASU provide guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) or business combinations by providing a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, therefore reducing the number of transactions that need to be further evaluated for treatment as a business combination. This ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and should be applied prospectively. The Company is currently evaluating the provisions of ASU 2017-01 and assessing the impact adoption may have on our consolidated financial statements. Currently, we do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements, however these amendments could result in the recording of fewer business combinations in future periods.

(f)	Use of Estimates

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

2. Chapter 11 Proceedings

Commencement of Bankruptcy Cases

On February 1, 2017, the Company and certain subsidiaries (such subsidiaries, together with the Company, the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption “In re Vanguard Natural Resources, LLC, et al.”

The subsidiary Debtors in the Chapter 11 Cases are VNRF; VNG; VO; VNRH; ECFP; ERAC; ERAC II; ERUD; ERUD II; ERAP; ERAP II; EAC; and EOC.

Reorganization Process

We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To assure ordinary course operations during the pendency of the Chapter 11 Cases, the Bankruptcy Court granted certain relief requested by the Debtors, including, among other things and subject to the terms and conditions of such orders, authorizing us to maintain our existing cash management system, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. This relief is designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions provided for in section 362 of the Bankruptcy Code, all judicial and administrative proceedings against us or our property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against us or our property for claims arising prior to the Petition Date were automatically enjoined. This prohibits, for example, our lenders or noteholders from pursuing claims for defaults under our debt agreements and our contract counterparties from pursuing claims for defaults under our contracts. Accordingly, unless the Bankruptcy Court agrees to lift the automatic stay, all of our prepetition liabilities and obligations should be settled or compromised under the Bankruptcy Code through our Chapter 11 proceedings.

Our operations and ability to execute our business remain subject to the risks and uncertainties described in Item 1A, “Risk Factors” in our 2016 Annual Report. These include risks and uncertainties arising as a result of our Chapter 11 proceedings, and the number and nature of our outstanding shares and shareholders, assets, liabilities, officers and directors could change materially because of our Chapter 11 cases. In addition, the description of our operations, properties and capital plans included in this Quarterly Report on Form 10-Q may not accurately reflect our operations, properties and capital plans after we emerge from Chapter 11.

Creditors’ Committees — Appointment & Formation

(a) Restructuring Support Parties

Prior to the filing of the Bankruptcy Petitions, on February 1, 2017, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) certain holders (the “Consenting 2020 Noteholders”) constituting at the time of signing approximately 52% of the 7.875% Senior Notes due 2020 (the “Senior Notes due 2020”); (ii) certain holders (the “Consenting 2019 Noteholders and, together with the Consenting 2020 Noteholders, the “Consenting Senior Noteholders”) constituting at the time of signing approximately 10% of the 8.375% Senior Notes due 2019 (the “Senior Notes due 2019,” and all claims arising under or in connection with the Senior Notes due 2020 and Senior Notes due 2019, the “Senior Note Claims”); and (iii) certain holders (the “Consenting Second Lien Noteholders” and, together with the Consenting Senior Noteholders, the “Restructuring Support Parties”) constituting at the time of signing approximately 92% of the 7.0% Senior Secured Second Lien Notes due 2023 (the “Second Lien Notes,” and all claims and obligations arising under or in connection with the Second Lien Notes, the “Second Lien Note Claims”).

(b) Official Unsecured Creditors Committee

On February 14, 2017, the Office of the United States Trustee appointed the Official Committee of Unsecured Creditors (the “Unsecured Creditors Committee”) pursuant to section 1102 of the Bankruptcy Code. The Unsecured Creditors Committee consists of the following three members: (i) UMB Bank, National Association, as Indenture Trustee; (ii) Wilmington Trust, National Association, as Indenture Trustee; and (iii) Encana Oil & Gas (USA), Inc.

(c) Ad Hoc Equity Committee

On March 16, 2017, we filed a motion with the Bankruptcy Court disclosing a Stipulation and Agreed Order entered into on March 15, 2017, by and between the Debtors and certain unaffiliated holders of our Preferred Units and common units(the “Ad Hoc Equity Committee”) pursuant to which the Debtors and the Ad Hoc Equity Committee agreed, among other things, that professionals for the Ad Hoc Equity Committee would be funded by the Debtors’ estates for services performed within a defined scope and subject to agreed caps on fees and expenses as described in the Stipulation and Agreed Order.

Magnitude of Potential Claims

On March 16, 2017, the Debtors filed with the Bankruptcy Court Schedules and Statements, as defined below, setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The Schedules and Statements may be subject to further amendment or modification after filing. Certain holders of prepetition claims are required to file proofs of claim by the specified deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which deadline is April 30, 2017 for prepetition general unsecured claims and July 31, 2017, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved through the claims resolution process. In light of the expected number of creditors, the claims resolution process may take a significant amount of time to complete and we expect the process will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be reasonably estimated.

Exclusivity; Plan of Reorganization

Under the Bankruptcy Code, we have the exclusive right to file a plan of reorganization under Chapter 11 through and including June 1, 2017, and to solicit acceptances of such plan through July 31, 2017. We plan to emerge from our Chapter 11 cases after we obtain approval from the Bankruptcy Court for a Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of any approved Chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and post petition liabilities must be satisfied in full before the holders of our existing common units can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or unitholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common units, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common units vote against the plan and even if the plan provides that the holders of our common units receive no distribution on account of their equity interests.

Schedules and Statements — Claims & Claims Resolution Process

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed Chapter 11 cases. On March 16, 2017 each of the Debtors filed a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party, are subject to the qualifications and assumptions included therein, and are subject to amendment or modification as our Chapter 11 cases proceed.

Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there may be variances between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. We anticipate that such variances, as well as other disputes and contingencies will be investigated and resolved through the claims resolution process in our Chapter 11 cases.

Pursuant to the Federal Rules of Bankruptcy Procedure, creditors who wish to assert prepetition claims against us and whose claim (i) is not listed in the Schedules and Statements or (ii) is listed in the Schedules and Statements as disputed, contingent, or unliquidated, must file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar dates are April 30, 2017, for non-governmental creditors, and July 31, 2017, for governmental creditors.

As of April 30, 2017, approximately 940 claims totaling $19.5 billion have been filed with the Bankruptcy Court against the Debtors by approximately 750 claimants. We expect additional claims to be filed prior to the bar dates. In addition, creditors who have already filed claims may amend or modify their claims in ways we cannot reasonably predict. The amounts of these additional claims and/or amendments or modifications to claims already filed may be material. We anticipate the claims filed against the Debtors in the Chapter 11 proceedings will be numerous. We expect the process of resolving claims filed against the Debtors to be complex and lengthy. We plan to investigate and evaluate all filed claims in connection with our plan of reorganization. As part of the process, we will work to resolve differences in amounts scheduled by the Debtors and the amounts claimed by creditors, including through the filing of objections with the Bankruptcy Court where necessary.

As discussed above, we expect the claims resolution process will take substantial time to complete, and it may continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of claims that will be allowed against the Debtors is not presently known, nor can the ultimate recovery with respect to allowed claims be reasonably estimated.

Restructuring Support Agreement

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

Certain principal terms of the Plan are outlined below:

•
Allowed claims (“First Lien Claims”) under the Third Amended and Restated Credit Agreement, dated as of September 30, 2011 (as amended from time to time, the “Reserve-Based Credit Facility”) will be paid down with $275.0 million in cash from the proceeds of the Senior Note Rights Offering and Second Lien Investment and may be paid down further with proceeds from non-core asset sales or other available cash. The remaining First Lien Claims will participate in a new Company $1.1 billion reserve-based lending facility (the “New Facility) on terms substantially the same as the Reserve-Based Credit Facility and provided by some of all of the lenders under the Reserve-Based Credit Facility.

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

•
If the Plan is accepted by the classes of the general unsecured claims and holders of the Preferred Units, the holders of the Preferred Units will receive their pro rata share of (a) 3% of the New Equity Interests and (b) three-year warrants for 3% of the New Equity Interests.

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

The Plan will provide for the establishment of a management incentive plan at the Company under which 10% of the New Equity Interests will be reserved for grants made from time to time to the officers and other key employees of the respective reorganized entities. The Plan will provide for releases of specified claims held by the Debtors, the Restructuring Support Parties, and certain other specified parties against one another and for customary exculpations and injunctions.

The Restructuring Support Agreement obligates the Debtors and the Restructuring Support Parties to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Restructuring Support Parties, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation, and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 150 days of the filing of the Bankruptcy Petitions. There can be no assurances that the Restructuring Transactions will be consummated.

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

•
in addition to fees to be paid to the DIP Agent, the DIP Borrower is required to pay the DIP Agent for the account of the lenders under the DIP Credit Agreement, an unused commitment fee equal to 1.0% of the daily average of each lender’s unused commitment under the DIP Credit Agreement, which is payable in arrears on the last day of each calendar month and on the termination date for the facility for any period for which the unused commitment fee has not previously been paid;

•
the obligations and liabilities of the DIP Borrower and its subsidiaries owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against each of the DIP Borrower and its subsidiaries in their respective Chapter 11 Cases; subject to limited exceptions provided for in the DIP Motion, and will be secured by (i) a first priority, priming security interest and lien on all encumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion; (ii) a first priority security interest and lien on all unencumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion and (iii) a junior security interest and lien on all property of the DIP Borrower and its subsidiaries that is subject to (a) a valid, perfected and non-avoidable lien as of the petition date (other than the first priority and second priority prepetition liens) or (b) a valid and non-avoidable lien that is perfected subsequent to the petition date, in each case subject to limited exceptions provided for in the DIP Motion;

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

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases described above constitutes an event of default that accelerated the Debtors’ obligations under the following debt instruments (the Debt Instruments). Any efforts to enforce such obligations under the Debt Documents are stayed automatically as a result of the filing of the Bankruptcy Petitions and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

•
$1.25 billion in unpaid principal and approximately $0.2 million of undrawn letters of credit, plus interest, fees, and other expenses arising under or in connection with the Reserve-Based Credit Facility.

•
$51.12 million in unpaid principal, plus interest, fees, and other expenses arising under or in connection with the Senior Notes due 2019 issued pursuant to that certain Indenture, dated as of May 27, 2011, as amended, by and among the Eagle Rock Energy Partners, L.P.; Eagle Rock Energy Finance Corp., the guarantors named therein, and U.S. Bank, National Association, as indenture trustee. VO became the issuer of the Senior Notes due 2019 pursuant to the Fourth Supplemental Indenture effective as of October 8, 2015, among VO, the Subsidiary Guarantors named therein, as guarantors and U.S. Bank, National Association. Wilmington Trust, National Association, is the successor indenture trustee to the Senior Notes due 2019.

•
$381.83 million in unpaid principal, plus interest, fees, and other expenses arising in connection with the Senior Notes due 2020 issued pursuant to that certain Indenture, dated as of April 4, 2012, among the Company and VNRF, as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank, National Association, as trustee. UMB Bank, N.A., is the successor indenture trustee to the Senior Notes due 2020.

•
$75.63 million in unpaid principal, plus interest, fees, and other expenses arising in connection with the Second Lien Notes issued pursuant to that certain Indenture, dated as of February 10, 2016, among the Company and VNRF, as issuers, the Subsidiary Guarantors named therein, as guarantors, and U.S. Bank, National Association, as trustee. The Delaware Trust Company is the successor indenture trustee to the Second Lien Notes.

Amounts outstanding under our prepetition Reserve-Based Credit Facility and Second Lien Secured Notes were reclassified as current liabilities in the consolidated balance sheet as of March 31, 2017 due to cross-default provisions as a result of the Bankruptcy Petitions. In addition, as discussed below, the unsecured obligations under our Senior Notes due 2020 and Senior Notes 2019 are included in liabilities subject to compromise in the consolidated balance sheet as of March 31, 2017. Any efforts to enforce such obligations under the related Credit Agreement and Indentures are stayed automatically as a result of the filing of the Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code.

Liabilities Subject to Compromise

Liabilities subject to compromise represent estimates of known or potential prepetition claims expected to be resolved in connection with our Chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if we elect to reject executory contracts and unexpired leases as part of our chapter 11 cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our Consolidated Balance Sheets may be material. In addition, differences between amounts we are reporting as liabilities subject to compromise in this Quarterly Report on Form 10-Q and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We will continue to evaluate our liabilities throughout the Chapter 11 process, and we plan to make adjustments in future periods as necessary and appropriate. Such adjustments may be material.

Under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. If we reject a contract or lease, such rejection generally (1) is treated as a prepetition breach of the contract or lease, (2) subject to certain exceptions, relieves the Debtors of performing their future obligations under such contract or lease, and (3) entitles the counterparty thereto to a prepetition general unsecured claim for damages caused by such deemed breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under such contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto.

The following table summarizes the components of liabilities subject to compromise included in our Consolidated Balance Sheets as of March 31, 2017:

March 31, 2017
(in thousands)
Accounts payable	$2,467
Accrued liabilities	1,468
Undistributed oil and gas revenues	758
Other liabilities	383
Senior notes and accrued interest	443,687
Other long-term liabilities	610
Liabilities subject to compromise	$449,373

Interest Expense

We have discontinued recording interest on debt classified as liabilities subject to compromise on the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $5.7 million, representing interest expense from the Petition Date through March 31, 2017.

Reorganization Items

We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. the following table summarizes the components included in reorganization items on our consolidated statements of operations for three months ended March 31, 2017:

Three Months Ended March 31, 2017
(in thousands)
Professional and legal fees (1)	$10,302
Deferred financing costs and debt discount (2)	16,444
Total Reorganization items	$26,746

(1)	Includes $3.0 million of accrued reorganization costs as of March 31, 2017 representing unpaid professional and legal fees directly related to the Chapter 11 Cases.

(2)
Includes a non-cash charge to write off of the unamortized debt issuance costs and debt discounts of $16.4 million related to the Senior Notes due 2019 and Senior Notes due 2020 as these debt instruments are expected to be impacted by the bankruptcy reorganization process.

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

2017 Divestitures

During the three months ended March 31, 2017, we completed sales of certain of our other properties in several different counties within our operating areas for an aggregate consideration of approximately $1.0 million. All cash proceeds received from the sales of these properties were used to reduce borrowings under our Reserve-Based Credit Facility.

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

In May 2016, we completed the sale of our natural gas, oil and natural gas liquids properties in the SCOOP/STACK area in Oklahoma to entities managed by Titanium Exploration Partners, LLC for $270.5 million, subject to final post-closing adjustments (the “SCOOP/STACK Divestiture”). The Company used $268.4 million of the cash received to reduce borrowings under our Reserve-Based Credit Facility and $2.1 million to pay for some of the transaction fees related to the sale.

During the year ended December 31, 2016, we completed sales of certain of our other properties in several different counties within our operating areas for an aggregate consideration of approximately $28.2 million. All cash proceeds received from the sales of these properties were used to reduce borrowings under our Reserve-Based Credit Facility.

The SCOOP/STACK Divestiture and the sale of other oil and natural gas properties did not significantly alter the relationship between capitalized costs and proved reserves. As such, no gain or loss on sales of oil and natural gas properties were recognized and the sales proceeds were treated as an adjustment to the cost of the properties.

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three months ended March 31, 2016 to show the effect on our consolidated results of operations as if the SCOOP/STACK Divestiture completed in 2016 had occurred on January 1, 2015.

The pro forma results reflect the elimination of the results of operations from the oil and natural gas properties divested in the SCOOP/STACK Divestiture.

The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

Pro Forma
Three Months Ended March 31, 2016
(in thousands, except per unit data)
Total revenues	$103,043
Net loss	$(148,704)
Net loss per unit
Common and Class B units - basic and diluted	$(1.19)

The amount of revenues and excess of revenues over direct operating expenses that were eliminated to reflect the impact of the SCOOP/STACK Divestiture in the pro forma results presented above are as follows:

Three Months Ended March 31, 2016
(in thousands)
Revenues	$10,156
Excess of revenues over direct operating expenses	$9,056

4. Debt

Our financing arrangements consisted of the following as of the date indicated:

			Amount Outstanding
Description	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
			(in thousands)
Senior Secured Reserve-Based Credit Facility	Variable (1)	April 16, 2018	$1,248,795	$1,269,000
Senior Notes due 2019	8.375% (2)	June 1, 2019	51,120	51,120
Senior Notes due 2020	7.875% (3)	April 1, 2020	381,830	381,830
Senior Notes due 2023	7.00%	February 15, 2023	75,634	75,634
Lease Financing Obligation	4.16%	August 10, 2020 (4)	19,012	20,167
Unamortized discount on Senior Notes			—	(13,167)
Unamortized deferred financing costs			(6,338)	(11,072)
Total debt			$1,770,053	$1,773,512
Less:
Long-term debt classified as current			(1,318,091)	(1,753,345)
Liabilities subject to compromise (Note 2)			(432,950)	—
Current portion of Lease Financing Obligation			(4,741)	(4,692)
Total long-term debt			$14,271	$15,475

(1)	Variable interest rate was 3.33% and 3.11% at March 31, 2017 and December 31, 2016, respectively.

(2)	Effective interest rate was 21.45% at March 31, 2017 and December 31, 2016.

(3)	Effective interest rate was 8.00% at March 31, 2017 and December 31, 2016.

(4)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

Acceleration of Debt Obligations

The Debtors filing of the Bankruptcy Petitions on the Petition Date constituted an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes, all of which we describe in further detail below. Any efforts to enforce such obligations under the respective Credit Agreement and Indentures are stayed automatically as a result of the filing of the Bankruptcy Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code. Amounts outstanding under our prepetition Reserve-Based Credit Facility and Senior Secured Second Lien Notes were reclassified as current liabilities in the consolidated balance sheet as of March 31, 2017 due to cross-default provisions as a result of the Bankruptcy Petitions. These amount have not been classified as liabilities subject to compromise as we believe the values of the underlying assets provide sufficient collateral to satisfy such obligations. In addition, the unsecured obligations under our Senior Notes due in 2019 and Senior Notes due 2020 are included in liabilities subject to compromise in the consolidated balance sheet as of March 31, 2017.

We accelerated the amortization of the remaining debt issue discount of $12.8 million and debt issue costs of $3.6 million associated with the Senior Notes due 2019 and Senior Notes due 2020, fully amortizing those amounts as of the Petition Date. We currently believe that it is probable that we will enter into a potential restructuring agreement with the Lenders under our Reserve-Based Credit Facility, along with the Restructuring Support Agreement with certain holders of the Senior Secured Second Lien Notes, that be approved by the Bankruptcy Court. Accordingly, we have not accelerated the amortization of the remaining debt issue costs related to the Reserve-Based Credit Facility and Senior Secured Second Lien Notes.

Since the commencement of the Bankruptcy Petitions, no interest has been paid to the holders of the Senior Notes due 2019 and Senior Notes due 2020. Also, in accordance with ASC 852, Reorganizations, we have accrued interest expense on the Senior Notes due 2019 and Senior Notes due 2020 only up to the Petition Date. The total amount accrued of $10.7 million is reflected as liabilities subject to compromise on the consolidated balance sheet as of March 31, 2017. In addition, contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $5.7 million, representing interest expense from the Petition Date through March 31, 2017. We continue to accrue interest on the Reserve-Based Credit Facility and Senior Secured Second Lien Notes subsequent to the Petition Date since we anticipate such interest will be allowed by the Bankruptcy Court to be paid to the Lenders. During the Chapter 11 Cases, we expect to remain current on our interest payments under the Reserve-Based Credit Facility to the extent required by order of the Bankruptcy Court. Also, no interest has been paid to the holders of the Senior Secured Second Lien Notes subsequent to the Petition Date.

Additional information regarding the Chapter 11 cases is included in Note 2. Chapter 11 Proceedings.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.1 billion (the “Reserve-Based Credit Facility”). As of March 31, 2017 there were approximately $1.2 billion of outstanding borrowings and approximately $0.2 million in outstanding letters of credit resulting in a borrowing deficiency of $148.9 million under the Reserve-Based Credit Facility.

The Reserve-Based Credit Facility is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. Therefore, upon the acceleration as a consequence of the commencement of the Chapter 11 Cases, we reclassified the amount outstanding under our Reserve-Based Credit Facility to current portion of long-term debt, as the principal became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Bankruptcy Petitions. There can be no assurances that the agent and lenders will consensually agree to a restructuring of the Reserve-Based Credit Facility. Any proposed non-consensual restructuring of the Reserve-Based Credit Facility could result in substantial delay in emergence from bankruptcy and there can be no assurances that the Bankruptcy Court would approve such proposed non-consensual restructuring.

Letters of Credit

At March 31, 2017, we have unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with marketing counterparties.

8.375% Senior Notes Due 2019

At March 31, 2017, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger.

7.875% Senior Notes Due 2020

At March 31, 2017, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

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

Lease Financing Obligations

On October 24, 2014, as part of our acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin, we entered into an assignment and assumption agreement with Banc of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and related facilities and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

5. Price and Interest Rate Risk Management Activities

Historically, we have entered into derivative contracts primarily with counterparties that are also lenders under our Reserve-Based Credit Facility to hedge price risk associated with a portion of our oil, natural gas and NGLs production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated which has, and could, result in over hedged volumes. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points.

We also enter into fixed LIBOR interest rate swap agreements with certain counterparties that are lenders under our Reserve-Based Credit Facility, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates.

In October and December 2016, we monetized substantially all of our commodity and interest rate hedge agreements for total proceeds of approximately $54.0 million. We used the net proceeds from the hedge settlements to make the deficiency payments under our Reserve-Based Credit Facility.

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

December 31, 2016
Derivative Liabilities:	Amount Presented in the Consolidated Balance Sheets
Interest rate derivative contracts	$(125)
Total derivative instruments	$(125)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. The majority of our counterparties were participants in our Reserve-Based Credit Facility (see Note 4. for further discussion), which is secured by our oil and natural gas properties; therefore, we were not required to post any collateral. As of March 31, 2017, we had no outstanding commodity price or interest rate derivative contracts, and therefore no credit risk related to derivative instruments.

Changes in fair value of our commodity and interest rate derivatives for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(in thousands)
Derivative asset at beginning of period, net	$(125)	$316,691
Purchases
Net premiums and fees received or deferred for derivative contracts	—	(2,444)
Net gains (losses) on commodity and interest rate derivative contracts	37	(46,939)
Settlements
Cash settlements received on matured commodity derivative contracts	(7)	(226,876)
Cash settlements paid on matured interest rate derivative contracts	95	13,398
Termination of derivative contracts	—	(53,955)
Derivative asset at end of period, net	$—	$(125)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding represent their approximate fair value because our current borrowing rates do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of March 31, 2017, the fair value of our Senior Notes due 2020 was estimated to be $210.0 million, our Senior Notes due 2019 was estimated to be $30.4 million and our Senior Secured Second Lien Notes was estimated to be $73.7 million. We consider the inputs to the valuation of our Senior Notes and our Senior Secured Second Lien Notes to be Level 1, as fair value was estimated based on prices quoted from a third-party financial institution.

Derivative instruments. As previously discussed, we monetized all of our commodity hedges and substantially all of our interest rate hedges during 2016. As of March 31, 2017, all of the Company's hedging agreements had settled.

As of December 31, 2016, we had one remaining interest rate swap derivative contract, which expired in February 2017. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. We consider the fair value estimate for these derivative instruments as a Level 2 input.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2016
	Fair Value Measurements	Assets/Liabilities
	Using Level 2	at Fair Value
Liabilities:
Interest rate derivative contracts	$(125)	$(125)
Total derivative instruments	$(125)	$(125)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 (unobservable inputs) in the fair value hierarchy:

Three Months Ended March 31, 2016
(in thousands)
Unobservable inputs, beginning of period	$(5,933)
Total gains	3,412
Settlements	(1,888)
Unobservable inputs, end of period	$(4,409)

Change in fair value included in earnings related to derivatives still held as of March 31,	$(84)

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

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 7, in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” During the three months ended March 31, 2017, in connection with new wells drilled, we incurred and recorded asset retirement obligations totaling $0.2 million, at fair value and also recorded a $0.03 million reduction due to a change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the three months ended March 31, 2017. During the year ended December 31, 2016, in connection with the new wells drilled, we incurred and recorded asset retirement obligations totaling $0.7 million, at fair value. In addition, we recorded a $1.3 million change in estimate as a result of revisions to the timing or the amount of our original undiscounted estimated asset retirement costs during the year ended December 31, 2016. The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (1) estimated plug and abandonment cost per well based on our experience; (2) estimated remaining life per well based on average reserve life per field; (3) our credit-adjusted risk-free interest rate ranging between 4.7% and 5.5%; and (4) the average inflation factor ranging between 1.8% and 2.0%. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

7. Asset Retirement Obligations

The asset retirement obligations as of March 31, 2017 and December 31, 2016 reported on our Consolidated Balance Sheets and the changes in the asset retirement obligations for the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Asset retirement obligations, beginning of period	$272,436	$271,456
Liabilities added during the current period	242	713
Accretion expense	2,887	12,145
Retirements	—	(2,230)
Liabilities related to assets divested	(5,525)	(10,915)
Change in estimate	(29)	1,267
Asset retirement obligation, end of period	270,011	272,436
Less: current obligations	(8,318)	(7,884)
Long-term asset retirement obligation, end of period	$261,693	$264,552

Each year the Company reviews and, to the extent necessary, revises its asset retirement obligation estimates. During the three months ended March 31, 2017 and year ended December 31, 2016, the Company reviewed actual abandonment costs with previous estimates and as a result, decreased its estimates of future asset retirement obligations by $0.03 million and increased its estimates of future asset retirement obligations by $1.3 million, respectively, to reflect revised estimates to be incurred for plugging and abandonment costs.

8. Commitments and Contingencies

Transportation Demand Charges

As of March 31, 2017, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one month to three years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of March 31, 2017. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

March 31, 2017
(in thousands)
April 1, 2017 - December 31, 2017	$1,220
2018	1,009
2019	820
2020	410
Total	$3,459

As part of our Chapter 11 Cases, we rejected significant contracts for transportation via the Rockies Express Pipeline and the East Tennessee Natural Gas Pipeline. These rejected contracts total $27.6 million in gross future minimum transportation demand charges. The prepetition amounts due to these parties, of $0.8 million, are reflected as liabilities subject to compromise on the consolidated balance sheet as of March 31, 2017

Legal Proceedings

We are defendants in certain legal proceedings arising in the normal course of our business. We are also a party to separate legal proceedings relating to (i) the LRE Merger, (ii) the Eagle Rock Merger and (iii) our exchange (the Debt Exchange) of the Senior Notes due 2020 for the Senior Secured Second Lien Notes (please read Note 4. Debt of the Notes to the Consolidated Financial Statements for further discussion).

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

9.  Members’ Deficit and Net Loss per Common and Class B Unit

Effect of Filing on Unitholders

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and post-petition liabilities must be satisfied in full before the holders of our Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Common and Class B Units are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what distributions, if any, will be made to each of these constituencies or the nature thereof. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection or deemed rejection by the holders of our Series A Preferred Units, Series B Preferred Units and Common Units and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities, including our Series A Preferred Units, Series B Preferred Units and Common Units, is highly speculative. Accordingly, there can be no assurance that the holders of our Series A Preferred Units, Series B Preferred Units and Common Units will retain any value under a plan of reorganization.

We will continue to account for our Common Units, Class B Units and Preferred Units at their carrying value until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective.

Cumulative Preferred Units

The following table summarizes the Company’s Cumulative Preferred Units outstanding at March 31, 2017 and December 31, 2016:

				March 31, 2017		December 31, 2016
	Earliest Redemption Date	Liquidation Preference Per Unit	Distribution Rate	Units Outstanding	Carrying Value (in thousands)	Units Outstanding	Carrying Value (in thousands)
Series A	June 15, 2023	$25.00	7.875%	2,581,873	$62,200	2,581,873	$62,200
Series B	April 15, 2024	$25.00	7.625%	7,000,000	$169,265	7,000,000	$169,265
Series C	October 15, 2024	$25.00	7.75%	4,300,000	$103,979	4,300,000	$103,979
Total Cumulative Preferred Units				13,881,873	$335,444	13,881,873	$335,444

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

On February 25, 2016, our board of directors elected to suspend cash distributions to the holders of our common and Class B units and Cumulative Preferred Units effective with the February 2016 distribution. All preferred distributions will continue to accumulate and must be paid in full before distributions to common and Class B unitholders can resume. Also, as result of the Bankruptcy Petitions, we are no longer accruing dividends on Cumulative Preferred Units as of the Petition date. As of March 31, 2017, dividends in arrears related to our Cumulative Preferred Units through the Petition Date were $5.1 million, $13.3 million and $8.3 million, respectively.

Common and Class B Units

The common units represent limited liability company interests. Holders of Class B units have substantially the same rights and obligations as the holders of common units.

The following is a summary of the changes in our common units issued during the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Beginning of period	131,009	130,477
Unit-based compensation	(62)	532
End of period	130,947	131,009

There was no change in issued and outstanding Class B units during the three months ended March 31, 2017 or the year ended December 31, 2016.

Net Loss per Common and Class B Unit

Basic net income per common and Class B unit is computed in accordance with ASC Topic 260 “Earnings Per Share” (“ASC Topic 260”) by dividing net income attributable to common and Class B unitholders, which reflects all accumulated distributions on Cumulative Preferred Units, including distributions in arrears, by the weighted average number of units outstanding during the period. Diluted net income (loss) per common and Class B unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents. We use the treasury stock method to determine the dilutive effect. Class B units participate in distributions; therefore, all Class B units were considered in the computation of basic net income (loss) per unit. The Cumulative Preferred Units have no participation rights and accordingly are excluded from the computation of basic net income (loss) per unit.

For the three months ended March 31, 2017 and 2016, 13,482,997 and 2,711,333 phantom units were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position.

Distributions Declared

The Cumulative Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. Distributions on the Cumulative Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by our board of directors. Distributions on our Cumulative Preferred Units accumulate at a monthly rate of 7.875% per annum of the liquidation preference of $25.00 per Series A Preferred Unit, a monthly rate of 7.625% per annum of the liquidation preference of $25.00 per Series B Preferred Unit and a monthly rate of 7.75% per annum of the liquidation preference of $25.00 per Series C Preferred Unit.

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

The Amended Agreements provide for the executive officers an annual base salary and eligibility to receive an annual performance-based cash bonus award. The annual bonus will be calculated based upon four Company performance components: adjusted EBITDA results, production results, lease operating expenses, and cash general and administrative expenses, as well as a fifth component determined solely in the discretion of our board of directors. As a result of the Bankruptcy Petitions, the executive officers did not receive any compensation related to the performance-based cash bonus award for the three months ended March 31, 2017 and as such no compensation expense were recognized related to these arrangements during the same period. As of March 31, 2017, we recognized an accrued liability of $0.4 million for the unpaid portion of the executive officers’ 2016 performance-based cash bonus award which is included in liabilities subject to compromise on the Consolidated Balance Sheets. As of March 31, 2016, an accrued liability was recognized and compensation expense of $0.5 million was recorded for the three months ended March 31, 2016 related to these arrangements, which was classified in the selling, general and administrative expenses line item in the Consolidated Statement of Operations.

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

Unit Grants

In January 2017, the executives were granted a total of 10,611,940 phantom units in accordance with the Amended Agreements. Also, during the three months ended March 31, 2017, our three independent board members were granted a total of 480,768 phantom units which will vest one year from the date of grant.

Restricted Units

A summary of the status of the non-vested restricted units as of March 31, 2017 is presented below:

	Number of Non-vested Restricted Units	Weighted Average Grant Date Fair Value
Non-vested restricted units at December 31, 2016	647,784	$19.14
Forfeited	(11,051)	$17.85
Vested	(183,548)	$19.69
Non-vested restricted units at March 31, 2017	453,185	$18.96

At March 31, 2017, there was approximately $3.3 million of unrecognized compensation cost related to non-vested restricted units. The cost is expected to be recognized over an average period of approximately 1.0 year. Our Consolidated Statements of Operations reflect non-cash compensation related to restricted unit grants of $0.8 million and $1.3 million in the selling, general and administrative expenses line item for the three months ended March 31, 2017 and 2016, respectively.

Phantom Units

A summary of the status of the non-vested phantom units under the VNR LTIP as of March 31, 2017 is presented below:

	Number of Non-vested Phantom Units	Weighted Average Grant Date Fair Value
Non-vested phantom units at December 31, 2016	3,628,529	$2.96
Granted	11,092,708	$0.67
Forfeited	(43,298)	$1.82
Vested	(877,517)	$2.98
Non-vested phantom units at March 31, 2017	13,800,422	$1.13

At March 31, 2017, there was approximately $12.3 million of unrecognized compensation cost related to non-vested phantom units. The cost is expected to be recognized over an average period of approximately 1.3 years. Our Consolidated Statements of Operations reflect non-cash compensation related to phantom unit grants of $1.8 million and $1.1 million in the selling, general and administrative expense line item for the three months ended March 31, 2017 and 2016, respectively.

11.  Shelf Registration Statement

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) reflect all of the assets, liabilities and results of operations of Vanguard Natural Resources, LLC and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of Vanguard for the three months ended March 31, 2017 and 2016. Unitholders should read the following discussion and analysis of the financial condition and results of operations for Vanguard in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”) and the historical unaudited consolidated financial statements and notes of the Company included elsewhere in this Quarterly Report.

Overview

We are a publicly traded limited liability company focused on the acquisition and development of mature, long-lived oil and natural gas properties in the United States. Our primary business objective is to generate stable cash flows allowing us to make monthly cash distributions to our unitholders and, over time, increase our monthly cash distributions through the acquisition of additional mature, long-lived oil and natural gas properties. Through our operating subsidiaries, as of March 31, 2017, we own properties and oil and natural gas reserves primarily located in ten operating basins:

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

As of March 31, 2017, based on internal reserve estimates, our total estimated proved reserves were 1,378 Bcfe, of which approximately 65% were natural gas reserves, 18% were oil reserves and 16% were NGLs reserves. All of our estimated reserves were classified as proved developed. As of December 31, 2017, the Company removed all PUD reserves from its total proved reserve estimate due to uncertainty regarding the availability of capital that would be required to develop the PUD reserves. Also, at March 31, 2017, we owned working interests in 12,491 gross (4,364 net) productive wells. Our operated wells accounted for approximately 64% of our total estimated proved reserves at March 31, 2017. Our average net daily production for the three months ended March 31, 2017 and the year ended December 31, 2016 was 385 MMcfe/day and 433 MMcfe/day, respectively. We have interests in approximately 677,789 gross undeveloped leasehold acres surrounding our existing wells.

Bankruptcy Proceedings Under Chapter 11

Chapter 11 Proceedings

On February 1, 2017, he Company and certain subsidiaries (such subsidiaries, together with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. During the pendency of the bankruptcy proceedings, we will continue to operate our business as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Restructuring Support Agreement

Prior to the filing of the Bankruptcy Petitions, on February 1, 2017, the Debtors entered into a restructuring support agreement (the “Restructuring Support Agreement”) with (i) certain holders (the “Consenting 2020 Noteholders”) constituting approximately 52% of the 7.875% Senior Notes due 2020 (the Senior Notes due 2020); (ii) certain holders (the Consenting 2019 Noteholders and, together with the Consenting 2020 Noteholders, the “Consenting Senior Noteholders”) constituting approximately 10% of the 8.375% Senior Notes due 2019 (the Senior Notes due 2019, and all claims arising under or in connection with the Senior Notes due 2020 and Senior Notes due 2019, the “Senior Note Claims”); and (iii) certain holders (the Consenting Second Lien Noteholders and, together with the Consenting Senior Noteholders, the “Restructuring Support Parties”) constituting approximately 92% of the 7.0% Senior Secured Second Lien Notes due 2023 (the Second Lien Notes, and all claims and obligations arising under or in connection with the Second Lien Notes, the “Second Lien Note Claims”).

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

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, on February 1, 2017, the Debtors filed a motion (the DIP Motion) seeking, among other things, interim and final approval of the Debtors’ use of cash collateral and debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the DIP Credit Agreement) among VNG (the DIP Borrower), the financial institutions or other entities from time to time parties thereto, as lenders, Citibank N.A., as administrative agent (the DIP Agent) and as issuing bank. The initial lenders under the DIP Credit Agreement include lenders under the Company’s existing first-lien credit agreement or the affiliates of such lenders.

The DIP Credit Agreement is subject to final approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors anticipate closing the DIP Credit Agreement promptly following final approval by the Bankruptcy Court of the DIP Motion.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

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

Risks Associated with Chapter 11 Proceedings

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part I - Item 1A, Risk Factors in our 2016 Annual Report on Form 10-K. Because of these risks and uncertainties, the description of our operations, properties and capital plans included in this Form 10-Q may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Recent Developments and Outlook

Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. The prices of oil, natural gas and NGLs increased slowly during the three months ended March 31, 2017, following significant decreases during 2015 and most of 2016. The crude oil spot price per barrel during the years ended December 31, 2015 and 2016 ranged from a high of $61.36 to a low of $26.19 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a high of $3.44 to a low of $1.49. NGLs prices also suffered similar volatility. However, the crude oil spot price per barrel during the first three months of 2017 ranged from a low of $47.00 to a high of $54.48 and the NYMEX natural gas spot price per MMBtu during the same period ranged from a a low of $2.44 to a high of $3.71. As of April 24, 2017, the crude oil spot price per barrel was $48.90 and the NYMEX natural gas spot price per MMBtu was $3.06. Among the factors causing such volatility are the domestic and foreign supply of oil and natural gas, the ability of the OPEC members to comply with the agreed upon production cuts and the cooperation of other producing countries to reduce production levels, social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States and the level and growth of consumer product demand.

Even with the recent increase of commodity prices, the overall decline in commodity prices in recent years has had a negative impact on the price of our common and preferred units. During 2016, when our common units were listed on NASDAQ, our common unit price declined from a high of $3.11 on January 4, 2016 to a low of $0.50 on November 18, 2016. This low commodity price environment has had and will continue to have a direct impact on our revenue, cash flow from operations and Adjusted EBITDA until commodity prices improve and stabilize. Sustained low prices or any further declines in prices of oil, natural gas and NGLs could have a material adverse impact on our financial condition, profitability, future growth, and the carrying value of our oil and natural gas properties. Additionally, sustained low prices or any further decline in prices of oil, natural gas and NGLs could reduce the amount of oil, natural gas and NGLs that we can produce economically, cause us to delay or postpone our planned capital expenditures and result in further impairments to our oil and natural gas properties. To illustrate the impact of a sustained low commodity price environment, we present the following two examples: (1) if we reduced the 12-month average price for natural gas by $1.00 per MMBtu and if we reduced the 12-month average price for oil by $6.00 per barrel, while production costs remained constant (which has historically not been the case in periods of declining commodity prices and declining production), our total proved reserves as of March 31, 2017 would decrease from 1,378 Bcfe to 1,105 Bcfe, based on this price sensitivity generated from an internal evaluation of our proved reserves; and (2) if natural gas prices and oil prices were derived from the 5-year NYMEX forward strip price (using monthly NYMEX settlement prices through December 2022) at April 21, 2017, our total proved reserves as of March 31, 2017 would increase from 1,378 Bcfe to 1,439 Bcfe. Below is a tabular presentation of the prices depicted in illustration (2) which differ from the SEC 12-month average pricing of $2.74 per MMBtu for natural gas and $47.47 per barrel of crude oil (held constant):

	2017	2018	2019	2020	2021	2022 (1)
Oil ($/Bbl)	$52.93	$53.56	$53.41	$53.76	$54.72	$56.06
Natural Gas ($/MMBtu)	$3.29	$3.11	$2.91	$2.91	$2.94	$2.97

(1) Prices for 2022 and subsequent years were not escalated and were held flat for the remaining lives of the properties. Capital and lease operating expenses were also not inflated and held constant for the remaining lives of the properties.

When comparing these settlement prices to the prices of $2.74 per MMBtu for natural gas and $47.47 per barrel of crude oil used to generate our March 31, 2017 (“1Q17”) reserve report, the average annual prices for oil and natural gas for each annual year presented above is higher than the 1Q17 reserve report price. The impact of the increase in forward prices to gas wells and oil wells, as compared to the 1Q17 reserve report prices, includes (i) an extension of economic lives (ii) an increase in economically recoverable volumes, and (iii) even if such volumes did not increase, an increase in realized prices. The following table compares the 1Q17 reserve report volumes by product with the strip pricing volumes:

	Net Oil (Bbls)	Net Gas (Mcf)	Net NGL (Bbls)	Net MMcfe
Reserve Report at 1Q17	42,495	900,094	37,224	1,378
April 21, 2017 NYMEX Strip Price	45,356	934,977	38,600	1,439
% Difference	7%	4%	4%	4%

Management believes that the use of the 5-year NYMEX forward strip price may help provide investors with an understanding of the impact of the currently expected commodity price environment to our proved reserves. However, the use of this 5-year NYMEX forward strip price is not necessarily indicative of management’s overall outlook on future commodity prices.

We did not have any write-downs of our oil and natural gas properties related to the full cost ceiling limitation during the three months ended March 31, 2017. Commodity prices have increased during the first three months of 2017, but still remain volatile. Whether any further impairments will be necessary, is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2017, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions or divestitures, which could increase, decrease or eliminate the need for such impairments.

We currently anticipate a capital expenditures budget of approximately $53.7 million through the second quarter of 2017. We spent $13.6 million during the three months ended March 31, 2017 and expect to spend approximately $40.1 million in the second quarter with a focus on Green River Pinedale and the East Haynesville Field. In the Green River Basin we will participate as a non-operated partner in the drilling and completion of vertical natural gas wells. We have spent $8.0 million through the first quarter of 2017 in Pinedale and anticipate spending approximately $15.3 million in the second quarter of 2017. In the Gulf Coast Basin East Haynesville Field, we are expecting to drill 10 wells in 2017. We have spent $0.7 million through the first quarter of 2017 in the East Haynesville Field and anticipate spending approximately $9.7 million in the second quarter. In Alabama, we have spent $1.0 million in the first quarter of 2017 and expect to spend $5.1 million in the second quarter as we are preparing to upgrade the Big Escambia Creek Gas Processing Facility. We spent $3.9 million on maintenance and other non-operated activities during the first quarter of 2017 and expect to spend the remaining capital budget through the second quarter of approximately $10.0 million on other maintenance and non-operated activities. Our capital expenditures budget for 2017 is dependent upon future commodity prices and our liquidity. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. During the three months ended March 31, 2017, we participated in the drilling of 55 gross (6.6 net) non-operated wells and in the completion of 24 gross (3.0 net) non-operated wells.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated (in thousands):

	Three Months Ended
	March 31
	2017 (a)	2016 (a)
Revenues:
Oil sales	$44,630	$35,654
Natural gas sales	57,462	36,871
NGLs sales	16,664	8,915
Oil, natural gas and NGLs sales	118,756	81,440
Net gains on commodity derivative contracts	7	31,759
Total revenues	$118,763	$113,199
Costs and expenses:
Production:
Lease operating expenses	38,481	42,328
Production and other taxes	10,065	8,668
Depreciation, depletion, amortization, and accretion	25,729	48,053
Impairment of oil and natural gas properties	—	207,764
Non-cash compensation	2,629	2,397
Other selling, general and administrative expenses	7,666	8,624
Total costs and expenses	$84,570	$317,834
Other income (expense):
Interest expense	$(16,440)	$(25,704)
Net gains (losses) on interest rate derivative contracts	30	(4,691)
Gain on extinguishment of debt	—	89,714
Other	55	56
Reorganization items	(26,746)	—

(a)
During the three months ended March 31, 2017 and March 31, 2016, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Oil, natural gas and NGLs sales increased $37.3 million to $118.8 million during the three months ended March 31, 2017 as compared to the same period in 2016. The key oil, natural gas and NGLs revenue measurements were as follows:

	Three Months Ended		Percentage Increase / (Decrease)
	March 31,
	2017 (a)	2016 (a)
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$45.01	$26.57	69%
Natural Gas (Price/Mcf)	$2.43	$1.30	87%
NGLs (Price/Bbl)	$19.88	$8.08	146%
Average realized prices, including hedges(b):
Oil (Price/Bbl)	$45.02	$46.48	(3)%
Natural Gas (Price/Mcf)	$2.43	$2.84	(14)%
NGLs (Price/Bbl)	$19.88	$10.02	98%
Average NYMEX prices:
Oil (Price/Bbl)	$51.87	$33.23	56%
Natural Gas (Price/Mcf)	$3.30	$2.10	57%
Total production volumes:
Oil (MBbls)	992	1,342	(26)%
Natural Gas (MMcf)	23,659	28,391	(17)%
NGLs (MBbls)	838	1,103	(24)%
Combined (MMcfe)	34,638	43,061	(20)%
Average daily production volumes:
Oil (Bbls/day)	11,017	14,748	(25)%
Natural Gas (Mcf/day)	262,881	311,989	(16)%
NGLs (Bbls/day)	9,314	12,120	(23)%
Combined (Mcfe/day)	384,870	473,198	(19)%

(a)
During the three months ended March 31, 2017 and March 31, 2016, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(b)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The increase in oil, natural gas and NGLs sales during the three months ended March 31, 2017 compared to the same period in 2016 was due primarily to the increase in the average realized oil, natural gas and NGLs prices, excluding hedges.

Natural gas revenues increased by 56% from $36.9 million in the first quarter of 2016 to $57.5 million in the first quarter of 2017 as a result of a $1.13 per Mcf, or 87%, increase in average realized natural gas price, excluding hedges. The increase in average realized pricing was partially offset by a 4,732 MMcf decrease in our natural gas production, primarily due to the divestitures of oil and natural gas properties completed during 2016.

NGLs revenues also increased 87% during the first quarter of 2017 compared to the same period in 2016 due to an $11.80 per Bbl increase in our average realized NGLs price, excluding hedges.

Oil revenues increased by 25% from $35.7 million in the first quarter of 2016 to $44.6 million in the first quarter of 2017, as a result of a $18.44 per Bbl increase in average realized oil price, excluding hedges. The increase in average realized oil price is primarily due to a higher average NYMEX price, which increased from $33.23 per Bbl in the first quarter of 2016 to $51.87 per Bbl in the first quarter of 2017. The increase in average realized pricing was partially offset by a 350 MBbls, or 26%, decrease in our oil production volumes due to the divestitures of oil and natural gas properties completed during 2016.

Overall, our total production for the three months ended March 31, 2017 decreased by 20% on an Mcfe basis compared to the same period in 2016. On an Mcfe basis, crude oil, natural gas and NGLs accounted for 17%, 68% and 15%, respectively, of our production during the three months ended March 31, 2017 compared to 19%, 66% and 15%, respectively, of our production during the same period in 2016.

Hedging and Price Risk Management Activities

During the three months ended March 31, 2017, we recognized a $0.01 million net gain on commodity derivative contracts attributable to cash receipts on matured commodity derivative contracts. Our hedging program historically helped mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged. As of March 31, 2017, we have no commodity derivative contracts in place.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses decreased by $3.8 million to $38.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, mainly due to a $1.0 million decrease in lease operating expenses related to the divestiture of oil and natural gas properties in the SCOOP/STACK area in Oklahoma completed during 2016 and an additional decrease of $2.8 million in maintenance and repair expenses on existing wells and lower lease operating expenses as a result of cost reduction initiatives including price negotiations with field vendors.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. Production and other taxes increased by $1.4 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to higher wellhead revenues as a result of the increase in our average realized pricing.

Depreciation, depletion, amortization, and accretion decreased by approximately $22.3 million to $25.7 million for the three months ended March 31, 2017 from approximately $48.1 million for the three months ended March 31, 2016, primarily due to a lower depletion base as a result of the non-cash ceiling impairment charges recorded during 2016.

Selling, general and administrative expenses include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. These expenses decreased $1.0 million to $7.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to a decrease in office expenses during the first quarter of 2017 as a result of contract rejections in connection with the Chapter 11 Cases. The decrease in selling, general and administrative expenses was offset by an increase of $0.2 million in non-cash compensation expense for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to phantom unit awards granted to our executives and board members in January 2017.

Other Income and Expense

Interest expense decreased to $16.4 million for the three months ended March 31, 2017 from $25.7 million for the three months ended March 31, 2016 primarily due to lower average outstanding debt under our Reserve-Based Credit Facility during the three months ended March 31, 2017 compared to the same period in 2016. In addition, we discontinued recording interest on debt classified as liabilities subject to compromise as of the Petition Date.

Reorganization Items

We have incurred and will continue to incur significant costs associated with the reorganization in connection with the Chapter 11 Cases. These costs are being expensed as incurred, and are expected to significantly affect our results of operations. Reorganization items includes expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items, represent professional fees for post-petition expenses. Deferred financing costs and unamortized discounts are related to the Senior Notes, and are included in reorganization items as we believe these debt instruments will be impacted by the Chapter 11 Cases. Reorganization items totaled $26.7 million for the three months ended March 31, 2017. See Note 2 to the consolidated financial statements for further details.

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

As of March 31, 2017, our critical accounting policies were consistent with those discussed in our 2016 Annual Report.

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

The Bankruptcy Court has approved payment of certain prepetition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, certain utilities, insurance, surety bond premiums as well as payments to critical vendors and possessory lien vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. The Company believes it has sufficient liquidity, including approximately $58.9 million of cash on hand as of March 31, 2017 and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, the Company expects to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments.

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

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, on February 1, 2017, the Debtors filed a motion (the DIP Motion) seeking, among other things, interim and final approval of the Debtors’ use of cash collateral and debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the DIP Credit Agreement) among VNG (the DIP Borrower), the financial institutions or other entities from time to time parties thereto, as lenders, Citibank N.A., as administrative agent (the DIP Agent) and as issuing bank. The initial lenders under the DIP Credit Agreement include lenders under the Company’s existing first-lien credit agreement or the affiliates of such lenders. The proposed DIP Credit Agreement, if approved by the Bankruptcy Court, contains the following terms:

•	a revolving credit facility in the aggregate amount of up to $50.0 million and $15.0 million available on an interim basis;

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

•
in addition to fees to be paid to the DIP Agent, the DIP Borrower is required to pay the DIP Agent for the account of the lenders under the DIP Credit Agreement, an unused commitment fee equal to 1.0% of the daily average of each lender’s unused commitment under the DIP Credit Agreement, which is payable in arrears on the last day of each calendar month and on the termination date for the facility for any period for which the unused commitment fee has not previously been paid;

•
the obligations and liabilities of the DIP Borrower and its subsidiaries owed to the DIP Agent and lenders under the DIP Credit Agreement and related loan documents will be entitled to joint and several super-priority administrative expense claims against each of the DIP Borrower and its subsidiaries in their respective Chapter 11 Cases; subject to limited exceptions provided for in the DIP Motion, and will be secured by (i) a first priority, priming security interest and lien on all encumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion; (ii) a first priority security interest and lien on all unencumbered property of the DIP Borrower and its subsidiaries, subject to limited exceptions provided for in the DIP Motion and (iii) a junior security interest and lien on all property of the DIP Borrower and its subsidiaries that is subject to (a) a valid, perfected and non-avoidable lien as of the petition date (other than the first priority and second priority prepetition liens) or (b) a valid and non-avoidable lien that is perfected subsequent to the petition date, in each case subject to limited exceptions provided for in the DIP Motion;

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

Cash Flow from Operations

Net cash provided by operating activities was $51.2 million during the three months ended March 31, 2017, compared to $50.2 million during the three months ended March 31, 2016. Changes in working capital increased total cash flows by $11.1 million for the three months ended March 31, 2017 and decreased total cash flows by $19.1 million in the same period in 2016. Contributing to the increase in working capital during 2017 was a $6.8 million decrease in accounts receivable related to the timing of receipts from production and a $6.0 million decrease in other assets related to prepaid drilling costs actually spent during the period. The increase was offset by a $1.8 million net decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. The change in the fair value of our derivative contracts are non-cash items and therefore did not impact our liquidity or cash flows provided by operating activities during the three months ended March 31, 2016.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program and acquisitions, respectively, as well as the prices received for production. We have historically entered into derivative contracts to reduce the impact of commodity price volatility on operations. During 2016, we primarily used fixed-price swaps, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. We monetized all of our commodity derivative contracts in 2016, therefore our oil, natural gas, and NGL production is currently unhedged. See Note 5. Price and Interest Rate Risk Management Activities in the Notes to Consolidated Financial Statements and Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for further discussion.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $20.6 million for the three months ended March 31, 2017, compared to $10.2 million during the same period in 2016. Net cash used in investing activities during the first three months of 2017 primarily included $13.6 million for the drilling and development of oil and natural gas properties and $7.9 million for deposits and prepayments related to the drilling and development of oil and natural gas properties. In addition, we received $1.0 million in proceeds from the sale of oil and natural gas properties. Net cash used in investing activities during the three months ended March 31, 2016 included $20.3 million for the drilling and development of oil and natural gas properties, $7.5 million for the acquisition of a 51% joint venture interest in the Potato Hills Gas Gathering System, and $3.0 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties, offset by $21.1 million received in proceeds from the sale of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $21.6 million and $40.0 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in financing activities during the three months ended March 31, 2017 primarily included $21.5 million in net repayments of our long-term debt. Net cash used in financing activities during the three months ended March 31, 2016 included $19.1 million in net repayments of our long-term debt and $18.6 million cash paid to preferred, common and Class B unitholders in the form of distributions.

Debt and Credit Facilities

Acceleration of Debt Obligations

The Debtors filing of the Bankruptcy Petitions on the Petition Date constituted an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes, all of which we describe in further detail below. Any efforts to enforce such obligations under the respective Credit Agreement and Indentures are stayed automatically as a result of the filing of the Bankruptcy Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code. Amounts outstanding under our prepetition Reserve-Based Credit Facility and Senior Secured Second Lien Notes were reclassified as current liabilities in the consolidated balance sheet as of March 31, 2017 due to cross-default provisions as a result of the Bankruptcy Petitions. These amount have not been classified as liabilities subject to compromise as we believe the values of the underlying assets provide sufficient collateral to satisfy such obligations. In addition, the unsecured obligations under our Senior Notes due in 2019 and Senior Notes due 2020 are included in liabilities subject to compromise in the consolidated balance sheet as of March 31, 2017.

We accelerated the amortization of the remaining debt issue discount of $12.8 million and debt issue costs of $3.6 million associated with the Senior Notes due 2019 and Senior Notes due 2020, fully amortizing those amounts as of the Petition Date. We currently believe that it is probable that we will enter into a potential restructuring agreement with the Lenders under our Reserve-Based Credit Facility, along with the Restructuring Support Agreement with certain holders of the Senior Secured Second Lien Notes, that be approved by the Bankruptcy Court. Accordingly, we have not accelerated the amortization of the remaining debt issue costs related to the Reserve-Based Credit Facility and Senior Secured Second Lien Notes.

Since the commencement of the Bankruptcy Petitions, no interest has been paid to the holders of the Senior Notes due 2019 and Senior Notes due 2020. Also, in accordance with ASC 852, Reorganizations, we have accrued interest expense on the Senior Notes due 2019 and Senior Notes due 2020 only up to the Petition Date. The total amount accrued of $10.7 million is reflected as liabilities subject to compromise on the consolidated balance sheet as of March 31, 2017. In addition, contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $5.7 million, representing interest expense from the Petition Date through March 31, 2017. We continue to accrue interest on the Reserve-Based Credit Facility and Senior Secured Second Lien Notes subsequent to the Petition Date since we anticipate such interest will be allowed by the Bankruptcy Court to be paid to the Lenders. During the Chapter 11 Cases, we expect to remain current on our interest payments under the Reserve-Based Credit Facility to the extent required by order of the Bankruptcy Court. Also, no interest has been paid to the holders of the Senior Secured Second Lien Notes subsequent to the Petition Date.

Senior Secured Reserve-Based Credit Facility

The Company’s Third Amended and Restated Credit Agreement (the “Credit Agreement”) provides a maximum credit facility of $3.5 billion and a borrowing base of $1.1 billion (the “Reserve-Based Credit Facility”). As of March 31, 2017 there were approximately $1.2 billion of outstanding borrowings and approximately $0.2 million in outstanding letters of credit resulting in a borrowing deficiency of $148.9 million under the Reserve-Based Credit Facility.

The Reserve-Based Credit Facility is secured by a first priority security interest in and lien on substantially all of the Debtors’ assets, including the proceeds thereof and after-acquired property. Therefore, upon the acceleration as a consequence of the commencement of the Chapter 11 Cases, we reclassified the amount outstanding under our Reserve-Based Credit Facility to current portion of long-term debt, as the principal became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Bankruptcy Petitions.

Letters of Credit

At March 31, 2017, we have unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit is provided under our Reserve-Based Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with marketing counterparties.

8.375% Senior Notes Due 2019

At March 31, 2017, we had $51.1 million outstanding in aggregate principal amount of 8.375% senior notes due in 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 were assumed by VO in connection with the Eagle Rock Merger.

7.875% Senior Notes Due 2020

At March 31, 2017, we had $381.8 million outstanding in aggregate principal amount of 7.875% senior notes due in 2020 (the “Senior Notes due 2020”). The issuers of the Senior Notes due 2020 are VNR and our 100% owned finance subsidiary, VNRF. VNR has no independent assets or operations.

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

The exchanges were accounted for as an extinguishment of debt. As a result, we recorded a gain on extinguishment of debt of $89.7 million during 2016, which is the difference between the aggregate fair market value of the Senior Secured Second Lien Notes issued and the carrying amount of Senior Notes due 2020 included in the exchange, net of unamortized bond discount and deferred financing costs, of $165.3 million.

Lease Financing Obligations

On October 24, 2014, as part of acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin (the “Piceance Acquisition”), we entered into an assignment and assumption agreement with Banc of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and related facilities, and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contingencies

We regularly analyze current information and accrue for probable liabilities on the disposition of certain matters, as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

A summary of our contractual obligations as of March 31, 2017 is provided in the following table (in thousands):

	Payments Due by Year
	2017	2018	2019	2020	2021	After 2021	Total
Management base salaries	$1,193	$1,670	$—	$—	$—	$—	$2,863
Asset retirement obligations (1)	6,629	6,758	7,095	7,450	7,823	234,256	270,011
Reserve-Based Credit Facility (2)(3)	1,248,795	—	—	—	—	—	1,248,795
Senior Notes and interest (3)(4)	526,600	—	—	—	—	—	526,600
Operating leases	699	1,202	1,149	1,136	1,169	5,707	11,062
Development commitments (5)	13,573	—	—	—	—	—	13,573
Firm transportation agreements (6)	1,220	1,009	820	410	—	—	3,459
Lease financing obligations (7)	4,082	5,442	5,442	4,359	1,278	—	20,603
Other future obligations	351	468	308	—	—	—	1,127
Total	$1,803,142	$16,549	$14,814	$13,355	$10,270	$239,963	$2,098,093

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Please read Note 7. Asset Retirement Obligations of the Notes to the Consolidated Financial Statements for additional information regarding our asset retirement obligations.

(2)	This table does not include interest to be paid on the principal balances shown as the interest rates on our financing arrangements are variable.

(3)
As previously discussed, the commencement of the Chapter 11 Cases on February 1, 2017 constitutes an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020, and our Senior Secured Second Lien Notes. Accordingly, all amounts due under our Reserve-Based Credit Facility and Senior Secured Second Lien Notes were reclassified as current liabilities, and our unsecured obligations under our Senior Notes due 2019 and Senior Notes due 2020 are included in liabilities subject to compromise in the consolidated balance sheet as of March 31, 2017.

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard unitholders plus:

•	Net income (loss) attributable to non-controlling interest.

The result is net income (loss) which includes the non-controlling interest. From this we add or subtract the following:

•	Net interest expense;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Net gains or losses on commodity derivative contracts;

•	Cash settlements on matured commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Gain on extinguishment of debt;

•	Net gains or losses on acquisitions of oil and gas properties;

•	Texas margin taxes;

•	Compensation related items, which include unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Reorganization items;

•	Transaction costs incurred on acquisitions, mergers and divestitures; and

•	Non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard unitholders.

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

For the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, Adjusted EBITDA attributable to Vanguard unitholders decreased 33%, from $92.8 million to $62.1 million. The following table presents a reconciliation of consolidated net loss to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to Vanguard unitholders	$(8,925)	$(145,284)
Add: Net income attributable to non-controlling interests	17	24
Net loss	$(8,908)	$(145,260)
Plus:
Interest expense	16,440	25,704
Depreciation, depletion, amortization, and accretion	25,729	48,053
Impairment of oil and natural gas properties	—	207,764
Change in fair value of commodity derivative contracts (a)	—	37,473
Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period (a)	—	876
Fair value of derivative contracts acquired that apply to contracts settled during the period (a)	—	2,509
Net (gains) losses on interest rate derivative contracts (b)	(30)	4,691
Gain on extinguishment of debt	—	(89,714)
Texas margin taxes	(356)	(1,934)
Compensation related items	2,629	2,397
Reorganization items	26,746	—
Transaction costs incurred on acquisitions, mergers and divestitures	—	344
Adjusted EBITDA before non-controlling interest	62,250	92,903
Adjusted EBITDA attributable to non-controlling interest	(116)	(140)
Adjusted EBITDA attributable to Vanguard unitholders	$62,134	$92,763

(a)	These items are included in the net gains (losses) on commodity derivative contracts line item in the consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2017	2016
Net cash settlements received on matured commodity derivative contracts	$7	$72,617
Change in fair value of commodity derivative contracts	—	(37,473)
Premiums paid, whether at inception or deferred, for derivative contracts that settled during the period	—	(876)
Fair value of derivative contracts acquired that apply to contracts settled during the period	—	(2,509)
Net gains (losses) on commodity derivative contracts	$7	$31,759

(b)	Net gains (losses) on interest rate derivative contracts as shown on the consolidated statements of operations is comprised of the following:

	Three Months Ended
	March 31,
	2017	2016
Cash settlements paid on interest rate derivative contracts	$(95)	$(2,605)
Change in fair value of interest rate derivative contracts	125	(2,086)
Net gains (losses) on interest rate derivative contracts	$30	$(4,691)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGLs prices and interest rates. The disclosures are not meant to be precise indicators of exposure, but rather indicators of potential exposure. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. Conditions sometimes arise where actual production is less than estimated, which has, and could result in over-hedged volumes. For a detailed discussion of the risk factors that relate to our potential exposure to market risks, please refer to Part I—Item 1A—Risk Factors in our 2016 Annual Report on Form 10-K.

Commodity Price Risk

Our primary market risk exposure is in the prices we receive for our oil, natural gas and NGLs production. Realized pricing is primarily driven by prevailing spot market prices at our primary sales points and the applicable index prices. Pricing for oil, natural gas and NGLs production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control. In addition, the risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves, or if estimated future development costs increase.

Historically, we routinely entered into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that mitigate the volatility of future prices received.

In October and December 2016, the Company monetized substantially all of our outstanding price commodity and interest rate hedges for total proceeds of approximately $54.0 million. The Company used the net proceeds from the hedge settlements to make deficiency payments under its Reserve-Based Credit Facility. At March 31, 2017, the Company had no outstanding commodity price hedge agreements.

Interest Rate Risks

At March 31, 2017, we had debt outstanding of $1.8 billion. The amount outstanding under our Reserve-Based Credit Facility at March 31, 2017 was approximately $1.25 billion and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $1.2 million increase in annual interest expense.

Historically, we entered into interest rate swaps, which require exchanges of cash flows that serve to synthetically convert a portion of our variable interest rate obligations to fixed interest rates. The Company recorded changes in the fair value of its interest rate derivatives in current earnings under net gains or losses on interest rate derivative contracts. At March 31, 2017, the Company had no outstanding interest rate hedge agreements.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also a party to separate legal proceedings relating to (i) our merger with LRR Energy, L.P. (the “LRE Merger”),
(ii) our merger with Eagle Rock Energy Partners, L.P. (the “Eagle Rock Merger”) and (iii) our debt exchange, which closed in
February 2016. Since the filing of our 2016 Annual Report on Form 10-K on March 15, 2017, there have been no material developments with respect to these legal proceedings.

Pursuant to 11 U.S.C. § 362, our legal proceedings are automatically stayed, subject to reinstatement when either the Chapter 11 Cases are terminated or the automatic stay is lifted. Please see Note 2. Chapter 11 Proceedings under Item 1. Unaudited Consolidated Financial Statements, for information regarding our Chapter 11 Cases.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our 2016 Annual Report on Form 10-K. There have been no material changes to the risk factors set forth in our 2016 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code on February 1, 2017 constitutes an event of default that accelerated our indebtedness under our Reserve-Based Credit Facility, our Senior Notes due 2019, Senior Notes due 2020 and our Senior Secured Second Lien Notes. Accordingly, all amounts due under our Reserve-Based Credit Facility and Senior Secured Second Lien Notes were reclassified as current liabilities, and our unsecured obligations under our Senior Notes due 2019 and Senior Notes due 2020 are included in liabilities subject to compromise in the consolidated balance sheet as of March 31, 2017. Any efforts to enforce such obligations under the related Credit Agreement and Indentures are stayed automatically as a result of the filing of the Bankruptcy Petitions and the holders’ rights of enforcement in respect of the Credit Agreement and Indentures are subject to the applicable provisions of the Bankruptcy Code.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Each exhibit identified below is filed as a part of this Report.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Incorporated by Reference to the Following
10.1	Restructuring Support Agreement, dated as of February 1, 2017, among the Debtors and the Restructuring Support Parties.	Exhibit 10.1 to Form 8-K filed February 2, 2017 (File No. 001-33756)
10.2	Backstop Commitment Agreement, dated as of February 24, 2017, among the Company and the Commitment Parties thereto. Confidential treatment has been requested.	Exhibit 10.1 to Form 8-K filed March 2, 2017 (File No. 001-33756)
10.3	Equity Commitment Agreement, dated as of February 24, 2017 among the Company and the Investors party thereto	Exhibit 10.2 to Form 8-K filed March 2, 2017 (File No. 001-33756)
10.4	Purchase and Sale Agreement between Vanguard Operating, LLC as Seller, and OXY USA INC., as Buyer Dated March 20, 2017. Confidential treatment has been requested.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a -14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD NATURAL RESOURCES, LLC
(Registrant)

Date: May 8, 2017
/s/ Richard A. Robert
Richard A. Robert
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)