Form 10-Q
period 2018-03-31
Vanguard Natural Resources, Inc.
filed 2018-05-10
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes ☐ No

As of May 7, 2018, the registrant had 20,100,178 outstanding shares of common stock, $0.001 par value.

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

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements included in this Quarterly Report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements.  These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Forward-looking statements include, but are not limited to, statements we make concerning future actions, conditions or events, future operating results, income or cash flow.

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), and this Quarterly Report, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrenergy.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. These factors and risks include, but are not limited to:

•	our ability to obtain sufficient financing to execute our business plan post-emergence;

•	our ability to meet our liquidity needs;

•	our ability to access the public capital markets;

•	risks relating to any of our unforeseen liabilities;

•	declines in oil, NGLs or natural gas prices;

•	the level of success in exploration, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices;

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to the level of indebtedness and periodic redeterminations of the borrowing base under our credit agreements;

•	ability to comply with restrictive covenants contained in the agreements governing our indebtedness that may adversely affect operational flexibility;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to obtain external capital to finance exploration and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of hydraulic fracturing;

•	failure of properties to yield oil or natural gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and natural gas operations;

•	ability to access oil and natural gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and natural gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and natural gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance; and

•	costs of tax treatment as a corporation.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Revenues:
Oil sales	$46,111	$44,630
Natural gas sales	55,267	57,462
NGLs sales	21,897	16,664
Oil, natural gas and NGLs sales	123,275	118,756
Net gains (losses) on commodity derivative contracts	(18,585)	7
Total revenues and gains (losses) on commodity derivative contracts	104,690	118,763
Costs and expenses:
Production:
Lease operating expenses	30,995	38,481
Transportation, gathering, processing and compression	11,502	—
Production and other taxes	9,781	10,065
Depreciation, depletion, amortization, and accretion	40,039	25,729
Impairment of oil and natural gas properties	14,601	—
Exploration expense	1,316	—
Selling, general and administrative expenses	12,736	10,295
Total costs and expenses	120,970	84,570
Income (loss) from operations	(16,280)	34,193
Other income (expense):
Interest expense	(14,753)	(16,440)
Net gains on interest rate derivative contracts	—	30
Other	149	55
Total other expense, net	(14,604)	(16,355)
Income (loss) before reorganization items	(30,884)	17,838
Reorganization items	(1,707)	(26,746)
Net loss	(32,591)	(8,908)
Less: Net income attributable to non-controlling interests	(93)	(17)
Net loss attributable to Vanguard stockholders/unitholders	(32,684)	(8,925)
Distributions to Preferred unitholders	—	(2,230)
Net loss attributable to Common stockholders/Common and Class B unitholders	$(32,684)	$(11,155)
Net loss per share/unit – basic and diluted	$(1.63)	$(0.08)
Weighted average Common shares/units outstanding
Common shares/units – basic and diluted	20,100	130,957
Predecessor Class B units – basic and diluted	—	420
See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	Successor
	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$9,144	$2,762
Trade accounts receivable, net	53,343	67,248
Derivative assets	—	2,258
Restricted cash	6,243	7,255
Other current assets	4,689	3,934
Total current assets	73,419	83,457
Oil and natural gas properties
Proved properties	1,605,480	1,560,552
Unproved properties	82,673	85,393
	1,688,153	1,645,945
Accumulated depletion, amortization and impairment	(164,567)	(112,553)
Oil and natural gas properties, net – successful efforts method	1,523,586	1,533,392
Other assets
Other assets	28,368	26,671
Total assets	$1,625,373	$1,643,520

Liabilities and stockholders’ equity
Current liabilities
Accounts payable:
Trade	$9,956	$9,141
Accrued liabilities:
Lease operating	10,812	13,560
Developmental capital	9,312	12,275
Interest	4,225	6,312
Production and other taxes	20,193	20,982
Other	11,621	9,005
Derivative liabilities	48,270	39,212
Oil and natural gas revenue payable	33,416	37,422
Other current liabilities	12,917	12,175
Total current liabilities	160,722	160,084
Long-term debt, net of current portion (Note 4)	920,080	905,976
Derivative liabilities	25,460	27,483
Asset retirement obligations, net of current portion	153,213	151,717
Other long-term liabilities	642	732
Total liabilities	1,260,117	1,245,992
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 9)
Successor common stock ($0.001 par value, 50,000,000 shares authorized and 20,100,178 shares issued and outstanding at March 31, 2018 and December 31, 2017)	20	20
Successor additional paid-in capital	507,136	506,640
Successor accumulated deficit	(144,094)	(111,410)
Total stockholders' equity	363,062	395,250
Non-controlling interest in subsidiary	2,194	2,278
Total stockholders' equity attributable to Common stockholders	365,256	397,528
Total liabilities and stockholders’ equity	$1,625,373	$1,643,520
See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (SUCCESSOR)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)
(Unaudited)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017 (Successor)	20,100	$20	$506,640	$(111,410)	$2,278	$397,528
Net income (loss)	—	—	—	(32,684)	93	(32,591)
Share-based compensation	—	—	496	—	—	496
Potato Hills cash distribution to non-controlling interest	—	—	—	—	(177)	(177)
Balance at March 31, 2018 (Successor)	20,100	$20	$507,136	$(144,094)	$2,194	$365,256

See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Operating activities
Net loss	$(32,591)	$(8,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	40,039	25,729
Impairment of oil and natural gas properties	14,601	—
Amortization of deferred financing costs	677	1,162
Amortization of debt discount	—	348
Non-cash reorganization items	—	19,465
Compensation related items	496	2,453
Net (gains) losses on commodity and interest rate derivative contracts	18,585	(37)
Cash settlements received (paid) on matured commodity derivative contracts	(9,292)	7
Cash settlements paid on matured interest rate derivative contracts	—	(95)
Changes in operating assets and liabilities:
Trade accounts receivable	13,905	6,757
Other current assets	(692)	1,053
Net premiums paid on commodity derivative contracts	—	(16)
Accounts payable and oil and natural gas revenue payable	(3,191)	(7,311)
Payable to affiliates	—	(858)
Accrued expenses and other current liabilities	(6,292)	5,471
Other assets	4	5,954
Net cash provided by operating activities	36,249	51,174
Investing activities
Additions to property and equipment	(68)	(25)
Additions to oil and natural gas properties	(23,270)	(13,651)
Deposits and prepayments of oil and natural gas properties	(20,777)	(7,939)
Proceeds from the sale of oil and natural gas properties	—	995
Net cash used in investing activities	(44,115)	(20,620)
Financing activities
Proceeds from long-term debt	48,000	—
Repayment of long-term debt	(34,554)	(21,516)
Potato Hills distribution to non-controlling interest	(177)	—
Financing fees	(33)	(53)
Net cash provided by (used in) financing activities	13,236	(21,569)
Net increase in cash, cash equivalents and restricted cash	5,370	8,985
Cash, cash equivalents and restricted cash, beginning of period	10,017	49,957
Cash, cash equivalents and restricted cash, end of period	$15,387	$58,942

Supplemental cash flow information:
Cash paid for interest	$16,155	$10,880
Non-cash investing activity:
Asset retirement obligations, net	$136	$5,312

See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business

We are an exploration and production company engaged in the production and development of oil and natural gas properties in the United States. The Company is currently focused on adding value by efficiently operating our producing assets and, in certain areas, applying modern drilling and completion technologies in order to fully assess and realize potential development upside. Our primary business objective is to increase shareholder value by growing reserves, production and cash flow in a capital efficient manner. Through our operating subsidiaries, as of March 31, 2018, we own properties and oil and natural gas reserves primarily located in nine operating areas:

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

Following the completion of the financial restructuring on August 1, 2017 (see Note 1, “Summary of Significant Accounting Policies, (b) Emergence from Voluntary Reorganization under Chapter 11 and (c) Fresh-Start Accounting”), the Company had 20.1 million shares of its common stock outstanding. The Company’s shares of common stock and warrants are traded and quoted on the OTCQX market (which is operated by OTC Markets Group, Inc.) under the symbol VNRR.

1.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and were prepared from our records. We derived the condensed consolidated balance sheet as of December 31, 2017 from the audited financial statements contained in our 2017 Annual Report.  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States (“GAAP”). You should read this Quarterly Report along with our 2017 Annual Report, which contains a summary of our significant accounting policies and other disclosures. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Information for interim periods may not be indicative of our operating results for the entire year.

As of March 31, 2018, our significant accounting policies are consistent with those discussed in Note 1 of the Notes to the Consolidated Financial Statements contained in our 2017 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 (Successor), and for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor) include our accounts and those of our subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

We consolidate Potato Hills Gas Gathering System as we have the ability to control the operating and financial decisions and policies of the entity through our 51% ownership and reflected the non-controlling interest as a separate element in our condensed consolidated financial statements.

(b)	Emergence from Voluntary Reorganization under Chapter 11

On February 1, 2017 (the “Petition Date”), the Predecessor and certain of its subsidiaries (such subsidiaries, together with the Predecessor, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On July 18, 2017, the Bankruptcy Court entered an order confirming the Final Plan (as defined in Note 2). The Company emerged from bankruptcy effective August 1, 2017. Please read Note 2, “Emergence From Voluntary Reorganization Under Chapter 11 Proceedings” for a discussion of the Chapter 11 Cases and the Final Plan.

(c)	Fresh-Start Accounting

In accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC Topic 852”), we adopted fresh-start accounting as (i) the fair value of the Successor Company’s total assets (the “Reorganization Value”) immediately prior to the date of confirmation was less than the post-petition liabilities and allowed claims and (ii) the holders of our existing voting shares of the Predecessor entity received less than 50% of the voting shares of the emerging entity. Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the fresh-start reporting date. Our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting date, as we have a new basis in our assets and liabilities. The Successor evaluated transaction activity between July 31, 2017 and the Effective Date and concluded that an accounting convenience date of July 31, 2017 (the “Convenience Date”) was appropriate for the adoption of fresh-start accounting which resulted in the Successor becoming a new entity for financial reporting purposes as of the Convenience Date.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Successor	Predecessor
	March 31, 2018	March 31, 2017
Cash and cash equivalents	$9,144	$58,942
Restricted cash	6,243	—
Total cash, cash equivalents and restricted cash	$15,387	$58,942

(e)	Oil and Natural Gas Properties - Transition from Full Cost Method to Successful Efforts Accounting Method

Under GAAP, there are two allowed methods of accounting for oil and natural gas properties: the full cost method and the successful efforts method. Entities engaged in the production of oil and natural gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the calculation of depreciation, depletion and amortization expense (“DD&A”), and the assessment of impairment of oil and natural gas properties.

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

Because a new entity had been created at the Effective Date, and there is no comparability to the Predecessor’s financial statements, upon emergence from bankruptcy, we elected to adopt the successful efforts method of accounting for our oil and natural gas properties. We believe that application of successful efforts accounting will provide greater transparency in the results of our oil and natural gas properties and enhance decision making and capital allocation processes. Additionally, application of the successful efforts method will eliminate proved property impairments based on historical prices, which are not indicative of the fair value of our oil and natural gas properties, and better reflect the true economics of developing our oil and natural gas reserves. Therefore, from August 1, 2017 we have used the successful efforts method to account for our investment in oil and natural gas properties in the Successor.

Under the successful efforts method, we capitalize the costs of acquiring unproved and proved oil and natural gas leasehold acreage. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current exploration and development plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, and the remaining months in the lease term for the property. Development costs are capitalized, including the costs of unsuccessful and successful development wells and the costs to drill and equip exploratory wells that find proved reserves. Exploration costs, including unsuccessful exploratory wells and geological and geophysical costs, are expensed as incurred.

Depreciation, depletion and amortization

DD&A of the leasehold and development costs that are capitalized into proved oil and natural gas properties are computed using the units-of-production method, at the district level, based on total proved reserves and proved developed reserves, respectively. Upon sale or retirement of oil and gas properties, the costs and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

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

Unproved properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. The Company performs periodic assessments of unproved oil and natural gas properties for impairment and recognizes a loss at the time of impairment. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current development and exploration drilling plans, favorable or unfavorable exploration activity on adjacent leaseholds, future reserve cash flows and the remaining lease term.

(f)	Income Taxes

Prior to July 31, 2017, the Predecessor was a limited liability corporation treated as a partnership for federal and state income tax purposes, in which the taxable income or loss of the Predecessor were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. Therefore, with the exception of the state of Texas and certain subsidiaries, the Predecessor did not directly pay federal and state income taxes and recognition was not given to federal and state income taxes for the operations of the Predecessor.

Effective upon consummation of the Final Plan, the Successor became a C corporation subject to federal and state income taxes. As a C corporation, we account for income taxes, as required, under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income or loss in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2018, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. The Company incurred a net taxable loss in the current taxable period. Thus no current income taxes are anticipated to be paid and no net benefit will be recorded in the Company’s condensed consolidated financial statements due to the full valuation allowance on the tax assets.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In response, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740, “Uncertain Tax Positions” (“ASC Topic 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Refer to Note 11, “Income Taxes,” for more information on the Company’s accounting for income taxes.

(g)	New Pronouncements Recently Adopted

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

Throughout 2015 and 2016, the FASB issued a series of updates to the revenue recognition guidance in ASC Topic 606, including ASU No. 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contracts with Customers (“ASC Topic 606”): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

In conjunction with fresh-start accounting, the Company elected to early adopt the standard effective August 1, 2017. We adopted the standard using the modified retrospective method, by which fresh-start accounting allows us to apply the new standard to all new contracts entered into on or after August 1, 2017, and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of August 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 3, “Impact of ASC Topic 606,” for further details related to the Company’s adoption of this standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash (“ASU 2016-18”), which is intended to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 was applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (early adoption permitted). The Company adopted ASU 2016-18 effective January 1, 2018. The adoption of this ASU resulted in the inclusion of restricted cash in the beginning and ending balances of cash on the condensed consolidated statements of cash flows and disclosure reconciling cash and cash equivalents presented on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows. The adoption of this guidance did not have a material impact on the Company’s financial position of results of operations as the impact was primarily related to presentation.

(h)	New Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be adopted using a modified retrospective approach. We are currently evaluating the provisions of ASU 2016-02 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to date, we have allocated resources to the implementation and have begun contract and lease identification and review.

(i)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, natural gas and NGLs reserves and related future cash flows, the fair value of derivative contracts, asset retirement obligations, accrued oil, natural gas and NGLs revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization and accretion expense, income taxes, and non-cash compensation. Actual results could differ from those estimates.

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

The Debtors satisfied all conditions precedent under the Final Plan and emerged from bankruptcy on August 1, 2017. The Successor reorganized as a Delaware corporation named Vanguard Natural Resources, Inc. on the Effective Date. Pursuant to the Final Plan, each of the Predecessor’s equity securities outstanding immediately before the Effective Date (including any unvested restricted units held by employees or officers of the Debtor, or options and warrants to purchase such securities) have been cancelled and are of no further force or effect as of the Effective Date. Under the Final Plan, the Debtors’ new organizational documents became effective on the Effective Date. The Successor’s new organizational documents authorize the Successor to issue new equity, certain of which was issued to holders of allowed claims pursuant to the Final Plan on the Effective Date. In addition, on the Effective Date, the Successor entered into a registration rights agreement with certain equity holders. As of August 1, 2017, the Successor issued 20.1 million outstanding shares of common stock, $0.001 par value (“Common Stock”).

3.  Impact of ASC Topic 606 Adoption

In conjunction with the application of fresh-start accounting, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). We adopted using the modified retrospective method, which fresh-start accounting allows us to apply the new standard to all new contracts entered into after August 1, 2017 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of July 31, 2017. ASC Topic 606 supersedes previous revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC Topic 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

The impact of adoption on our current period results is as follows (in thousands):

	Successor
	Three Months Ended March 31, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenues:
Oil sales	$46,111	$46,111	$—
Natural gas sales	55,267	46,731	8,536
NGLs sales	21,897	18,931	2,966
Oil, natural gas and NGLs sales	123,275	111,773	11,502
Net losses on commodity derivative contracts	(18,585)	(18,585)	—
Total revenues and losses on commodity derivative contracts	$104,690	$93,188	$11,502
Costs and expenses:
Transportation, gathering, processing, and compression	$11,502	$—	$11,502
Net loss	$(32,591)	$(32,591)	$—

    Changes to sales of natural gas and NGLs, and transportation, gathering, processing, and compression expense are due to the conclusion that the Company represents the principal and the ultimate third party is our customer in certain natural gas processing and marketing agreements with certain midstream entities in accordance with the control model in ASC Topic 606. This is a change from previous conclusions reached for these agreements utilizing the principal versus agent indicators under

ASC Topic 605 where we acted as the agent and the mid-stream processing entity was our customer. As a result, we modified our presentation of revenues and expenses for these agreements. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Transportation, gathering, processing and compression expenses related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as Transportation, gathering, processing, and compression expense.

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
Natural gas and NGLs Sales

Under most of our natural gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds to us for the resulting sales of NGLs and residue gas. In these scenarios, the Company evaluates whether we are the principal or the agent in the transaction. For those contracts where we have concluded we are the principal and the ultimate third party is our customer, we recognize revenue on a gross basis, with transportation, gathering, processing and compression fees presented as an expense in our condensed consolidated statement of operations. Alternatively, for those contracts where we have concluded the Company is the agent and the midstream processing entity is our customer, we recognize natural gas and NGLs revenues based on the net amount of the proceeds received from the midstream processing.

In certain natural gas processing agreements, we may elect to take our residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. Through the marketing process, we deliver product to the ultimate third-party purchaser at a contractually agreed-upon delivery point and receive a specified index price from the purchaser. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as Transportation, gathering, processing and compression expense in our condensed consolidated statements of operations.

Oil sales

Our oil sales contracts are generally structured in one of the following ways:

•
We sell oil production at the wellhead and collect an agreed-upon index price, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead at the net price received.

•
We deliver oil to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. Under this arrangement, we pay a third party to transport the product and receive a specified index price from the purchaser with no deduction. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. Oil revenues are recorded net of these third-party transportation fees in our condensed consolidated statements of operations.

Production imbalances

Previously, the Company elected to utilize the entitlements method to account for natural gas production imbalances which is no longer applicable. In conjunction with the adoption of ASC Topic 606, for the three months ended March 31, 2018, there was no material impact to the financial statements due to this change in accounting for our production imbalances.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals. For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4. Debt

Our financing arrangements consisted of the following as of the date indicated (in thousands):

			Successor
Description	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Successor Credit Facility	Variable (1)	February 1, 2021	$715,000	$700,000
Successor Term Loan	Variable (2)	May 1, 2021	124,375	124,688
Senior Notes due 2024	9.0%	February 15, 2024	80,722	80,722
Lease Financing Obligations	4.16%	August 10, 2020 (3)	14,041	15,205
Unamortized deferred financing costs			(7,994)	(8,639)
Total debt			$926,144	$911,976
Less:
Current portion of Term Loan			(1,250)	(1,250)
Current portion of Lease Financing Obligation			(4,814)	(4,750)
Total long-term debt			$920,080	$905,976

(1)	Variable interest rate of 5.22% and 4.90% at March 31, 2018 and December 31, 2017 respectively.

(2)	Variable interest rate of 9.22% and 8.90% at March 31, 2018 and December 31, 2017 respectively.

(3)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

Successor Credit Facility

On the Effective Date, VNG, as borrower, entered into the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”), by and among VNG as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”) and Issuing Bank, and the lenders party thereto. Pursuant to the Successor Credit Facility, the lenders party thereto agreed to provide VNG with an $850.0 million exit senior secured reserve-based revolving credit facility (the “Revolving Loan”). The initial borrowing base available under the Successor Credit Facility as of the Effective Date was $850.0 million and the aggregate principal amount of Revolving Loans outstanding under the Successor Credit Facility as of the Effective Date was $730.0 million. The Successor Credit Facility also includes an additional $125.0 million senior secured term loan (the “Term Loan”). On December 21, 2017, the borrowing base was reduced to $825.0 million following the completion of the sale of our properties in the Williston basin.

At March 31, 2018, there were $715.0 million of outstanding borrowings and $109.8 million of borrowing capacity under the Successor Credit Facility, after reflecting a $0.2 million reduction in availability for letters of credit (discussed below).

The borrowing base under the Successor Credit Facility is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. The next borrowing base redetermination is scheduled for August of 2018.

The maturity date of the Successor Credit Facility is February 1, 2021 with respect to the Revolving Loans and May 1, 2021 with respect to the Term Loan. Until the maturity date for the Term Loan, the Term Loan shall bear an interest rate equal to (i) the alternative base rate plus an applicable margin of 6.50% for an Alternate Base Rate loan or (ii) adjusted 30-day LIBOR plus an applicable margin of 7.50% for a Eurodollar loan. Until the maturity date for the Revolving Loans, the Revolving Loans shall bear interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 1.75% to 2.75%, based on the borrowing base utilization percentage under the Successor Credit Facility or (ii) adjusted 30-day LIBOR plus an applicable margin of 2.75% to 3.75%, based on the borrowing base utilization percentage under the Successor Credit Facility.

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

VNG is required to repay the Term Loans on the last day of each March, June, September and December (commencing with the first full fiscal quarter ended after the Effective Date), in each case, in an amount equal to 0.25% of the original principal amount of such Term Loans and, on the Maturity Date, the remainder of the principal amount of the Term Loans outstanding on such date, together in each case with accrued and unpaid interest on the principal amount to be paid but excluding the date of such payment. The table below shows the amounts of required payments under the Term Loan for each year as of March 31, 2018 (in thousands):

Year	Required Payments
2018	$938
2019	1,250
2020	1,250
2021 through Maturity date	120,937

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

The obligations under the Successor Credit Facility are guaranteed by the Successor and all of VNG’s subsidiaries (the “Guarantors”), subject to limited exceptions, and secured on a first-priority basis by substantially all of VNG’s and the Guarantors’ assets, including, without limitation, liens on at least 95% of the total value of VNG’s and the Guarantors’ oil and natural gas properties, and pledges of stock of all other direct and indirect subsidiaries of VNG, subject to certain limited exceptions.

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

The Successor Credit Facility also contains certain affirmative and negative covenants, including, without limitation: delivery of financial statements; notices of material events; existence and conduct of business; payment of obligations; performance of obligations under the Successor Credit Facility and the other loan documents; operation and maintenance of properties; maintenance of insurance; maintenance of books and records; compliance with laws and regulations; compliance with environmental laws and regulations; delivery of reserve reports; delivery of title information; requirement to grant additional collateral; compliance with ERISA; requirement to maintain commodity swaps; maintenance of accounts; restrictions on indebtedness; liens; dividends and distributions; repayment of permitted unsecured debt; amendments to certain agreements; investments; change in the nature of business; leases (including oil and gas property leases); sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; marketing activities; gas imbalances; take-or-pay or other prepayments; swap agreements and transactions and passive holding company status.

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

Senior Notes due 2024

On August 1, 2017, the Company issued approximately $80.7 million aggregate principal amount of new 9.0% Senior Secured Second Lien Notes due 2024 (the “Senior Notes due 2024”) to certain eligible holders of the Predecessor’s second lien notes (the “Existing Notes”) in satisfaction of their claim of approximately $80.7 million related to the Existing Notes held by such holders. The Senior Notes due 2024 were issued in accordance with the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

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

The Senior Notes due 2024 are governed by an Amended and Restated Indenture, dated as of August 1, 2017 (as amended, the “Amended and Restated Indenture”), by and among the Company, certain subsidiary guarantors of the Company (the “Guarantors”) and Delaware Trust Company, as Trustee (in such capacity, the “Trustee”) and as Collateral Trustee (in such capacity, the “Collateral Trustee”), which contains affirmative and negative covenants that, among other things, limit the ability of the Company and the Guarantors to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) make distributions on, purchase or redeem the Company’s Common Stock or purchase or redeem subordinated indebtedness; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of its properties to, another person; (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; or (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Senior Notes due 2024 achieve an investment grade rating from each of Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., no default or event of default under the Amended and Restated Indenture exists, and the Company delivers to the Trustee an officers’ certificate certifying such events, many of the foregoing covenants will terminate.

The Amended and Restated Indenture also contains customary events of default, including (i) default for thirty (30) days in the payment when due of interest on the Senior Notes due 2024; (ii) default in payment when due of principal of or premium, if any, on the Senior Notes due 2024 at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency with respect to the Company or any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that taken together would constitute a significant subsidiary. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes due 2024 may declare all the Senior Notes due 2024 to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Senior Notes due 2024 will become due and payable immediately without further action or notice.

Interest is payable on the Senior Notes due 2024 on February 15 and August 15 of each year, beginning on February 15, 2018. The Senior Notes due 2024 will mature on February 15, 2024.

At any time prior to February 15, 2020, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Notes due 2024 issued under the Amended and Restated Indenture, with an amount of cash not greater than the net cash proceeds of certain equity offerings, at a redemption price equal to 109% of the principal amount of the Senior Notes due 2024, together with accrued and unpaid interest, if any, to the redemption date; provided that (i) at least 65% of the aggregate principal amount of the Senior Notes due 2024 originally issued under the Amended and Restated Indenture remain outstanding after such redemption, and (ii) the redemption occurs within one hundred eighty (180) days of the equity offering.

On or after February 15, 2020, the Senior Notes due 2024 will be redeemable, in whole or in part, at redemption prices equal to the principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

Year	Percentage
2020	106.75%
2021	104.50%
2022	102.25%
2023 and thereafter	100.00%

In addition, at any time prior to February 15, 2020, the Company may on any one or more occasions redeem all or a part of the Senior Notes due 2024 at a redemption price equal to 100% of the principal amount thereof, plus the Applicable Premium (as defined in the Amended and Restated Indenture) as of, and accrued and unpaid interest, if any, to the date of redemption.

As discussed above, the Successor Credit Facility and the Senior Notes due 2024 contain certain affirmative and negative covenants. If we were to violate any of the covenants under the Successor Credit Facility or the indenture governing the Senior Notes due 2024, and were unable to obtain a waiver or amendment, it would be considered an event of default. If we were in default under the Successor Credit Facility or the indenture governing the Senior Notes due 2024, then the lenders or the noteholders, as applicable, may exercise certain remedies including, among others, declaring all outstanding indebtedness under the relevant instrument immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due. In the event of a covenant breach, we will seek to obtain a waiver from our lenders or amend the respective debt agreements and while no assurances can be made that a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to divest non-core oil and natural gas properties to pay down our outstanding borrowings will be viewed positively by our lenders.

Letters of Credit

At March 31, 2018, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit was provided under our Successor Credit Facility.

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

5. Price Risk Management Activities

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

The following tables summarize oil, natural gas, and NGLs commodity derivative contracts in place at March 31, 2018:

Fixed-Price Swaps (NYMEX)

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Gallons	Weighted Average Fixed Price
April 1, 2018 - December 31, 2018	52,093,000	$2.89	2,014,950	$46.60	42,735,000	$0.60
January 1, 2019 - December 31, 2019	52,539,000	$2.79	1,858,200	$48.50	16,213,742	$0.78
January 1, 2020 - December 31, 2020	47,227,500	$2.75	1,393,800	$49.53	—	$—

Collars

	Gas			Oil
Contract Period	MMBtu	Floor Price ($/MMBtu)	Ceiling Price ($/MMBtu)	Bbls	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
January 1, 2019 - December 31, 2019	4,125,000	$2.60	$3.00	575,730	$43.81	$54.04
January 1, 2020 - December 31, 2020	5,490,000	$2.60	$3.00	659,340	$44.17	$55.00
January 1, 2021 - December 31, 2021	1,825,000	$2.60	$3.07	3,409,972	$47.50	$56.05

Balance Sheet Presentation

Our commodity derivatives are presented on a net basis in “derivative assets” and “derivative liabilities” on the condensed consolidated balance sheets as governed by the International Swaps and Derivatives Association Master Agreement with each of the counterparties. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets for the periods indicated (in thousands):

	Successor
	March 31, 2018
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$8,614	$(8,614)	$—
Total derivative instruments	$8,614	$(8,614)	$—

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$(82,344)	$8,614	$(73,730)
Total derivative instruments	$(82,344)	$8,614	$(73,730)

	Successor
	December 31, 2017
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$15,264	$(13,006)	$2,258
Total derivative instruments	$15,264	$(13,006)	$2,258

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$(79,701)	$13,006	$(66,695)
Total derivative instruments	$(79,701)	$13,006	$(66,695)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. All of our counterparties were participants in our Successor Credit Facility (see Note 4, “Debt” for further discussion), which is secured by our oil and natural gas properties; therefore, we were not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $8.6 million at March 31, 2018. We minimize the credit risk related to derivative instruments by: (i) entering into derivative instruments with counterparties that are also lenders in our Successor Credit Facility, and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the periods indicated are as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2018	Five Months Ended December 31, 2017	Seven Months Ended July 31, 2017
Derivative liability at beginning of period, net	$(64,437)	$(24,894)	$(125)
Purchases
Net losses on commodity and interest rate derivative contracts	(18,585)	(55,857)	(24,857)
Settlements
Cash settlements paid (received) on matured commodity derivative contracts	9,292	12,174	(7)
Cash settlements paid on matured interest rate derivative contracts	—	—	95
Termination of derivative contracts	—	4,140	—
Derivative liability at end of period, net	$(73,730)	$(64,437)	$(24,894)

6.  Fair Value Measurements

We estimate the fair values of financial and non-financial assets and liabilities under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of ASC Topic 820. Primarily, ASC Topic 820 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, recognition of asset retirement obligations and to long-lived assets written down to fair value when they are impaired. ASC Topic 820 applies to assets and liabilities carried at fair value on the condensed consolidated balance sheets, as well as to supplemental information about the fair values of financial instruments not carried at fair value.

We have applied the provisions of ASC Topic 820 to assets and liabilities measured at fair value on a recurring basis, which includes our commodity and interest rate derivatives contracts, and on a nonrecurring basis, which includes acquisitions of oil and natural gas properties and other intangible assets and the initial measurement of asset retirement obligations. ASC Topic 820 provides a definition of fair value and a framework for measuring fair value, as well as expanding disclosures regarding fair value measurements. The framework requires fair value measurement techniques to include all significant assumptions that would be made by willing participants in a market transaction.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding, including the term loans, represent their approximate fair value because our current borrowing rates are variable and do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of March 31, 2018, the carrying value of our Senior Notes due 2024 approximates its fair value. We consider the inputs to the valuation of our Senior Notes due 2024 to be Level 2.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Successor
	March 31, 2018
	Fair Value Measurements	Liabilities
	Using Level 2	at Fair Value
Liabilities:
Commodity price derivative contracts	$(73,730)	$(73,730)
Total derivative instruments	$(73,730)	$(73,730)

	Successor
	December 31, 2017
	Fair Value Measurements	Assets/Liabilities
	Using Level 2	at Fair Value
Assets:
Commodity price derivative contracts	$2,258	$2,258
Total derivative instruments	$2,258	$2,258
Liabilities:
Commodity price derivative contracts	$(66,695)	$(66,695)
Total derivative instruments	$(66,695)	$(66,695)

During periods of market disruption, including periods of volatile oil and natural gas prices, there may be certain asset classes that were in active markets with observable data that become illiquid due to changes in the financial environment. In such cases, some derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our condensed consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 7, “Asset Retirement Obligations,” in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (i) estimated plug and abandonment cost per well based on our experience; (ii) estimated remaining life per well based on average reserve life per field; (iii) our credit-adjusted risk-free interest rate; and (iv) the average inflation factor. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

The Company periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the three months ended March 31, 2018 (Successor), we incurred impairment charges of $14.6 million as oil and natural gas properties with a net cost basis of $73.0 million were written down to $58.4 million which relate to downward revisions of unproved property leasehold acreage and working interest in certain of our undeveloped leasehold. In order to determine whether the carrying value of an asset is recoverable, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect the Company’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

7.  Asset Retirement Obligations

Upon the Company's emergence from bankruptcy on August 1, 2017, as discussed in Note 1, “Summary of Significant Accounting Policies,” the Company applied fresh-start accounting. This included adjusting the Asset Retirement Obligations based on the estimated fair values at the Convenience Date.

The following provides a roll-forward of our asset retirement obligations (in thousands):

Asset retirement obligation as of January 1, 2017 (Predecessor)	$272,436
Liabilities added during the current period	555
Accretion expense	6,795
Retirements	(1,161)
Liabilities related to assets divested	(10,107)
Change in estimate	(29)
Asset retirement obligation at July 31, 2017 (Predecessor)	268,489
Fresh-start adjustment (1)	(123,320)
Asset retirement obligation at July 31, 2017 (Successor)	145,169
Liabilities added during the current period	10,540
Accretion expense	3,975
Liabilities related to assets divested	(5,066)
Retirements	(812)
Change in estimate	3,618
Asset retirement obligation at December 31, 2017 (Successor)	157,424
Liabilities added during the current period	136
Accretion expense	2,401
Retirements	(363)
Asset retirement obligation at March 31, 2018 (Successor)	159,598
Less: current obligations	(6,385)
Long-term asset retirement obligation at March 31, 2018 (Successor)	$153,213

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

Inputs to the valuation of additions to the asset retirement obligation liability and certain changes in the estimated fair value of the liability include: (i) estimated plug and abandonment cost per well based on our experience; (ii) estimated remaining life per well based on average reserve life per field; (iii) our credit-adjusted risk-free interest rate and (iv) the average inflation factor. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are sensitive and subject to change. During the five month period ended December 31, 2017 (Successor), we used credit-adjusted risk-free interest rate ranging between 6.2% and 6.4%; and the average inflation factor of 1.8%. During the three months ended March 31, 2018, our credit-adjusted risk-free interest rate was 6.6% and the average inflation factor was 1.7%.

8. Commitments and Contingencies

Transportation Demand Charges

As of March 31, 2018, we have contracts that provide firm transportation capacity on pipeline systems. The remaining terms on these contracts range from one month to two years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of March 31, 2018. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

March 31, 2018
(in thousands)
April 1, 2018 - December 31, 2018	$662
2019	821
2020	410
Total	$1,893

Lease Commitments

Rent expense for our office leases was $0.5 million for each of the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor). The rent expense relates to the lease of our office space in Houston, Texas as well as office leases in our other operating areas. As of March 31, 2018, the minimum contractual obligations were approximately $10.2 million in the aggregate. Our policy is to amortize the total payments under the lease agreement on a straight-line basis over the term of the lease.

March 31, 2018
(in thousands)
April 1, 2018 - December 31, 2018	$976
2019	1,187
2020	1,135
2021	1,170
2022	1,205
Thereafter	4,503
Total	$10,176

Development Commitments

We have commitments to third-party operators under joint operating agreements relating to the drilling and completion of oil and natural gas wells. As of March 31, 2018, total estimated costs to be spent in 2018 is approximately $36.7 million of which $22.6 million relates primarily to drilling and completion commitments in the Arkoma Basin.

Legal Proceedings

There have been no material developments with respect to the legal proceedings described in our 2017 Annual Report since the filing thereof.

We are also defendants in certain legal proceedings arising in the normal course of our business. Management does not believe that it is probable that the outcome of these actions will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flow, although the ultimate outcome and impact of such legal proceedings on the Company cannot be predicted with certainty. Furthermore, our insurance may not be adequate to cover all liabilities that may arise out of claims brought against us. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial position, results of operations or cash flow could be material. As of March 31, 2018, we have not reserved any loss contingencies related to our legal proceedings in our financial statements because our management believes a loss arising from these proceedings is not probable and not reasonably estimable.

In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under applicable environmental laws, that could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flow.

9.  Stockholders’ Equity

Cancellation of Units and Issuance of Common Stock

As previously discussed, all outstanding preferred units issued and outstanding immediately prior to the Effective Date were cancelled and the holders thereof received their pro rata shares of (i) 3% (subject to dilution) of outstanding shares of

Common Stock and (ii) Preferred Unit Warrants, in full and final satisfaction of their interests. Further, all common equity of the Predecessor issued and outstanding immediately prior to the Effective Date were cancelled and the holders of the common equity received Common Unit Warrants, in full and final satisfaction of their interests. Please see further discussion below regarding the issuance of new warrants. On the Effective Date, the Company issued 20.1 million shares of Common Stock, $0.001 par value, in accordance with the Final Plan.

Warrant Agreement

On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which the Company issued: (i) to electing holders of the Predecessor’s (A) 7.875% Series A Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), (B) 7.625% Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Preferred Units”), and (C) 7.75% Series C Cumulative Redeemable Perpetual Preferred Units (“Series C Preferred Units” and, together with the Series A Preferred Units and Series B Preferred Units, the “Preferred Units”), three and a half year warrants (the “Preferred Unit Warrants”), which will be exercisable to purchase up to 621,649 shares of Common Stock as of the Effective Date; and (ii) to electing holders of the Predecessor’s common units representing limited liability company interests, three and a half year warrants (the “Common Unit Warrants” and, together with the Preferred Unit Warrants, the “Warrants”) which will be exercisable to purchase up to 640,876 shares of Common Stock as of the Effective Date. The expiration date of the Warrants is February 1, 2021. The strike price for the Preferred Unit New Warrants is $44.25, and the strike price for the Common Unit New Warrants is $61.45.

Management Incentive Plan

On August 22, 2017, the Company’s board of directors (the “Board”) approved, upon the recommendation of the Company’s Compensation Committee (“Committee”), the Vanguard Natural Resources, Inc. 2017 Management Incentive Plan (the “MIP”), which will assist the Company in attracting, motivating and retaining key personnel and will align the interests of participants with those of stockholders.

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

The Board may amend, modify, suspend, or terminate the MIP in its discretion; however, no amendment, modification, suspension or termination may materially and adversely affect any award previously granted without the consent of the participant or the permitted transferee of the award. No grant will be made under the 2017 Plan more than 10 years after its effective date.

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

The diluted earnings per share calculation for the three months ended March 31, 2018 excluded approximately 1.3 million warrants and 173,629 RSUs that were antidilutive as we were in a loss position. The diluted earnings per unit calculation for the three months ended March 31, 2017 excluded approximately 13.5 million phantom units due to their antidilutive effect as we were in a loss position.

10. Share-Based Compensation

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

Management Incentive Plan

As discussed in Note 9, “Stockholders’ Equity,” on August 22, 2017, the Company’s Board approved the MIP, which will assist the Company in attracting, motivating and retaining key personnel and will align the interests of participants with those of stockholders.

MIP Restricted Stock Units

The MIP allows for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is expensed over the requisite service period.

In January 2018, the Company granted 78,190 time-based restricted stock unit awards to executives and certain management-level employees with a grant-date fair value of $19.50 per unit and a vesting period of three years. Also, in March 2018, a director was granted 5,893 time-based restricted stock unit awards with a grant-date fair value of $11.99 per unit of which 1,474 units vested immediately and the remaining 4,419 units will vest over a period of three years.

The following table summarizes our time-based RSUs as of March 31, 2018:

	Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	7,500	$19.50
Granted	84,083	$18.97
Vested	(1,474)	$11.99
Non-vested at March 31, 2018	90,109	$19.13

We expense time-based RSUs on a straight-line basis over the requisite service period. As of March 31, 2018, the total remaining unearned compensation related to non-vested time-based RSUs was $1.6 million, which will be amortized over the weighted-average remaining service period of 2.6 years.

In January 2018, the Company granted total shareholder return (“TSR”) performance restricted stock unit awards to executives and certain management-level employees. A total of 191,390 TSR performance RSUs would vest assuming achievement of the goals at target level. Awards of TSR performance RSUs will be earned based on a predefined performance criteria determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group, a recipient of TSR performance RSUs may earn a total award ranging from 0% to 200% of the initial grant. The TSR modifier is considered a market condition. The awards are also subject to certain other performance conditions which were considered in calculating the grant date fair value.

We estimate the fair value of TSR Performance RSUs at the grant date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

2018 Grant
Closing price of our common stock on grant date	$19.70
Volatility	42.87%
Risk-free interest rate	2.13%
Fair value of unit	$25.15

We recognize compensation expense on a straight-line basis over the requisite service period. As of March 31, 2018, total remaining unearned compensation related to TSR performance RSUs was $4.5 million, which will be amortized over the weighted-average remaining service period of 2.8 years.

Share-based compensation for the predecessor and successor periods are not comparable. Our condensed consolidated statements of operations reflect non-cash compensation related to our MIP of $0.5 million for the three months ended March 31, 2018 (Successor) and non-cash compensation related to the Predecessor Incentive Plan of $2.6 million for the three months ended March 31, 2017 (Predecessor).

11.  Income Taxes

For the three months ended March 31, 2018, we recorded no income tax expense or benefit. The difference between our effective tax rate and the federal statutory income tax rate of 21% is primarily due to the effect of changes in the Company’s valuation allowance. During the three months ended March 31, 2018, the Company has continued to record a full valuation allowance against its deferred tax position. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets will be realized.

On December 22, 2017, President Trump signed into law the Tax Act that significantly reforms the U.S. tax code. Our accounting for the Tax Act is incomplete. However, as noted in our 2017 Annual Report, at December 31, 2017 we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the reduction of U.S. federal corporate tax rate, changes in net operating loss utilization, and immediate expensing of certain capital investments. We have not made any additional measurement-period adjustments related to these items during the quarter. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

12.  Subsequent Events

In April and May 2018, we entered into separate purchase and sale agreements for the sale of certain of our oil and natural gas properties in the Permian basin, the Green River basin and in Mississippi for an aggregate selling price of $60.0 million, subject to customary post-closing adjustments to be determined. For clarity, Vanguard’s interest in the Pinedale field is not included in the sale of properties in the Green River basin. Proceeds from the sales are intended to be used to reduce borrowings under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the condensed consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our 2017 Annual Report. As described below, however, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting.

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this report, the Company applied fresh-start accounting upon emergence from bankruptcy on August 1, 2017, using a Convenience Date of July 31, 2017, at which time it became a new entity for financial reporting purposes. References to the Successor relate to the Company on and subsequent to the Effective Date. References to Predecessor refer to the Company prior to the Effective Date.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see “Forward-Looking Statements.”

Overview

We are an exploration and production company engaged in the production and development of oil and natural gas properties in the United States. The Company is currently focused on adding value by efficiently operating our producing assets and, in certain areas, applying modern drilling and completion technologies in order to fully assess and realize potential development upside. Our primary business objective is to increase shareholder value by growing reserves, production and cash flow in a capital efficient manner. Through our operating subsidiaries, as of March 31, 2018, we own properties and oil and natural gas reserves primarily located in nine operating basins:

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

As of March 31, 2018, based on internal reserve estimates, our total estimated proved reserves were 1,771.8 Bcfe, of which approximately 75% were natural gas reserves, 13% were oil reserves and 12% were NGLs reserves. Of these total estimated proved reserves, approximately 69%, or 1,220.6 Bcfe, were classified as proved developed. Also, at March 31, 2018, we owned working interests in 11,371 gross (3,936 net) productive wells. Our operated wells accounted for approximately 44% of our total estimated proved reserves at March 31, 2018. Our average net daily production for the three months ended March 31, 2018 (Successor), the five months ended December 31, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor) was 368 MMcfe/day, 364 MMcfe/day and 381 MMcfe/day, respectively.

We develop an annual capital expenditures budget which is reviewed and approved by our Board of Directors (the “Board”) and revised throughout the year as circumstances warrant. We take into consideration our projected operating cash flow, commodity prices for oil and natural gas and externally available sources of financing, such as bank debt, asset divestitures, issuance of debt and equity securities, and strategic joint ventures, when establishing our capital expenditure budget.
Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as commodity prices for oil and natural gas. Such pricing factors are largely beyond our control; however, we have historically employed commodity hedging techniques in an attempt to minimize the volatility of short term commodity price fluctuations on our earnings and operating cash flow.

Asset Divestitures

In April and May 2018, we entered into separate purchase and sale agreements for the sale of certain of our oil and natural gas properties in the Permian basin, the Green River basin and in Mississippi for an aggregate selling price of $60.0 million, subject to customary post-closing adjustments to be determined. For clarity, Vanguard’s interest in the Pinedale field is not included in the sale of properties in the Green River basin. Proceeds from the sales are intended to be used to reduce borrowings under our revolving credit facility.

Emergence from Voluntary Reorganization under Chapter 11 Proceedings

On February 1, 2017, the Predecessor and certain of its subsidiaries filed voluntary petitions (collectively, the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases were administered under the caption “In re Vanguard Natural Resources, LLC, et al.”

Also upon emergence from bankruptcy, we made multiple changes to our accounting policies including the application of fresh-start accounting. Please read Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of our 2017 Annual Report for a discussion of the accounting policy changes.

Capital Development

Total capital expenditures were approximately $42.1 million during the three months ended March 31, 2018. We currently anticipate a total capital expenditures budget ranging from $140.0 million to $145.0 million for the full year of 2018, down from our initial 2018 guidance of $160.0 million. This is primarily due to a shift in our drilling program favoring increased horizontal drilling and a decrease in vertical drilling activity in the Green River Basin at the Pinedale Field. We now expect to spend between $70.0 million and $80.0 million for the full year of 2018, down from our previously estimated $90.0 million to $95.0 million, at the Pinedale Field. We are participating with Ultra Petroleum Corporation (“Ultra”) as a non-operated partner in testing the flank of the Pinedale Field with horizontal drilling and expect to spend $50.0 million to $60.0 million of our remaining capital expenditures budget for the year in this field. As of March 31, 2018, Ultra had drilled and completed two horizontal wells targeting one of our identified benches in the Lower Lance formation. The production from both wells are exceeding our budget case assumptions. Ultra is expected to drill an additional 15 to 20 horizontal wells in 2018, in which we plan to participate.

In the Piceance Basin, our operated drilling and completion program is continuing as planned at the Mamm Creek Field where we expect to spend between $10.0 million and $15.0 million during the remainder of 2018. We have drilled 14 vertical gas wells and are in the process of completing these wells. In the Arkoma Basin we are on track to spend approximately $20.0 million of our remaining 2018 capital budget where we will be participating as a non-operated partner with Newfield Exploration Company in a one rig program, drilling and completing horizontal Woodford wells. We are also participating as a non-operated partner with BP America, Inc. in two additional wells that will be completed in the second quarter. The balance of our remaining drilling and completion capital will be spent on additional drilling, completion and production uplift projects in the Permian, Big Horn, and Powder River Basins. During the three months ended March 31, 2018, we drilled 20 gross (19.5 net) operated wells and completed seven gross (6.6 net) operated wells. In addition, we participated in the drilling of 91 gross (10.8 net) non-operated wells and in the completion of 59 gross (7.6 net) non-operated wells.

Results of Operations

As previously discussed, in addition to adopting fresh-start accounting, the Successor also adopted the successful efforts method of accounting as of July 31, 2017. Prior to July 31, 2017, the Predecessor used the full-cost method of accounting. Further, in conjunction with the application of fresh-start accounting, we adopted ASC Topic 606. The results of operations of the Successor and the Predecessor are not comparable. We believe however, that production volumes, oil, natural gas and NGLs revenues, lease operating expenses and production and other taxes are generally comparable.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The table included below sets forth financial and operating data for the periods indicated (in thousands).

	Successor	Predecessor (a)
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Revenues:
Oil sales	$46,111	$44,630
Natural gas sales	55,267	57,462
NGLs sales	21,897	16,664
Oil, natural gas and NGLs sales	123,275	118,756
Net gains (losses) on commodity derivative contracts	(18,585)	7
Total revenues and gains (losses) on derivative contracts	$104,690	$118,763
Costs and expenses:
Production:
Lease operating expenses	30,995	38,481
Transportation, gathering, processing and compression	11,502	—
Production and other taxes	9,781	10,065
Depreciation, depletion, amortization, and accretion	40,039	25,729
Impairment of oil and natural gas properties	14,601	—
Exploration expense	1,316	—
Selling, general and administrative expenses	12,240	7,666
Non-cash compensation	496	2,629
Total costs and expenses	$120,970	$84,570
Other income (expense):
Interest expense	$(14,753)	$(16,440)
Net gains on interest rate derivative contracts	—	30
Other	149	55
Reorganization items	(1,707)	(26,746)

(a)
During the three months ended March 31, 2017, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Revenues

Oil, natural gas and NGLs sales were $123.3 million and $118.8 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The key oil, natural gas and NGLs revenue measurements were as follows:

	Successor	Predecessor(b)
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$55.30	$45.01
Natural Gas (Price/Mcf)(a)	$2.36	$2.43
NGLs (Price/Bbl)(a)	$27.91	$19.88
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$41.66	$45.02
Natural Gas (Price/Mcf)	$2.63	$2.43
NGLs (Price/Bbl)	$22.78	$19.88
Average NYMEX prices:
Oil (Price/Bbl)	$62.89	$51.87
Natural Gas (Price/Mcf)	$2.98	$3.30
Total production volumes:
Oil (MBbls)	834	992
Natural Gas (MMcf)	23,371	23,659
NGLs (MBbls)	785	838
Combined (MMcfe)	33,081	34,638
Average daily production volumes:
Oil (Bbls/day)	9,266	11,017
Natural Gas (Mcf/day)	259,674	262,881
NGLs (Bbls/day)	8,717	9,314
Combined (Mcfe/day)	367,568	384,870

(a)
In accordance with the adoption of ASC Topic 606, the average realized natural gas and NGLs prices for the three months ended March 31, 2018 exclude gathering, transportation, and processing fees of $11.5 million related to certain of our natural gas and NGLs marketing and processing agreements that were reclassified and presented as Transportation, gathering, processing, and compression expense in our condensed consolidated statements of operations. As such, our average realized prices are not comparable with the prior period. If our natural gas and NGLs revenues are shown net of these fees, the average realized natural gas price excluding hedges would be $2.00 per Mcf and the average NGLs price excluding hedges would be $24.13 per Bbl for the three months ended March 31, 2018.

(b)
During the three months ended March 31, 2017, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(c)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The overall increase in oil and NGLs sales during three months ended March 31, 2018 compared to the same period in 2017 was due in part to the increase in the average realized oil prices, excluding hedges. The increase in average realized oil price is primarily due to a higher average NYMEX crude oil price, which increased 21.2%, from $51.87 per Bbl in the first quarter of 2017 (Predecessor) to $62.89 per Bbl in the first quarter of 2018 (Successor). As discussed above, the adoption of ASC Topic 606 also increased natural gas and NGLs revenue by $11.5 million during the Successor period due to the reclassification of gathering, transportation, and processing fees. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item I of this Quarterly Report for further details.

The increase in sales due to higher average realized oil price and the change in presentation was partially offset by a decrease in average realized natural gas price, primarily due to a lower average NYMEX natural gas price, which decreased 9.7%, from $3.30 per Mcf in the first quarter of 2017 (Predecessor) to $2.98 per Mcf in the first quarter of 2018 (Successor), as well as an overall decrease in average daily production which decreased to approximately 368 MMcfe/day for the three months ended March 31, 2018 (Successor) from approximately 385 MMcfe/day for the three months ended March 31, 2017 (Predecessor). The decrease in average daily production was primarily due to divestitures completed during 2017.

On an Mcfe basis, crude oil, natural gas and NGLs accounted for 15%, 71% and 14%, respectively, of our production during the three months ended March 31, 2018 (Successor) compared to 17%, 68% and 15%, respectively, of our production during the same period in 2017 (Predecessor).

Hedging and Price Risk Management Activities

We recognized a net loss on commodity derivative contracts of $18.6 million and a net gain of $0.01 million, during the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. Our hedging program is intended to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our condensed consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the condensed consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses were $31.0 million and $38.5 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The decrease in lease operating expenses is primarily due to lower production volumes as a result of decreased operational activity and divestitures completed in 2017. In addition, overall spending during the three months ended March 31, 2018 (Successor) further decreased as compared to the same period in 2017 (Predecessor) as a result of our continued focus on cost efficiency measures.

Transportation, gathering, processing and compression fees represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. These expenses increased by $11.5 million for the three months ended March 31, 2018 (Successor) due to the adoption of ASC Topic 606 in conjunction with fresh-start accounting. In the Predecessor period, these costs were included in the net proceeds received from processing; however, natural gas and NGLs revenues and related marketing and processing costs are recognized on a gross basis effective August 1, 2017. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1of this Quarterly Report for further details.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. As a percentage of wellhead revenues, production and other taxes was 7.9% and 8.5% for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The percentage was lower during the current period primarily due to higher natural gas and NGLs revenues as they were presented gross of gathering, transportation, and processing fees of $11.5 million related to certain of our natural gas and NGLs marketing and processing agreements with the adoption of ASC Topic 606. Natural gas and NGLs revenues for the prior period were presented net of these fees. We record and remit production taxes based on net proceeds received from processing related to these contracts. When using net proceeds in the calculation, the effective tax rate for the Successor period is 8.7%.

Depreciation, depletion, amortization, and accretion expense was $40.0 million and $25.7 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The increase in depreciation, depletion, amortization, and accretion expense is due to a higher amortization base as a result of the application of fresh-start accounting which led to a corresponding increase in the depletion rate per equivalent unit of production for the Successor period.

We adjust our depletion rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs. Thus, our depletion rate could change significantly in the future. Depletion expense is not comparable between Successor and Predecessor periods as a result of our implementation of fresh-start accounting upon emergence from bankruptcy, whereupon the carrying value of our proved oil and gas properties on our balance sheet was recorded at fair value. Also upon emergence, we changed our method of accounting for oil and gas exploration and development activities from the full-cost method to the successful-efforts method of accounting.

An impairment of oil and natural gas properties of $14.6 million was recognized during three months ended March 31, 2018 (Successor). The impairment charge relates to downward revisions in our unproved property leasehold acreage and working interest in certain of our undeveloped leasehold.

Selling, general and administrative expenses (excluding non-cash compensation) include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. During the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), selling, general and administrative expenses were $12.2 million and $7.7 million, respectively. The increase is primarily due to severance payments of $2.3 million and higher than expected professional and legal fees during the Successor period. Selling, general and administrative expenses in 2017 were impacted by costs incurred in connection with the Chapter 11 Cases, which are primarily included in “Reorganization Items” on our Condensed Consolidated Statement of Operations.

In addition, we incurred non-cash compensation expense of $0.5 million and $2.6 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The decrease as compared to the same period in 2017 is primarily due to cancellation of awards granted under the Predecessor Incentive Plan as of the Effective Date.

Other Income and Expense

Interest expense was $14.8 million and $16.4 million during the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. The Successor has lower interest expense due to lower debt outstanding.

Reorganization Items

We incurred reorganization expenses of $1.7 million and $26.7 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. Reorganization items include expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items represent professional fees for post-petition expenses. During the three months ended March 31, 2017 (Predecessor), deferred financing costs and unamortized discounts related to the Senior Notes were also included in reorganization items as these debt instruments were impacted by the Chapter 11 Cases.

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

As of March 31, 2018, our critical accounting policies discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report are consistent with those discussed in Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of our 2017 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil, natural gas and NGLs reserves and related future cash flows, the fair value of derivative contracts and asset retirement obligations, accrued oil, natural gas and NGLs revenues and expenses, as well as estimates of expenses related to depreciation, depletion, amortization, and accretion expense, income taxes, and non-cash compensation. Actual results could differ from those estimates.

Liquidity and Capital Resources

Overview

Historically, we have obtained financing through proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. To date, the primary use of capital has been for the development of oil and natural gas properties. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for additional reserves. We expect to fund our capital expenditures with cash flow from operations. For the remainder of 2018, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under the Successor Credit Facility and/or proceeds from the divestiture of assets.

The borrowing base under the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”) is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. The next borrowing base redetermination is scheduled for August of 2018. Should we experience a decline in oil and natural gas prices or basis differentials widen significantly in 2018, we may, among other things, be unable to maintain or increase our borrowing capacity, or be required to repay current or future indebtedness.

The Successor Credit Facility and the indenture governing the new 9.0% Senior Secured Second Lien Notes due 2024 (the “Senior Notes due 2024”) also contain certain other affirmative and negative covenants. If we were to violate any of the covenants under the Successor Credit Facility or the indenture governing the Senior Notes due 2024, and were unable to obtain a waiver or amendment, it would be considered an event of default. If we were in default under the Successor Credit Facility or the indenture governing the Senior Notes due 2024, then the lenders or the noteholders, as applicable, may exercise certain remedies including, among others, declaring all outstanding indebtedness under the relevant instrument immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due. In the event of a covenant breach, we will seek to obtain a waiver from our lenders or amend the respective debt agreements, and while no assurances can be made that a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to divest non-core oil and natural gas properties to pay down our outstanding borrowings will be viewed positively by our lenders.

Statements of Cash Flows

The following table summarizes our primary sources and uses of cash for the three months ended March 31, 2018 and 2017 (in thousands):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$36,249	$51,174
Net cash used in by investing activities	$(44,115)	$(20,620)
Net cash provided by (used in) financing activities	$13,236	$(21,569)

Cash Flow from Operations

Net cash provided by operating activities was approximately $36.2 million for the three months ended March 31, 2018 (Successor) compared to $51.2 million for the three months ended March 31, 2017 (Predecessor). Changes in working capital increased total cash flows by $3.7 million and $11.1 million for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor), respectively. Contributing to the increase in working capital during the first quarter of 2018 was a $13.9 million decrease in accounts receivable related to the timing of receipts from production, offset by a $9.5 million decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. During the first quarter of 2017, the increase in working capital resulted from a $6.8 million decrease in accounts receivable related to the timing of receipts from production and a $6.0 million decrease in other assets related to prepaid drilling costs actually spent during the period. The increase was offset by a $1.8 million net decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. We primarily use fixed-price swaps, collars, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. See Note 5 of the Notes to the Condensed Consolidated Financial Statements, included under Part I, Item 1 of this Quarterly Report and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for further discussion.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $44.1 million for the three months ended March 31, 2018 (Successor) compared to approximately $20.6 million for the three months ended March 31, 2017 (Predecessor). Net cash used in investing activities during the first three months of 2018 (Successor) primarily included $23.3 million for the drilling and development of oil and natural gas properties and $20.8 million for deposits and prepayments related to the drilling and development of oil and natural gas properties. During the first three months of 2017 (Predecessor) we spent approximately $13.7 million for the drilling and development of oil and natural gas properties and $7.9 million for deposits and prepayments related to the drilling and development of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $13.2 million for the for the three months ended March 31, 2018 (Successor) compared to net cash used in financing activities of approximately $21.6 million for the three months ended March 31, 2017 (Predecessor). Net cash provided by financing activities during the three months ended March 31, 2018 (Successor) included proceeds from our revolving credit facility of $48.0 million, partially offset by repayments of our revolving credit facility and term loan of $34.6 million. Net cash used in financing activities during the three months ended March 31, 2017 (Predecessor) included $21.5 million in repayments of our long-term debt.

Debt and Credit Facilities

Successor Credit Facility

On the Effective Date, VNG, as borrower, entered into the Successor Credit Facility, by and among VNG as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”) and Issuing Bank, and the lenders party thereto. Pursuant to the Successor Credit Facility, the lenders party thereto agreed to provide VNG with an $850.0 million exit senior secured reserve-based revolving credit facility (the “Revolving Loan”). The initial borrowing base available under the Successor Credit Facility as of the Effective Date was $850.0 million and the aggregate principal amount of Revolving Loans outstanding under the Successor Credit Facility as of the Effective Date was $730.0 million. The Successor Credit Facility also includes an additional $125.0 million senior secured term loan (the “Term Loan”). On December 21, 2017, the borrowing base was reduced to $825.0 million following the completion of the sale of our properties in the Williston basin.

At March 31, 2018, there were $715.0 million of outstanding borrowings and $109.8 million of borrowing capacity under the Successor Credit Facility, after reflecting a $0.2 million reduction in availability for letters of credit (discussed below).

Senior Notes due 2024

On August 1, 2017, the Company issued approximately $80.7 million aggregate principal amount of the Senior Notes due 2024 to certain eligible holders of the Predecessor’s second lien notes (the “Existing Notes”) in satisfaction of their claim of approximately $80.7 million related to the Existing Notes held by such holders. The Senior Notes due 2024 were issued in accordance with the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Letters of Credit

At March 31, 2018, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit was provided under our Successor Credit Facility. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with marketing counterparties.

Lease Financing Obligations

On October 24, 2014, as part of our acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin, we entered into an assignment and assumption agreement with Banc of America Leasing & Capital, LLC., as the lead bank, whereby we acquired compressors and related facilities and assumed the related financing obligations (the “Lease Financing Obligations”). Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

Please refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1of this Quarterly Report for further information regarding our debt.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2018 is provided in the following table (in thousands):

	Payments Due by Year
	2018	2019	2020	2021	2022	After 2022	Total
Management base salaries	$1,094	$1,305	$1,305	$—	$—	$—	$3,704
Asset retirement obligations (1)	5,297	4,355	4,573	4,801	5,041	129,146	153,213
Derivative liabilities	43,478	25,395	13,256	215	—	—	82,344
Reserve-Based Credit Facility (2)	—	—	—	715,000	—	—	715,000
Term Loan (2)	938	1,250	1,250	120,937	—	—	124,375
Senior Notes due 2024 and interest	5,449	7,265	7,265	7,265	7,265	90,106	124,615
Operating leases	976	1,187	1,135	1,170	1,205	4,503	10,176
Development commitments (3)	36,727	—	—	—	—	—	36,727
Firm transportation agreements (4)	662	821	410	—	—	—	1,893
Lease financing obligations (5)	5,442	5,442	4,358	1,279	—	—	16,521
Other future obligations	351	308	—	—	—	—	659
Total	$100,414	$47,328	$33,552	$850,667	$13,511	$223,755	$1,269,227

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Please read Note 7 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information regarding our asset retirement obligations.

(2)	This table does not include interest to be paid on the principal balances shown as the interest rates on our financing arrangements are variable.

(3)	Represents authorized expenditures for drilling, completion and major workover projects.

(4)
Represents transportation demand charges. Please read Note 8 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information regarding our firm transportation agreements.

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard stockholders/unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard stockholders/unitholders plus:

•	Net income attributable to non-controlling interest.

The result is net income (loss) which includes the non-controlling interest. From this we add or subtract the following:

•	Interest expense;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Exploration expense;

•	Change in fair value of commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Taxes;

•	Compensation related items, which include share/unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Reorganization items;

•	Severance costs;

•	Material costs incurred on strategic transactions; and

•	Non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard stockholders/unitholders.

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

Adjusted EBITDA attributable to Vanguard stockholders/unitholders for the three months ended March 31, 2018 (Successor) was $52.0 million compared to $62.1 million for the three months ended March 31, 2017 (Predecessor). The following table presents a reconciliation of consolidated net loss to Adjusted EBITDA (in thousands):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Net loss attributable to Vanguard stockholders/unitholders	$(32,684)	$(8,925)
Add: Net income attributable to non-controlling interests	93	17
Net loss	$(32,591)	$(8,908)
Plus:
Interest expense	14,753	16,440
Depreciation, depletion, amortization, and accretion	40,039	25,729
Impairment of oil and natural gas properties	14,601	—
Exploration expense	1,316	—
Change in fair value of commodity derivative contracts (a)	9,293	—
Net gains on interest rate derivative contracts (b)	—	(30)
Taxes	—	(356)
Compensation related items	496	2,629
Reorganization items	1,707	26,746
Severance costs	2,256	—
Material costs incurred on strategic transactions	148	—
Adjusted EBITDA before non-controlling interest	52,018	62,250
Adjusted EBITDA attributable to non-controlling interest	(37)	(116)
Adjusted EBITDA attributable to Vanguard stockholders/ unitholders	$51,981	$62,134

(a)	These items are included in the net gains (losses) on commodity derivative contracts line item in the condensed consolidated statements of operations as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Net cash settlements received (paid) on matured commodity derivative contracts	$(9,292)	$7
Change in fair value of commodity derivative contracts	(9,293)	—
Net gains (losses) on commodity derivative contracts	$(18,585)	$7

(b)	Net gains on interest rate derivative contracts as shown on the condensed consolidated statements of operations is comprised of the following:

Predecessor
Three Months
Ended
March 31, 2017
Cash settlements paid on interest rate derivative contracts	$(95)
Change in fair value of interest rate derivative contracts	125
Net gains on interest rate derivative contracts	$30

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGLs prices and interest rates. The disclosures are not meant to be precise indicators of exposure, but rather indicators of potential exposure. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. Conditions sometimes arise where actual production is less than estimated, which has, and could result in over-hedged volumes. For a detailed discussion of the risk factors that relate to our potential exposure to market risks, please refer to Part I—Item 1A—Risk Factors in our 2017 Annual Report.

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

At March 31, 2018, the fair value of commodity derivative contracts was a liability of approximately $73.7 million, of which $48.3 million settles during the next twelve months.

The following tables summarize oil, natural gas and NGLs commodity derivative contracts in place at March 31, 2018.

	April 1 - December 31, 2018	Year 2019	Year 2020	Year 2021
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	52,093,000	52,539,000	47,227,500	—
Fixed Price ($/MMBtu)	$2.89	$2.79	$2.75	$—
Collars:
Notional Volume (MMBtu)	—	4,125,000	5,490,000	1,825,000
Floor Price ($/MMBtu)	$—	$2.60	$2.60	$2.60
Ceiling Price ($/MMBtu)	$—	$3.00	$3.00	$3.07

	April 1 - December 31, 2018	Year 2019	Year 2020	Year 2021
Oil Positions:
Fixed-Price Swaps (West Texas Intermediate):
Notional Volume (Bbls)	2,014,950	1,858,200	1,393,800	—
Fixed Price ($/Bbl)	$46.60	$48.50	$49.53	$—
Collars:
Notional Volume (Bbls)	—	575,730	659,340	3,409,972
Floor Price ($/Bbl)	$—	$43.81	$44.17	$47.50
Ceiling Price ($/Bbl)	$—	$54.04	$55.00	$56.05

	April 1 - December 31, 2018	Year 2019
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Gallons)	6,930,000	2,494,779
Fixed Price ($/Gallon)	$0.28	$0.29
Mont Belvieu Propane
Notional Volume (Gallons)	17,325,000	6,270,427
Fixed Price ($/Gallon)	$0.53	$0.71
Mont Belvieu N. Butane
Notional Volume (Gallons)	5,775,000	2,272,940
Fixed Price ($/Gallon)	$0.65	$0.82
Mont Belvieu Isobutane
Notional Volume (Gallons)	4,620,000	1,847,179
Fixed Price ($/Gallon)	$0.65	$0.83
Mont Belvieu N. Gasoline
Notional Volume (Gallons)	8,085,000	3,328,417
Fixed Price ($/Gallon)	$0.99	$1.23

Interest Rate Risks

At March 31, 2018, we had debt outstanding of $926.1 million. The amount outstanding under our Successor Credit Facility at March 31, 2018 was approximately $839.4 million and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $1.5 million increase in annual interest expense.

Counterparty Risk

At March 31, 2018, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Current Liabilities	Long-Term Liabilities	Total Amount Owed To Counterparty at March 31, 2018
ABN AMRO (A)	$(26,264)	$(4,690)	$(30,954)
Capital One (BBB+)	(1,253)	(6,018)	(7,271)
Citibank (A+)	(15,148)	(4,150)	(19,298)
Huntington Bank (BBB+)	(5,161)	(9,774)	(14,935)
JP Morgan (A-)	(444)	(828)	(1,272)
Total	$(48,270)	$(25,460)	$(73,730)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments with respect to the legal proceedings described in our 2017 Annual Report since the filing thereof.

We are also defendants in certain legal proceedings arising in the normal course of our business. Management does not believe that it is probable that the outcome of these actions will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flow, although the ultimate outcome and impact of such legal proceedings on the Company cannot be predicted with certainty. Furthermore, our insurance may not be adequate to cover all liabilities that may arise out of claims brought against us. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial position, results of operations or cash flow could be material. As of March 31, 2018, we have not reserved any loss contingencies related to our legal proceedings in our financial statements because our management believes a loss arising from these proceedings is not probable and not reasonably estimable.

In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under applicable environmental laws, that could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flow.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I-Item 1A-Risk Factors in our 2017 Annual Report. There have been no material changes to the risk factors set forth in our 2017 Annual Report.

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

VANGUARD NATURAL RESOURCES, INC.
(Registrant)

Date: May 9, 2018	/s/ Ryan Midgett
Ryan Midgett
Chief Financial Officer
(Principal Financial Officer)