Form 10-Q
period 2018-06-30
Vanguard Natural Resources, Inc.
filed 2018-08-09
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes ☐ No

As of August 6, 2018, the registrant had 20,100,187 outstanding shares of common stock, $0.001 par value.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share/unit data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Oil sales	$46,503	$41,046	$92,614	$85,676
Natural gas sales	42,623	51,712	97,890	109,175
NGLs sales	22,587	14,109	44,484	30,773
Oil, natural gas and NGLs sales	111,713	106,867	234,988	225,624
Net losses on commodity derivative contracts	(45,332)	(12,875)	(63,917)	(12,868)
Total revenues and losses on commodity derivative contracts	66,381	93,992	171,071	212,756
Costs and expenses:
Production:
Lease operating expenses	36,763	36,823	67,758	75,305
Transportation, gathering, processing and compression	9,768	—	21,270	—
Production and other taxes	7,971	9,138	17,752	19,203
Depreciation, depletion, amortization, and accretion	38,711	25,328	78,750	51,056
Impairment of oil and natural gas properties	7,552	—	22,153	—
Exploration expense	430	—	1,746	—
Selling, general and administrative expenses	11,108	9,777	23,844	20,072
Total costs and expenses	112,303	81,066	233,273	165,636
Income (loss) from operations	(45,922)	12,926	(62,202)	47,120
Other income (expense):
Interest expense	(15,870)	(13,832)	(30,623)	(30,273)
Net gains on interest rate derivative contracts	—	—	—	30
Net gains on divestiture of oil and natural gas properties	4,900	—	4,900	—
Other	(175)	255	(26)	311
Total other expense, net	(11,145)	(13,577)	(25,749)	(29,932)
Income (loss) before reorganization items	(57,067)	(651)	(87,951)	17,188
Reorganization items	(610)	(53,221)	(2,317)	(79,967)
Net loss	(57,677)	(53,872)	(90,268)	(62,779)
Less: Net (income) loss attributable to non-controlling interests	(96)	5	(189)	(12)
Net loss attributable to Vanguard stockholders/unitholders	(57,773)	(53,867)	(90,457)	(62,791)
Distributions to Preferred unitholders	—	—	—	(2,230)
Net loss attributable to Common stockholders/ Common and Class B unitholders	$(57,773)	$(53,867)	$(90,457)	$(65,021)
Net loss per share/unit – basic and diluted	$(2.87)	$(0.41)	$(4.50)	$(0.49)
Weighted average Common shares/units outstanding
Common shares/units – basic and diluted	20,100	130,961	20,100	130,959
Predecessor Class B units – basic and diluted	—	420	—	420
See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	Successor
	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$7,502	$2,762
Trade accounts receivable, net	53,124	67,248
Derivative assets	—	2,258
Restricted cash	6,211	7,255
Prepaid drilling costs	23,672	11,830
Assets held for sale	22,427	—
Other current assets	4,126	3,934
Total current assets	117,062	95,287
Oil and natural gas properties
Proved properties	1,551,261	1,560,552
Unproved properties	82,753	85,393
	1,634,014	1,645,945
Accumulated depreciation, depletion, amortization and impairment	(199,761)	(112,553)
Oil and natural gas properties, net – successful efforts method	1,434,253	1,533,392
Other assets
Derivative assets	833	—
Other assets	9,686	14,841
Total assets	$1,561,834	$1,643,520

Liabilities and stockholders’ equity
Current liabilities
Accounts payable:
Trade	$12,125	$9,141
Accrued liabilities:
Lease operating	9,942	13,560
Developmental capital	6,792	12,275
Interest	5,572	6,312
Production and other taxes	20,216	20,982
Other	13,731	9,005
Derivative liabilities	67,202	39,212
Oil and natural gas revenue payable	34,296	37,422
Liabilities held for sale	978	—
Other current liabilities	11,768	12,175
Total current liabilities	182,622	160,084
Long-term debt, net of current portion (Note 5)	892,569	905,976
Derivative liabilities	34,846	27,483
Asset retirement obligations, net of current portion	143,335	151,717
Other long-term liabilities	554	732
Total liabilities	1,253,926	1,245,992
Commitments and contingencies (Note 9)
Stockholders’ equity (Note 10)
Successor common stock ($0.001 par value, 50,000,000 shares authorized and 20,100,178 shares issued and outstanding at June 30, 2018 and December 31, 2017)	20	20
Successor additional paid-in capital	507,715	506,640
Successor accumulated deficit	(201,867)	(111,410)
Total stockholders' equity	305,868	395,250
Non-controlling interest in subsidiary	2,040	2,278
Total stockholders' equity attributable to Common stockholders	307,908	397,528
Total liabilities and stockholders’ equity	$1,561,834	$1,643,520
See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (SUCCESSOR)
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)
(Unaudited)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017 (Successor)	20,100	$20	$506,640	$(111,410)	$2,278	$397,528
Net income (loss)	—	—	—	(90,457)	189	(90,268)
Share-based compensation	—	—	1,075	—	—	1,075
Potato Hills cash distribution to non-controlling interest	—	—	—	—	(427)	(427)
Balance at June 30, 2018 (Successor)	20,100	$20	$507,715	$(201,867)	$2,040	$307,908

See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Operating activities
Net loss	$(90,268)	$(62,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	78,750	51,056
Impairment of oil and natural gas properties	22,153	—
Amortization of deferred financing costs	1,361	2,228
Amortization of debt discount	—	348
Non-cash reorganization items	—	58,755
Compensation related items	1,075	4,765
Net losses on commodity and interest rate derivative contracts	63,917	12,838
Cash settlements received (paid) on matured commodity derivative contracts	(27,139)	7
Cash settlements paid on matured interest rate derivative contracts	—	(95)
Net gain on divestiture of oil and natural gas properties	(4,900)	—
Changes in operating assets and liabilities:
Trade accounts receivable	14,124	14,804
Other current assets	(1,357)	2,106
Net premiums paid on commodity derivative contracts	—	(16)
Accounts payable and oil and natural gas revenue payable	(136)	(14,484)
Payable to affiliates	—	(890)
Accrued expenses and other current liabilities	(6,598)	5,564
Other assets	126	(357)
Net cash provided by operating activities	51,108	73,850
Investing activities
Additions to property and equipment	(94)	(67)
Additions to oil and natural gas properties	(42,637)	(17,873)
Deposits and prepayments of oil and natural gas properties	(49,256)	(22,330)
Proceeds from the sale of oil and natural gas properties	59,876	107,689
Net cash provided by (used in) investing activities	(32,111)	67,419
Financing activities
Proceeds from long-term debt	90,000	—
Repayment of long-term debt	(104,702)	—
Repayment of debt under the predecessor revolving credit facility	—	(22,683)
Potato Hills distribution to non-controlling interest	(427)	(235)
Financing fees	(172)	(53)
Net cash used in financing activities	(15,301)	(22,971)
Net increase in cash, cash equivalents and restricted cash	3,696	118,298
Cash, cash equivalents and restricted cash, beginning of period	10,017	49,957
Cash, cash equivalents and restricted cash, end of period	$13,713	$168,255
Supplemental cash flow information:
Cash paid for interest	$29,988	$22,424
Non-cash investing activity:
Asset retirement obligations, net	$12,294	$7,890

See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business

We are an exploration and production company engaged in the production and development of oil and natural gas properties in the United States. The Company is currently focused on adding value by efficiently operating our producing assets and, in certain areas, applying modern drilling and completion technologies in order to fully assess and realize potential development upside. Our primary business objective is to increase shareholder value by growing reserves, production and cash flow in a capital efficient manner. Through our operating subsidiaries, as of June 30, 2018, we own properties and oil and natural gas reserves primarily located in nine operating areas:

•	the Green River Basin in Wyoming;

•	the Piceance Basin in Colorado;

•	the Permian Basin in West Texas and New Mexico;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Gulf Coast Basin in Texas, Louisiana and Alabama;

•	the Big Horn Basin in Wyoming and Montana;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

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

As of June 30, 2018, our significant accounting policies are consistent with those discussed in Note 1 of the Notes to the Consolidated Financial Statements contained in our 2017 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 (Successor), and for the three and six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor), respectively, include our accounts and those of our subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

We consolidate Potato Hills Gas Gathering System as we have the ability to control the operating and financial decisions and policies of the entity through our 51% ownership and reflected the non-controlling interest as a separate element in our condensed consolidated financial statements.

On June 18, 2018, the Company entered into an agreement to sell our 51% joint venture interest in Potato Hills Gas Gathering System, including the compression assets relating to the gathering system and our working interest in related oil and natural gas producing properties (the “Potato Hills Divestment”). The assets and liabilities associated with the Potato Hills Divestment are classified as “held for sale” on the condensed consolidated balance sheet. Please see Note 4, Divestitures, for further discussion.

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

(d)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$7,502	$2,762
Restricted cash	6,211	7,255
Total cash, cash equivalents and restricted cash	$13,713	$10,017

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

Prior to July 31, 2017, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, in which the taxable income or loss of the Predecessor were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. Therefore, with the exception of the state of Texas and certain subsidiaries, the Predecessor did not directly pay federal and state income taxes and recognition was not given to federal and state income taxes for the operations of the Predecessor.

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2018, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In response, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740, “Uncertain Tax Positions” (“ASC Topic 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Refer to Note 12, “Income Taxes,” for more information on the Company’s accounting for income taxes.

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

(h)	New Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be adopted using a modified retrospective approach. We are currently evaluating the provisions of ASU 2016-02 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to date, we have allocated resources to the implementation and are in the process of completing contract and lease identification and review.

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

(j)	Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this Quarterly Report.

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

The impact of adoption on our current period results is as follows (in thousands):

	Successor
	Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenues:
Oil sales	$92,614	$92,614	$—
Natural gas sales	97,890	81,910	15,980
NGLs sales	44,484	39,194	5,290
Oil, natural gas and NGLs sales	234,988	213,718	21,270
Net losses on commodity derivative contracts	(63,917)	(63,917)	—
Total revenues and losses on commodity derivative contracts	$171,071	$149,801	$21,270
Costs and expenses:
Transportation, gathering, processing, and compression	$21,270	$—	$21,270
Net loss	$(90,268)	$(90,268)	$—

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

Production imbalances

Previously, the Company elected to utilize the entitlements method to account for natural gas production imbalances which is no longer applicable. In conjunction with the adoption of ASC Topic 606, for the three and six months ended June 30, 2018, there was no material impact to the financial statements due to this change in accounting for our production imbalances.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. For the three and six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

4.  Divestitures and Exchange of Properties

During 2018, the Company completed the sale of certain oil and natural gas properties in the Permian Basin, the Green River Basin and in Mississippi. Net cash proceeds received from the sale of these properties were approximately $59.9 million, subject to customary post-closing adjustments. Additionally, we incurred costs to sell of approximately $1.3 million. These dispositions were treated as asset sales, and resulted in a net gain of approximately $4.9 million which is included in “net gains on divestiture of oil and natural gas properties” on the condensed consolidated statement of operations. The net cash proceeds from these divestments were used to pay down outstanding debt under the Successor Credit Facility (defined in Note 5).

In May 2018, the Company completed the trade of its interests in certain properties in the Green River Basin in exchange for interests in other properties within the same basin. The non-cash exchange was accounted for at fair value and no gain or loss was recognized from the exchange.

On June 18, 2018, the Company entered into an agreement for the Potato Hills Divestment for a contract price of $22.9 million. The transaction closed on August 1, 2018. The assets and liabilities associated with the Potato Hills Divestment are recorded at cost and classified as “held for sale” on the condensed consolidated balance sheet. At June 30, 2018, the Company’s condensed consolidated balance sheet included current assets of approximately $22.4 million in “assets held for sale” and current liabilities of approximately $1.0 million in “liabilities held for sale” related to this transaction.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet (in thousands):

Successor
June 30, 2018
Assets:
Oil and natural gas properties, net	$18,510
Other property and equipment, net	3,917
Total assets held for sale	$22,427
Liabilities:
Asset retirement obligations	$932
Other	46
Total liabilities held for sale	$978

5. Debt

Our financing arrangements consisted of the following as of the date indicated (in thousands):

			Successor
Description	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Successor Credit Facility	Variable (1)	February 1, 2021	$688,500	$700,000
Successor Term Loan	Variable (2)	May 1, 2021	124,063	124,688
Senior Notes due 2024	9.0%	February 15, 2024	80,722	80,722
Lease Financing Obligations	4.16%	August 10, 2020 (3)	12,861	15,205
Unamortized deferred financing costs			(7,449)	(8,639)
Total debt			$898,697	$911,976
Less:
Current portion of Term Loan			(1,250)	(1,250)
Current portion of Lease Financing Obligation			(4,878)	(4,750)
Total long-term debt			$892,569	$905,976

(1)	Variable interest rate of 5.80% and 4.90% at June 30, 2018 and December 31, 2017 respectively.

(2)	Variable interest rate of 9.55% and 8.90% at June 30, 2018 and December 31, 2017 respectively.

(3)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

Successor Credit Facility

On the Effective Date, VNG, as borrower, entered into the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”), by and among VNG as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”) and Issuing Bank, and the lenders party thereto. Pursuant to the Successor Credit Facility, the lenders party thereto agreed to provide VNG with an $850.0 million exit senior secured reserve-based revolving credit facility (the “Revolving Loan”). The initial borrowing base available under the Successor Credit Facility as of the Effective Date was $850.0 million and the aggregate principal amount of Revolving Loans outstanding under the Successor Credit Facility as of the Effective Date was $730.0 million. The Successor Credit Facility also includes an additional $125.0 million senior secured term loan (the “Term Loan”). On December 21, 2017, the borrowing base was reduced to $825.0 million following the completion of the sale of our properties in the Williston Basin. During June 2018, the borrowing base was further reduced to $765.2 million following the completion of the sale of our properties in the Permian Basin, Gulf Coast Basin and Green River Basin.

During the six months ended June 30, 2018 we borrowed $90.0 million under the Successor Credit Facility and made repayments under the Successor Credit Facility and Term Loan of $102.1 million. As discussed in Note 4, “Divestitures,” the $59.9 million of net cash proceeds received from the sale of properties were used to pay down debt. We used borrowings under the Successor Credit Facility to partially pay for capital expenditures incurred in the first half of 2018 and advances to operators for activities to be completed in the second half of 2018.

At June 30, 2018, there were $688.5 million of outstanding borrowings and $76.5 million of borrowing capacity under the Successor Credit Facility, after reflecting a $0.2 million reduction in availability for letters of credit (discussed below).

In July 2018, the Company entered into the Second Amendment to the Successor Credit Facility (the “Second Amendment”) among the Company, the Administrative Agent and the lenders party thereto. Among other things, the Second Amendment reduces the borrowing base from $765.2 million to $729.7 million. Further, on August 1, 2018, the borrowing base was reduced to $702.8 million following the completion of the Potato Hills Divestment and the sale of certain properties in the Gulf Coast Basin. Please see Note 13, Subsequent Events for further discussion.

The borrowing base under the Successor Credit Facility is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. The next borrowing base redetermination is scheduled for November of 2018.

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

VNG is required to repay the Term Loans on the last day of each March, June, September and December (commencing with the first full fiscal quarter ended after the Effective Date), in each case, in an amount equal to 0.25% of the original principal amount of such Term Loans and, on the Maturity Date, the remainder of the principal amount of the Term Loans outstanding on such date, together in each case with accrued and unpaid interest on the principal amount to be paid but excluding the date of such payment. The table below shows the amounts of required payments under the Term Loan for each year as of June 30, 2018 (in thousands):

Year	Required Payments
2018	$625
2019	1,250
2020	1,250
2021 through Maturity date	120,938

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

The Successor Credit Facility also contains certain financial covenants, including the maintenance of (i) the ratio of consolidated first lien debt of VNG and the Guarantors as of the date of determination to EBITDA for the most recently ended four consecutive fiscal quarter period for which financial statements are available of (a) 4.75 to 1.00 as of the last day of any fiscal quarter ending from July 1, 2018 through December 31, 2018, (b) 4.50 to 1.00 as of the last day of any fiscal quarter ending from January 1, 2019 through December 31, 2019, (c) 4.25 to 1.00 as of the last day of any fiscal quarter ending from January 1, 2020 through September 30, 2020, and (d) 4.00 to 1.00 as of the last day of any fiscal quarter ending thereafter; (ii) an asset coverage ratio calculated as PV-9 of proved reserves, including impact of hedges and strip prices to first lien debt, of not less than 1.25 to 1.00 as tested on each January 1 and July 1 for the period from August 1, 2017 until August 1, 2018; and (iii) a ratio, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing with the fiscal quarter ending December 31, 2017, of current assets, including any unborrowed capacity on the Successor Credit Facility we are able to draw upon, to current liabilities of VNR and its subsidiaries on a consolidated basis of not less than 1.00 to 1.00. At June 30, 2018, we were in compliance with all of our debt covenants.

As previously discussed, we entered into the Second Amendment, which also includes, among others, amendments to certain financial covenants. Please see Note 13, Subsequent Events for further discussion.

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

Letters of Credit

At June 30, 2018, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit was provided under our Successor Credit Facility.

Lease Financing Obligations

On October 24, 2014, as part of our acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin, we entered into an assignment and assumption agreement with Banc of America Leasing & Capital, LLC as the lead bank, whereby we acquired compressors and related facilities and assumed the related financing obligations (the “Lease Financing Obligations”). The Lease Financing Obligations were confirmed during the bankruptcy process. Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

6. Price Risk Management Activities

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

The following tables summarize oil, natural gas, and NGLs commodity derivative contracts in place at June 30, 2018:

Fixed-Price Swaps (NYMEX)

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Gallons	Weighted Average Fixed Price
July 1, 2018 - December 31, 2018	34,848,000	$2.89	1,327,900	$46.60	28,593,600	$0.60
January 1, 2019 - December 31, 2019	52,539,000	$2.79	1,858,200	$48.50	16,213,742	$0.78
January 1, 2020 - December 31, 2020	47,227,500	$2.75	1,393,800	$49.53	—	$—

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
July 1, 2018 - December 31, 2018	6,150,000	$(0.69)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

Collars

	Gas			Oil
Contract Period	MMBtu	Floor Price ($/MMBtu)	Ceiling Price ($/MMBtu)	Bbls	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
January 1, 2019 - December 31, 2019	4,125,000	$2.60	$3.00	575,730	$43.81	$54.04
January 1, 2020 - December 31, 2020	5,490,000	$2.60	$3.00	659,340	$44.17	$55.00
January 1, 2021 - December 31, 2021	1,825,000	$2.60	$3.07	112,036	$47.50	$56.05

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

	Successor
	June 30, 2018
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$8,170	$(7,337)	$833
Total derivative instruments	$8,170	$(7,337)	$833

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$(109,385)	$7,337	$(102,048)
Total derivative instruments	$(109,385)	$7,337	$(102,048)

	Successor
	December 31, 2017
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$15,264	$(13,006)	$2,258
Total derivative instruments	$15,264	$(13,006)	$2,258

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$(79,701)	$13,006	$(66,695)
Total derivative instruments	$(79,701)	$13,006	$(66,695)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. All of our counterparties were participants in our Successor Credit Facility (see Note 5, “Debt” for further discussion), which is secured by our oil and natural gas properties; therefore, we were not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $8.2 million at June 30, 2018. We minimize the credit risk related to derivative instruments by: (i) entering into derivative instruments with counterparties that are also lenders in our Successor Credit Facility, and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity and interest rate derivatives for the periods indicated are as follows (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2018	Five Months Ended December 31, 2017	Seven Months Ended July 31, 2017
Derivative liability at beginning of period, net	$(64,437)	$(24,894)	$(125)
Purchases
Net losses on commodity and interest rate derivative contracts	(63,917)	(55,857)	(24,857)
Settlements
Cash settlements paid (received) on matured commodity derivative contracts	27,139	12,174	(7)
Cash settlements paid on matured interest rate derivative contracts	—	—	95
Termination of derivative contracts	—	4,140	—
Derivative liability at end of period, net	$(101,215)	$(64,437)	$(24,894)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding, including the term loans, represent their approximate fair value because our current borrowing rates are variable and do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of June 30, 2018, the carrying value of our Senior Notes due 2024 approximates its fair value. We consider the inputs to the valuation of our Senior Notes due 2024 to be Level 2.

Derivative instruments. Our commodity derivative instruments consist of fixed-price swaps, basis swap contracts, and collars. We account for our commodity derivatives at fair value on a recurring basis. We estimate the fair values of the fixed-price swaps and basis swap contracts based on published forward commodity price curves for the underlying commodities as of the date of the estimate. We estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Successor
	June 30, 2018
	Fair Value Measurements	Assets/Liabilities
	Using Level 2	at Fair Value
Assets:
Commodity price derivative contracts	$833	$833
Total derivative instruments	$833	$833
Liabilities:
Commodity price derivative contracts	$(102,048)	$(102,048)
Total derivative instruments	$(102,048)	$(102,048)

	Successor
	December 31, 2017
	Fair Value Measurements	Assets/Liabilities
	Using Level 2	at Fair Value
Assets:
Commodity price derivative contracts	$2,258	$2,258
Total derivative instruments	$2,258	$2,258
Liabilities:
Commodity price derivative contracts	$(66,695)	$(66,695)
Total derivative instruments	$(66,695)	$(66,695)

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

The Company periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the six months ended June 30, 2018 (Successor), we incurred impairment charges of $22.2 million as oil and natural gas properties with a net cost basis of $89.1 million were written down to their fair value of $66.9 million. The write downs primarily relate to downward revisions of unproved property leasehold acreage and working interest in certain of our undeveloped leasehold and a reduction in the value of certain of our operating districts due to a decline in forward natural gas prices. In order to determine whether the carrying value of an asset is recoverable, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect the Company’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

8.  Asset Retirement Obligations

Upon the Company's emergence from bankruptcy on August 1, 2017, as discussed in Note 1, “Summary of Significant Accounting Policies,” the Company applied fresh-start accounting. This included adjusting the Asset Retirement Obligations based on the estimated fair values at the Convenience Date.

The following provides a roll-forward of our asset retirement obligations (in thousands):

Asset retirement obligation as of January 1, 2017 (Predecessor)	$272,436
Liabilities added during the current period	555
Accretion expense	6,795
Retirements	(1,161)
Liabilities related to assets divested	(10,107)
Change in estimate	(29)
Asset retirement obligation at July 31, 2017 (Predecessor)	268,489
Fresh-start adjustment (1)	(123,320)
Asset retirement obligation at July 31, 2017 (Successor)	145,169
Liabilities added during the current period	10,540
Accretion expense	3,975
Liabilities related to assets divested	(5,066)
Retirements	(812)
Change in estimate	3,618
Asset retirement obligation at December 31, 2017 (Successor)	157,424
Liabilities added during the current period	393
Accretion expense	4,827
Liabilities related to assets divested	(11,755)
Liabilities related to assets held for sale	(932)
Retirements	(1,448)
Asset retirement obligation at June 30, 2018 (Successor)	148,509
Less: current obligations	(5,174)
Long-term asset retirement obligation at June 30, 2018 (Successor)	$143,335

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

Inputs to the valuation of additions to the asset retirement obligation liability and certain changes in the estimated fair value of the liability include: (i) estimated plug and abandonment cost per well based on our experience; (ii) estimated remaining life per well based on average reserve life per field; (iii) our credit-adjusted risk-free interest rate and (iv) the average inflation factor. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are sensitive and subject to change. During the five month period ended December 31, 2017 (Successor), we used credit-adjusted risk-free interest rate ranging between 6.2% and 6.4%; and the average inflation factor of 1.8%. During the six months ended June 30, 2018, our credit-adjusted risk-free interest rate was 6.5% and the average inflation factor was 1.7%.

9. Commitments and Contingencies

Transportation Demand Charges

As of June 30, 2018, we have contracts that provide firm transportation capacity on pipeline systems. The remaining term on these contracts is approximately two years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of June 30, 2018. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

June 30, 2018
(in thousands)
July 1, 2018 - December 31, 2018	$410
2019	821
2020	410
Total	$1,641

Lease Commitments

Rent expense for our office leases was $1.1 million and $0.9 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. The rent expense relates to the lease of our office space in Houston, Texas as well as office leases in our other operating areas. As of June 30, 2018, the minimum contractual obligations were approximately $9.9 million in the aggregate.

June 30, 2018
(in thousands)
July 1, 2018 - December 31, 2018	$668
2019	1,211
2020	1,149
2021	1,170
2022	1,205
Thereafter	4,503
Total	$9,906

Development Commitments

We have commitments to third-party operators under joint operating agreements relating to the drilling and completion of oil and natural gas wells. As of June 30, 2018, total estimated costs to be spent in 2018 are approximately $31.2 million.

Legal Proceedings

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

In the Amended LRE Complaint, the LRE Plaintiff alleges multiple causes of action under the Securities Act and Exchange Act related to the registration statement and proxy statement filed with the SEC in connection with the LRE Merger (the “LRE Proxy”). In general, the LRE Plaintiff alleges that the LRE Proxy failed, among other things, to disclose allegedly material details concerning Vanguard’s (x) debt obligations and (y) ability to maintain distributions to unitholders. Based on these allegations, the LRE Plaintiff sought, among other relief, to rescind the LRE Merger, and an award of damages, attorneys’ fees, and costs.

On January 2, 2018, the court in the LRE Lawsuit certified a class of plaintiffs that includes all persons or entities holding LRE common units as of August 28, 2015, through the close of the LRE Merger on October 5, 2015, but excluding the LRE Lawsuit Defendants and certain related persons and entities (the “LRE Class”). The window for potential members of the LRE Class to request exclusion from the LRE Class closed on May 29, 2018, with 22 LRE unitholders timely requesting exclusion.

On June 27, 2018, the LRE Lawsuit Defendants and the LRE Plaintiff, on his own behalf and on behalf of the LRE Class, entered into a stipulation of settlement (the “Stipulation”). As amended on July 11, 2018, and on July 25, 2018, the Stipulation provides that the LRE Class will settle and release all claims against the LRE Lawsuit Defendants relating to the LRE Merger, in exchange for an aggregate settlement payment of $8.0 million. Of that settlement amount, Vanguard will contribute $0.7 million, with the remainder to be paid by the insurers of the LRE Lawsuit Defendants. The LRE Lawsuit Defendants continue to deny all allegations of liability or wrongdoing.

On July 18, 2018, the court held a hearing to consider whether to preliminarily approve the proposed settlement. In response to matters raised at that hearing, on July 25, 2018, the LRE Lawsuit Defendants and the LRE Plaintiff amended the Stipulation and submitted to the court a revised notice of proposed settlement, proof of claim and release form, and summary notice of proposed settlement. On July 26, 2018, the court entered an order preliminarily approving the settlement as set forth in the amended Stipulation.

The court has scheduled a hearing to consider final approval of the settlement on December 14, 2018. At that hearing, the court will determine, among other things, whether the proposed settlement is fair and reasonable to the LRE Class and should be approved, thereby forever barring the LRE Class (other than potential members excluded therefrom) from asserting any of the released claims against the LRE Lawsuit Defendants.

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

10.  Stockholders’ Equity

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

The diluted earnings per share calculation for each of the three and six months ended June 30, 2018 excluded approximately 1.3 million warrants and 143,181 RSUs that were antidilutive as we were in a loss position. The diluted earnings per unit calculation for the three and six months ended June 30, 2017 excluded approximately 13.5 million and 13.6 million phantom units, respectively, due to their antidilutive effect as we were in a loss position.

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

Management Incentive Plan

As discussed in Note 10, “Stockholders’ Equity,” on August 22, 2017, the Company’s Board approved the MIP, which will assist the Company in attracting, motivating and retaining key personnel and will align the interests of participants with those of stockholders.

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

The following table summarizes our time-based RSUs as of June 30, 2018:

	Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	7,500	$19.50
Granted	84,083	$18.97
Vested	(1,474)	$11.99
Non-vested at June 30, 2018	90,109	$19.13

We expense time-based RSUs on a straight-line basis over the requisite service period. As of June 30, 2018, the total remaining unearned compensation related to non-vested time-based RSUs was $1.4 million, which will be amortized over the weighted-average remaining service period of 2.4 years.

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

We recognize compensation expense on a straight-line basis over the requisite service period. As of June 30, 2018, total remaining unearned compensation related to TSR performance RSUs was $4.1 million, which will be amortized over the weighted-average remaining service period of 2.5 years.

Share-based compensation for the predecessor and successor periods are not comparable. Our condensed consolidated statements of operations reflect non-cash compensation related to our MIP of $0.6 million and $1.1 million for the three and six months ended June 30, 2018 (Successor), respectively, and non-cash compensation related to the Predecessor Incentive Plan of $2.5 million and $5.1 million for the three and six months ended June 30, 2017 (Predecessor), respectively.

12.  Income Taxes

For the six months ended June 30, 2018, we recorded no income tax expense or benefit. The difference between our effective tax rate and the federal statutory income tax rate of 21% is primarily due to the effect of changes in the Company’s valuation allowance. During the six months ended June 30, 2018, the Company has continued to record a full valuation allowance against its deferred tax position. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets will be realized.

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

13.  Subsequent Events

Successor Credit Facility

On July 5, 2018, the Company entered into the Second Amendment among the Company, the Administrative Agent and the lenders party thereto.

Among other things, the Second Amendment reduces the borrowing base from $765.2 million to $729.7 million. The Second Amendment also includes an automatic mechanism to further reduce the borrowing base in connection with dispositions of oil and gas properties (including casualty events), subject to certain exceptions and limitations, and imposes certain conditions on such dispositions.

Furthermore, the calculation of EBITDA, as defined under the Second Amendment, among other things, include addbacks in respect of certain exploration expenses, as well as third party fees, costs and expenses in connection with the Plan of Reorganization, also defined in the Second Amendment, together with related severance costs, subject to certain limitations, and the maximum permitted ratio of consolidated first lien debt of VNG and the guarantors under the Successor Credit Facility as of the date of determination to EBITDA for the most recently ended four consecutive fiscal quarter period for which financial statements are available was revised to the following: 5.25:1.00 as of the last day of the fiscal quarter ending September 30, 2018; 5.50:1.00 as of the last day of the fiscal quarter ending December 31, 2018; 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2019; 5.25:1.00 as of the last day of the fiscal quarter ending June 30, 2019; 5.00:1.00 as of the last day of the fiscal quarter ending September 30, 2019; 4.75:1.00 as of the last day of the fiscal quarters ending December 31, 2019 and March 31, 2020; 4.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020; 4.25:1.00 as of the last day of the fiscal quarter ending September 30, 2020; and 4.00:1.00 as of the last day of the fiscal quarter ending December 31, 2020 and thereafter.

Additionally, the Second Amendment will permit the Company to dispose of certain assets, provided that, following such disposition, the borrowing base is reduced by, and obligations under the Successor Credit Facility are repaid, in each case in the amount of the net proceeds of such disposition.

As a result of the dispositions completed in July and August of 2018, as discussed below, the borrowing base was further reduced to $702.8 million.

Asset Sales

As previously discussed, the Company completed the Potato Hills Divestment on August 1, 2018 for a contract price of $22.9 million. In addition, the Company completed the sale of certain oil and natural gas properties in the Permian and Gulf Coast Basins for a combined gross proceeds of $5.5 million. The net proceeds from the sale of these properties were used to further reduce debt under the Successor Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2018 (Successor) and the three and six months ended June 30, 2017 (Predecessor), and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the condensed consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our 2017 Annual Report. As described below, however, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting.

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

Overview

We are an exploration and production company engaged in the production and development of oil and natural gas properties in the United States. The Company is currently focused on adding value by efficiently operating our producing assets and, in certain areas, applying modern drilling and completion technologies in order to fully assess and realize potential development upside. Our primary business objective is to increase shareholder value by growing reserves, production and cash flow in a capital efficient manner. Through our operating subsidiaries, as of June 30, 2018, we own properties and oil and natural gas reserves primarily located in nine operating basins:

•	the Green River Basin in Wyoming;

•	the Piceance Basin in Colorado;

•	the Permian Basin in West Texas and New Mexico;

•	the Arkoma Basin in Arkansas and Oklahoma;

•	the Gulf Coast Basin in Texas, Louisiana and Alabama;

•	the Big Horn Basin in Wyoming and Montana;

•	the Anadarko Basin in Oklahoma and North Texas;

•	the Wind River Basin in Wyoming; and

•	the Powder River Basin in Wyoming.

As of June 30, 2018, based on internal reserve estimates, our total estimated proved reserves were 1,792.5 Bcfe, including 23 Bcfe related to assets held for sale, of which approximately 73% were natural gas reserves, 14% were oil reserves and 13% were NGLs reserves. Of these total estimated proved reserves, approximately 66%, or 1,190.2 Bcfe, were classified as proved developed. Also, at June 30, 2018, we owned working interests in 11,004 gross (3,761 net) productive wells. Our operated wells accounted for approximately 44% of our total estimated proved reserves at June 30, 2018. Our average net daily production for the six months ended June 30, 2018 (Successor), the five months ended December 31, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor) was 365 MMcfe/day, 364 MMcfe/day and 381 MMcfe/day, respectively.

As of June 30, 2018, the present value of estimated future net revenues to be generated from the production of proved reserves (“PV-10”) determined in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) (using the 12-month unweighted average of first-day-of-the-month price, the “12-month average price”) was approximately $1.3 billion. The PV-10 calculated in accordance with the terms of the second lien notes indenture, (using modified ACNTA pricing based on the five-year forward strip price quoted on the NYMEX, and adjusted to give effect to our commodity derivative contracts in place as of June 30, 2018) was approximately $1.1 billion. The foregoing reflect the Company’s unaudited estimates based on internal records and other data currently available to the Company, have been compiled by the Company in good faith, and are subject to revision. Accordingly, investors should not place undue reliance on such estimates.

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

Asset Divestitures

During 2018, we completed the sale of certain oil and natural gas properties in the Permian Basin, the Green River Basin and in Mississippi for an aggregate selling price of approximately $59.9 million, subject to customary post-closing adjustments. Additionally, we incurred costs to sell of approximately $1.3 million. Proceeds from the sales were used to reduce borrowings under our Successor Credit Facility.

On June 18, 2018, the Company entered into an agreement for the Potato Hills Divestment for a contract price of $22.9 million. At June 30, 2018, the Company’s condensed consolidated balance sheet included current assets of approximately $22.4 million in “assets held for sale” and current liabilities of approximately $1.0 million in “liabilities held for sale” related to this transaction. The transaction closed on August 1, 2018.

Also on August 1, 2018, the Company closed two additional transactions for combined proceeds of $5.5 million. These properties included primarily non-operated working interests in wells in multiple counties in Texas and Louisiana.

Additionally, we have begun publicly marketing our Arkoma Basin properties in Arkansas, which comprise all of our interests located within the state. The properties include operated and non-operated working interests, with current production of approximately 8 MMcfe/day, and associated development rights.

We continue to progress other non-core asset sale processes and are actively preparing additional assets for divestment, including certain assets in the Midcontinent and the Gulf Coast areas. The sales of these properties are anticipated to further reduce debt under our Successor Credit Facility and sharpen the focus of the portfolio.

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

Capital Development

Total capital expenditures were approximately $80.5 million during the six months ended June 30, 2018. We currently anticipate a total capital expenditures budget ranging from $130.0 million to $140.0 million for the full year of 2018, down from our May 2018 guidance. This decrease is primarily due to a modest delay in Newfield’s Arkoma Woodford drilling program, where we are participating in seven wells as a non-operated partner. We are expecting first sales on this seven well program in the first quarter of 2019 instead of the fourth quarter of 2018.

During the six months ended June 30, 2018, we drilled 21 gross (20.5 net) operated wells and completed 18 gross (17.5 net) operated wells. In addition, we participated in the drilling of 114 gross (14 net) non-operated wells and in the completion of 96 gross (12.4 net) non-operated wells.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The table included below sets forth financial and operating data for the periods indicated (in thousands).

	Successor(a)	Predecessor(a)
	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Revenues:
Oil sales	$46,503	$41,046
Natural gas sales	42,623	51,712
NGLs sales	22,587	14,109
Oil, natural gas and NGLs sales	111,713	106,867
Net losses on commodity derivative contracts	(45,332)	(12,875)
Total revenues and losses on commodity derivative contracts	$66,381	$93,992
Costs and expenses:
Production:
Lease operating expenses	36,763	36,823
Transportation, gathering, processing, and compression	9,768	—
Production and other taxes	7,971	9,138
Depreciation, depletion, amortization, and accretion	38,711	25,328
Impairment of oil and natural gas properties	7,552	—
Exploration expense	430	—
Selling, general and administrative expenses	10,529	7,321
Non-cash compensation	579	2,456
Total costs and expenses	$112,303	$81,066
Other income (expense):
Interest expense	(15,870)	(13,832)
Net gains on divestitures of oil and natural gas properties	4,900	—
Other	(175)	255
Reorganization items	(610)	(53,221)

(a)
During the three months ended June 30, 2018 and June 30, 2017, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Revenues

Oil, natural gas and NGLs sales were $111.7 million and $106.9 million for the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor), respectively. The key oil, natural gas and NGLs revenue measurements were as follows:

	Successor(a)	Predecessor(a)
	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$59.32	$42.52
Natural Gas (Price/Mcf) (b)	$1.81	$2.21
NGLs (Price/Bbl) (b)	$28.45	$16.19
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$40.65	$42.52
Natural Gas (Price/Mcf)	$1.88	$2.21
NGLs (Price/Bbl)	$22.18	$16.19
Average NYMEX prices:
Oil (Price/Bbl)	$67.89	$48.31
Natural Gas (Price/Mcf)	$2.80	$3.18
Total production volumes:
Oil (MBbls)	784	965
Natural Gas (MMcf)	23,573	23,362
NGLs (MBbls)	794	871
Combined (MMcfe)	33,041	34,382
Average daily production volumes:
Oil (Bbls/day)	8,615	10,608
Natural Gas (Mcf/day)	259,049	256,729
NGLs (Bbls/day)	8,725	9,575
Combined (Mcfe/day)	363,088	377,822

(a)
During the three months ended June 30, 2018 and June 30, 2017, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(b)
In accordance with the adoption of ASC Topic 606, the average realized natural gas and NGLs prices for the three months ended June 30, 2018 exclude gathering, transportation, and processing fees of $9.8 million related to certain of our natural gas and NGLs marketing and processing agreements that were reclassified and presented as Transportation, gathering, processing, and compression expense in our condensed consolidated statements of operations. As such, our average realized prices are not comparable with the prior period. If our natural gas and NGLs revenues are shown net of these fees, the average realized natural gas price excluding hedges would be $1.49 per Mcf and the average NGLs price excluding hedges would be $25.52 per Bbl for the three months ended June 30, 2018.

(c)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The overall increase in oil and NGLs sales during the three months ended June 30, 2018 (Successor) compared to the same period in 2017 was due to the increase in the average realized oil price, excluding hedges. The increase in realized oil price is primarily due to a higher average NYMEX crude oil price, which increased 41% as compared to the three months ended June 30, 2017 (Predecessor). The decrease in natural gas sales was due to an overall decrease in production primarily due to divestitures completed during 2017 and 2018. Average daily production decreased to approximately 363 MMcfe/day for the three months ended June 30, 2018 (Successor) from approximately 378 MMcfe/day for the three months ended June 30, 2017 (Predecessor). As discussed above, the adoption of ASC Topic 606 also increased natural gas and NGLs revenue by $9.8 million during the Successor period due to the reclassification of gathering, transportation, and processing fees. Refer to Note 3 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further details.

On a Mcfe basis, crude oil, natural gas and NGLs accounted for 14%, 71% and 15%, respectively, of our production during the three months ended June 30, 2018 (Successor) compared to 17%, 68% and 15%, respectively, of our production during the same period in 2017 (Predecessor).

Hedging and Price Risk Management Activities

We recognized a net loss on commodity derivative contracts of $45.3 million and $12.9 million for the three months ended June 30, 2018 (Successor) and three months ended June 30, 2017 (Predecessor), respectively. Our hedging program historically helped mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our condensed consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the condensed consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses were $36.8 million for each of the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor). Lease operating expenses remained consistent period over period despite the divestitures completed during 2017 and 2018 mainly due to increased well workovers performed in the Gulf Coast and Permian Basins during the three months ended June 30, 2018.

Transportation, gathering, processing and compression fees represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. These expenses increased by $9.8 million for the three months ended June 30, 2018 (Successor) due to the adoption of ASC Topic 606 in conjunction with fresh-start accounting. In the Predecessor period, these costs were included in the net proceeds received from processing; however, natural gas and NGLs revenues and related marketing and processing costs are recognized on a gross basis effective August 1, 2017. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further details.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. As a percentage of wellhead revenues, production and other taxes was 7.1% and 8.6% for the three months ended June 30, 2018 (Successor), and the three months ended June 30, 2017 (Predecessor), respectively. The percentage was lower during the current period primarily due to higher natural gas and NGLs revenues as they were presented gross of gathering, transportation, and processing fees of $9.8 million related to certain of our natural gas and NGLs marketing and processing agreements with the adoption of ASC Topic 606. Natural gas and NGLs revenues for the prior period were presented net of these fees. We record and remit production taxes based on net proceeds received from processing related to these contracts. When using net proceeds in the calculation, the effective tax rate for the Successor period is 7.8%.

Depreciation, depletion, amortization, and accretion expense was $38.7 million and $25.3 million for the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor), respectively. The increase in depreciation, depletion, amortization, and accretion expense is due to a higher amortization base as a result of the application of fresh-start accounting which led to a corresponding increase in the depletion rate per equivalent unit of production for the Successor period.

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

An impairment of oil and natural gas properties of $7.6 million was recognized during three months ended June 30, 2018 (Successor). The impairment charge is related to the reduced value of certain of our operating districts resulting from a decline in forward natural gas prices.

Selling, general and administrative expenses (excluding non-cash compensation) include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. During the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor), selling, general and administrative expenses were $10.5 million and $7.3 million, respectively. The increase is primarily due to severance payments of $1.8 million and higher professional and legal fees during the Successor period. Selling, general and administrative expenses in 2017 were impacted by costs incurred in connection with the Chapter 11 Cases, which are primarily included in “Reorganization Items” on our Condensed Consolidated Statement of Operations.

In addition, we incurred non-cash compensation expense of $0.6 million and $2.5 million for the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor), respectively.

Other Income and Expense

Interest expense was $15.9 million and $13.8 million during the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor), respectively. Interest expense was lower during the Predecessor period primarily due to the discontinuance of interest on the Predecessor Company’s senior notes that were canceled as part of its Chapter 11 Cases.

During the three months ended June 30, 2018 (Successor), the Company recorded a net gain of approximately $4.9 million on the sale of oil and natural gas properties.

Reorganization Items

We incurred reorganization expense of $0.6 million and $53.2 million for the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor), respectively. Reorganization items include expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items represent professional fees for post-petition expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The table included below sets forth financial and operating data for the periods indicated (in thousands).

	Successor (a)	Predecessor (a)
	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Revenues:
Oil sales	$92,614	$85,676
Natural gas sales	97,890	109,175
NGLs sales	44,484	30,773
Oil, natural gas and NGLs sales	234,988	225,624
Net losses on commodity derivative contracts	(63,917)	(12,868)
Total revenues and losses on commodity derivative contracts	$171,071	$212,756
Costs and expenses:
Production:
Lease operating expenses	67,758	75,305
Transportation, gathering, processing and compression	21,270	—
Production and other taxes	17,752	19,203
Depreciation, depletion, amortization, and accretion	78,750	51,056
Impairment of oil and natural gas properties	22,153	—
Exploration expense	1,746	—
Selling, general and administrative expenses	22,769	14,986
Non-cash compensation	1,075	5,086
Total costs and expenses	$233,273	$165,636
Other income (expense):
Interest expense	$(30,623)	$(30,273)
Net gains on interest rate derivative contracts	—	30
Net gains on divestitures of oil and natural gas properties	4,900	—
Other	(26)	311
Reorganization items	(2,317)	(79,967)

(a)
During the six months ended June 30, 2018 and June 30, 2017, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Revenues

Oil, natural gas and NGLs sales were $235.0 million and $225.6 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. The key oil, natural gas and NGLs revenue measurements were as follows:

	Successor(a)	Predecessor(a)
	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$57.24	$43.78
Natural Gas (Price/Mcf)(b)	$2.09	$2.32
NGLs (Price/Bbl)(b)	$28.18	$18.00
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$41.17	$43.79
Natural Gas (Price/Mcf)	$2.25	$2.32
NGLs (Price/Bbl)	$22.48	$18.00
Average NYMEX prices:
Oil (Price/Bbl)	$65.31	$50.11
Natural Gas (Price/Mcf)	$2.89	$3.24
Total production volumes:
Oil (MBbls)	1,618	1,957
Natural Gas (MMcf)	46,944	47,022
NGLs (MBbls)	1,578	1,710
Combined (MMcfe)	66,122	69,020
Average daily production volumes:
Oil (Bbls/day)	8,939	10,811
Natural Gas (Mcf/day)	259,359	259,788
NGLs (Bbls/day)	8,721	9,445
Combined (Mcfe/day)	365,315	381,327

(a)
During the six months ended June 30, 2018 and June 30, 2017, we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(b)
In accordance with the adoption of ASC Topic 606, the average realized natural gas and NGLs prices for the six months ended June 30, 2018 exclude gathering, transportation, and processing fees of $21.3 million related to certain of our natural gas and NGLs marketing and processing agreements that were reclassified and presented as Transportation, gathering, processing, and compression expense in our condensed consolidated statements of operations. As such, our average realized prices are not comparable with the prior period. If our natural gas and NGLs revenues are shown net of these fees, the average realized natural gas price excluding hedges would be $1.74 per Mcf and the average NGLs price excluding hedges would be $24.83 per Bbl for the six months ended June 30, 2018.

(c)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The overall increase in oil and NGLs sales during six months ended June 30, 2018 compared to the same period in 2017 was due in part to the increase in the average realized oil prices, excluding hedges. The increase in average realized oil price is primarily due to a higher average NYMEX crude oil price, which increased 30%, from $50.11 per Bbl during the first six months of 2017 (Predecessor) to $65.31 per Bbl during the first six months of 2018 (Successor). As discussed above, the adoption of ASC Topic 606 also increased natural gas and NGLs revenue by $21.3 million during the Successor period due to the reclassification of gathering, transportation, and processing fees. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item I of this Quarterly Report for further details.

The increase in sales due to higher average realized oil price and the change in presentation was partially offset by a decrease in average realized natural gas price, primarily due to a lower average NYMEX natural gas price, which decreased 11%, from $3.24 per Mcf during the first six months of 2017 (Predecessor) to $2.89 per Mcf during the first six months of 2018 (Successor), as well as an overall decrease in average daily production which decreased to approximately 365 MMcfe/day for the six months ended June 30, 2018 (Successor) from approximately 381 MMcfe/day for the six months ended June 30, 2017 (Predecessor). The decrease in average daily production was primarily due to divestitures completed during 2017 and 2018.

On an Mcfe basis, crude oil, natural gas and NGLs accounted for 15%, 71% and 14%, respectively, of our production during the six months ended June 30, 2018 (Successor) compared to 17%, 68% and 15%, respectively, of our production during the same period in 2017 (Predecessor).

Hedging and Price Risk Management Activities

We recognized a net loss on commodity derivative contracts of $63.9 million and $12.9 million, during the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. Our hedging program is intended to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our condensed consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the condensed consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses were $67.8 million and $75.3 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. The decrease in lease operating expenses is primarily due to lower production volumes as a result of decreased operational activity and divestitures completed in 2017 and 2018.

Transportation, gathering, processing and compression fees represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. These expenses increased by $21.3 million for the six months ended June 30, 2018 (Successor) due to the adoption of ASC Topic 606 in conjunction with fresh-start accounting. In the Predecessor period, these costs were included in the net proceeds received from processing; however, natural gas and NGLs revenues and related marketing and processing costs are recognized on a gross basis effective August 1, 2017. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further details.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. As a percentage of wellhead revenues, production and other taxes was 7.6% and 8.5% for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. The percentage was lower during the current period primarily due to higher natural gas and NGLs revenues as they were presented gross of gathering, transportation, and processing fees of $21.3 million related to certain of our natural gas and NGLs marketing and processing agreements with the adoption of ASC Topic 606. Natural gas and NGLs revenues for the prior period were presented net of these fees. We record and remit production taxes based on net proceeds received from processing related to these contracts. When using net proceeds in the calculation, the effective tax rate for the Successor period is 8.3%.

Depreciation, depletion, amortization, and accretion expense was $78.8 million and $51.1 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. The increase in depreciation, depletion, amortization, and accretion expense is due to a higher amortization base as a result of the application of fresh-start accounting which led to a corresponding increase in the depletion rate per equivalent unit of production for the Successor period.

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

An impairment of oil and natural gas properties of $22.2 million was recognized during six months ended June 30, 2018 (Successor). The impairment charge relates primarily to downward revisions in our unproved property leasehold acreage and working interest in certain of our undeveloped leasehold and the reduction in value of certain of our operating districts due to a decline in forward natural gas prices.

Selling, general and administrative expenses (excluding non-cash compensation) include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. During the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), selling, general and administrative expenses were $22.8 million and $15.0 million, respectively. The increase is primarily due to severance payments of $4.1 million and higher professional and legal fees during the Successor period. Selling, general and administrative expenses in 2017 were impacted by costs incurred in connection with the Chapter 11 Cases, which are primarily included in “Reorganization Items” on our Condensed Consolidated Statement of Operations.

In addition, we incurred non-cash compensation expense of $1.1 million and $5.1 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. The decrease as compared to the same period in 2017 is primarily due to cancellation of awards granted under the Predecessor Incentive Plan as of the Effective Date.

Other Income and Expense

Interest expense was $30.6 million and $30.3 million during the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively.

During the six months ended June 30, 2018 (Successor), the Company recorded a net gain of approximately $4.9 million on the sale of oil and natural gas properties.

Reorganization Items

We incurred reorganization expenses of $2.3 million and $80.0 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. Reorganization items include expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items represent professional fees for post-petition expenses. During the six months ended June 30, 2017 (Predecessor), deferred financing costs and unamortized discounts related to the Senior Notes were also included in reorganization items as these debt instruments were impacted by the Chapter 11 Cases.

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

As of June 30, 2018, our critical accounting policies discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report are consistent with those discussed in Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of our 2017 Annual Report.

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

Liquidity and Capital Resources

Overview

Historically, we have obtained financing through proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. We have also engaged in asset sales and used the resulting proceeds to reduce our indebtedness. To date, the primary use of capital has been for the development of oil and natural gas properties. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us and our success in drilling for additional reserves. We expect to fund our capital expenditures with cash flow from operations. For the remainder of 2018, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under the Successor Credit Facility and/or proceeds from the divestiture of assets. From time to time, we may explore or pursue opportunities to reorganize or refinance our capital structure

The borrowing base under the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”) is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. The next borrowing base redetermination is scheduled for November of 2018. Should we experience a decline in oil and natural gas prices or basis differentials widen significantly in 2018, we may, among other things, be unable to maintain or increase our borrowing capacity, or be required to repay current or future indebtedness.

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

Statements of Cash Flows

The following table summarizes our primary sources and uses of cash for the six months ended June 30, 2018 and 2017 (in thousands):

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$51,108	$73,850
Net cash provided by (used in) investing activities	$(32,111)	$67,419
Net cash used in financing activities	$(15,301)	$(22,971)

Cash Flow from Operations

Net cash provided by operating activities was approximately $51.1 million for the six months ended June 30, 2018 (Successor) compared to $73.9 million for the six months ended June 30, 2017 (Predecessor). Changes in working capital increased total cash flows by $6.2 million and $6.7 million for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively. Contributing to the increase in working capital during the first six months of 2018 was a $14.1 million decrease in accounts receivable related to the timing of receipts from production, offset by a $6.7 million decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments. During the first six months of 2017, the increase in working capital resulted from a $14.8 million decrease in accounts receivable related to the timing of receipts from production. The increase was offset by an $8.9 million net decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. We primarily use fixed-price swaps, collars, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. See Note 6 of the Notes to the Condensed Consolidated Financial Statements, included under Part I, Item 1 of this Quarterly Report and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for further discussion.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $32.1 million for the six months ended June 30, 2018 (Successor) compared to net cash provided by investing activities of approximately $67.4 million for the six months ended June 30, 2017 (Predecessor). Net cash used in investing activities during the first six months of 2018 (Successor) primarily included $42.6 million for the drilling and development of oil and natural gas properties and $49.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties. In addition, we also received net proceeds from the sale of oil and natural gas properties of $59.9 million. During the first six months of 2017 (Predecessor), net cash provided by investing activities primarily relates to proceeds from the sale of oil and natural gas properties of $107.7 million, offset by approximately $17.9 million spent on drilling and development of oil and natural gas properties and $22.3 million for deposits and prepayments related to the drilling and development of oil and natural gas properties.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $15.3 million for the for the six months ended June 30, 2018 (Successor) compared to net cash used in financing activities of approximately $23.0 million for the six months ended June 30, 2017 (Predecessor). Net cash used in financing activities during the six months ended June 30, 2018 (Successor) included proceeds from our revolving credit facility of $90.0 million, offset by repayments of our revolving credit facility and term loan of $104.7 million. Net cash used in financing activities during the six months ended June 30, 2017 (Predecessor) included $22.7 million in repayments of debt under the predecessor revolving credit facility.

Debt and Credit Facilities

Successor Credit Facility

On the Effective Date, VNG, as borrower, entered into the Successor Credit Facility, by and among VNG as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”) and Issuing Bank, and the lenders party thereto. Pursuant to the Successor Credit Facility, the lenders party thereto agreed to provide VNG with an $850.0 million exit senior secured reserve-based revolving credit facility (the “Revolving Loan”). The initial borrowing base available under the Successor Credit Facility as of the Effective Date was $850.0 million and the aggregate principal amount of Revolving Loans outstanding under the Successor Credit Facility as of the Effective Date was $730.0 million. The Successor Credit Facility also includes an additional $125.0 million senior secured term loan (the “Term Loan”). On December 21, 2017, the borrowing base was reduced to $825.0 million following the completion of the sale of our properties in the Williston Basin. During June 2018, the borrowing base was further reduced to $765.2 million following the completion of the sale of certain of our properties in the Permian Basin, Gulf Coast Basin and Green River Basin.

At June 30, 2018, there were $688.5 million of outstanding borrowings and $76.5 million of borrowing capacity under the Successor Credit Facility, after reflecting a $0.2 million reduction in availability for letters of credit (discussed below).

In July 2018, the Company entered into the Second Amendment to the Successor Credit Facility (the “Second Amendment”) among the Company, the Administrative Agent and the lenders party thereto. Among other things, the Second Amendment reduces the borrowing base from $765.2 million to $729.7 million. Further, on August 1, 2018, the borrowing base was reduced to $702.8 million following the completion of the Potato Hills Divestment and the sale of certain properties in the Gulf Coast Basin. Please refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements included under Part
I, Item 1 of this Quarterly Report for further discussion. As of August 1, 2018, we have $662.0 million of outstanding borrowings under the Successor Credit Facility and approximately $50.0 million of liquidity after reflecting a $0.2 million reduction in availability for letters of credit.

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

Letters of Credit

At June 30, 2018, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit was provided under our Successor Credit Facility.

Lease Financing Obligations

On October 24, 2014, as part of our acquisition of certain natural gas, oil and NGLs assets in the Piceance Basin, we entered into an assignment and assumption agreement with Banc of America Leasing & Capital, LLC., as the lead bank, whereby we acquired compressors and related facilities and assumed the related financing obligations (the “Lease Financing Obligations”). The Lease Financing Obligations were confirmed during the bankruptcy process. Certain rights, title, interest and obligations under the Lease Financing Obligations have been assigned to several lenders and are covered by separate assignment agreements, which expire on August 10, 2020 and July 10, 2021. We have the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligations also contain an early buyout option whereby the Company may purchase the equipment for $16.0 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 4.16%.

Please refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1of this Quarterly Report for further information regarding our debt.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial position or results of operations.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2018 is provided in the following table (in thousands):

	Payments Due by Year
	2018	2019	2020	2021	2022	After 2022	Total
Management base salaries	$653	$1,305	$1,305	$—	$—	$—	$3,263
Asset retirement obligations (1)	3,246	3,855	4,048	4,250	4,463	129,579	149,441
Derivative liabilities	44,450	42,236	22,192	507	—	—	109,385
Reserve-Based Credit Facility (2)	—	—	—	688,500	—	—	688,500
Term Loan (2)	625	1,250	1,250	120,938	—	—	124,063
Senior Notes due 2024 and interest	3,632	7,265	7,265	7,265	7,265	91,923	124,615
Operating leases	668	1,211	1,149	1,170	1,205	4,503	9,906
Development commitments (3)	31,179	—	—	—	—	—	31,179
Firm transportation agreements (4)	410	821	410	—	—	—	1,641
Lease financing obligations (5)	2,721	5,442	4,358	1,279	—	—	13,800
Other future obligations	234	308	—	—	—	—	542
Total	$87,818	$63,693	$41,977	$823,909	$12,933	$226,005	$1,256,335

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Please read Note 8 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information regarding our asset retirement obligations. The balance also includes $0.9 million presented as part of liabilities held for sale on the condensed consolidated balance sheet. Please read Note 4 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further discussion.

(2)	This table does not include interest to be paid on the principal balances shown as the interest rates on our financing arrangements are variable.

(3)	Represents authorized expenditures for drilling, completion and major workover projects.

(4)
Represents transportation demand charges. Please read Note 9 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information regarding our firm transportation agreements.

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

Non-GAAP Financial Measure

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) attributable to Vanguard stockholders/unitholders in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) attributable to Vanguard stockholders/unitholders plus:

•	Net income (loss) attributable to non-controlling interest.

The result is net income (loss) which includes the non-controlling interest. From this we add or subtract the following:

•	Interest expense;

•	Depreciation, depletion, amortization, and accretion;

•	Impairment of oil and natural gas properties;

•	Exploration expense;

•	Change in fair value of commodity derivative contracts;

•	Net gains or losses on interest rate derivative contracts;

•	Net gains on divestitures of oil and natural gas properties;

•	Taxes;

•	Compensation related items, which include share/unit-based compensation expense, unrealized fair value of phantom units granted to officers and cash settlement of phantom units granted to officers;

•	Reorganization items;

•	Severance costs;

•	Material costs incurred on strategic transactions; and

•	Non-controlling interest amounts attributable to each of the items above which revert the calculation back to an amount attributable to the Vanguard stockholders/unitholders.

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

Adjusted EBITDA attributable to Vanguard stockholders/unitholders for the three months ended June 30, 2018 (Successor) was $30.5 million compared to $53.3 million for the three months ended June 30, 2017 (Predecessor). Adjusted EBITDA attributable to Vanguard stockholders/unitholders for the six months ended June 30, 2018 (Successor) was $82.4 million compared to $115.4 million for the six months ended June 30, 2017 (Predecessor). The following table presents a reconciliation of consolidated net loss to Adjusted EBITDA (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss attributable to Vanguard stockholders/ unitholders	$(57,773)	$(53,867)	$(90,457)	$(62,791)
Add: Net income (loss) attributable to non-controlling interests	96	(5)	189	12
Net loss	$(57,677)	$(53,872)	$(90,268)	$(62,779)
Plus:
Interest expense	15,870	13,832	30,623	30,273
Depreciation, depletion, amortization, and accretion	38,711	25,328	78,750	51,056
Impairment of oil and natural gas properties	7,552	—	22,153	—
Exploration expense	430	—	1,746	—
Change in fair value of commodity derivative contracts(a)	27,485	12,875	36,778	12,875
Net gains on interest rate derivative contracts(b)	—	—	—	(30)
Net gains on divestiture of oil and natural gas properties	(4,900)	—	(4,900)	—
Taxes	—	(436)	—	(792)
Compensation related items	579	2,456	1,075	5,086
Reorganization items	610	53,221	2,317	79,967
Severance costs	1,845	—	4,101	—
Material costs incurred on strategic transactions	—	—	148	—
Adjusted EBITDA before non-controlling interest	30,505	53,404	82,523	115,656
Adjusted EBITDA attributable to non-controlling interest	(38)	(116)	(75)	(232)
Adjusted EBITDA attributable to Vanguard stockholders/unitholders	$30,467	$53,288	$82,448	$115,424

(a)	These items are included in the net gains (losses) on commodity derivative contracts line item in the condensed consolidated statements of operations as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net cash settlements received (paid) on matured commodity derivative contracts	$(17,847)	$—	$(27,139)	$7
Change in fair value of commodity derivative contracts	(27,485)	(12,875)	(36,778)	(12,875)
Net losses on commodity derivative contracts	$(45,332)	$(12,875)	$(63,917)	$(12,868)

(b)	Net gains on interest rate derivative contracts as shown on the condensed consolidated statements of operations is comprised of the following:

Predecessor
Six Months
Ended
June 30, 2017
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

At June 30, 2018, the fair value of commodity derivative contracts was a liability of approximately $101.2 million, of which $67.2 million settles during the next twelve months.

The following tables summarize oil, natural gas and NGLs commodity derivative contracts in place at June 30, 2018.

	July 1 - December 31, 2018	Year 2019	Year 2020	Year 2021
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	34,848,000	52,539,000	47,227,500	—
Fixed Price ($/MMBtu)	$2.89	$2.79	$2.75	$—
Collars:
Notional Volume (MMBtu)	—	4,125,000	5,490,000	1,825,000
Floor Price ($/MMBtu)	$—	$2.60	$2.60	$2.60
Ceiling Price ($/MMBtu)	$—	$3.00	$3.00	$3.07

	July 1 - December 31, 2018	Year 2019	Year 2020	Year 2021
Oil Positions:
Fixed-Price Swaps (West Texas Intermediate):
Notional Volume (Bbls)	1,327,900	1,858,200	1,393,800	—
Fixed Price ($/Bbl)	$46.60	$48.50	$49.53	$—
Collars:
Notional Volume (Bbls)	—	575,730	659,340	112,036
Floor Price ($/Bbl)	$—	$43.81	$44.17	$47.50
Ceiling Price ($/Bbl)	$—	$54.04	$55.00	$56.05

	July 1 - December 31, 2018	Year 2019
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Gallons)	4,636,800	2,494,779
Fixed Price ($/Gallon)	$0.28	$0.29
Mont Belvieu Propane
Notional Volume (Gallons)	11,592,000	6,270,427
Fixed Price ($/Gallon)	$0.53	$0.71
Mont Belvieu N. Butane
Notional Volume (Gallons)	3,864,000	2,272,940
Fixed Price ($/Gallon)	$0.65	$0.82
Mont Belvieu Isobutane
Notional Volume (Gallons)	3,091,200	1,847,179
Fixed Price ($/Gallon)	$0.65	$0.83
Mont Belvieu N. Gasoline
Notional Volume (Gallons)	5,409,600	3,328,417
Fixed Price ($/Gallon)	$0.99	$1.23

As of June 30, 2018, the Company had the following open basis swap contracts:

July 1 - December 31, 2018
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	6,150,000
Weighted-basis differential ($/MMBtu)	$(0.69)

Interest Rate Risks

At June 30, 2018, we had debt outstanding of $898.7 million. The amount outstanding under our Successor Credit Facility at June 30, 2018 was approximately $812.6 million and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $1.7 million increase in annual interest expense.

Counterparty Risk

At June 30, 2018, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Owed To Counterparty at June 30, 2018
ABN AMRO (A)	$—	$(32,382)	$(6,259)	$(38,641)
Capital One (BBB+)	—	(3,766)	(9,425)	(13,191)
Citibank (A+)	—	(17,466)	(5,835)	(23,301)
Huntington Bank (A-)	—	(12,466)	(13,327)	(25,793)
ING Financial Markets (A+)	—	(47)	—	(47)
JP Morgan (A-)	833	(1,075)	—	(242)
Total	$833	$(67,202)	$(34,846)	$(101,215)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Amended LRE Complaint, the LRE Plaintiff alleges multiple causes of action under the Securities Act and Exchange Act related to the registration statement and proxy statement filed with the SEC in connection with the LRE Merger (the “LRE Proxy”). In general, the LRE Plaintiff alleges that the LRE Proxy failed, among other things, to disclose allegedly material details concerning Vanguard’s (x) debt obligations and (y) ability to maintain distributions to unitholders. Based on these allegations, the LRE Plaintiff sought, among other relief, to rescind the LRE Merger, and an award of damages, attorneys’ fees, and costs.

On January 2, 2018, the court in the LRE Lawsuit certified a class of plaintiffs that includes all persons or entities holding LRE common units as of August 28, 2015, through the close of the LRE Merger on October 5, 2015, but excluding the LRE Lawsuit Defendants and certain related persons and entities (the “LRE Class”). The window for potential members of the LRE Class to request exclusion from the LRE Class closed on May 29, 2018, with 22 LRE unitholders timely requesting exclusion.

On June 27, 2018, the LRE Lawsuit Defendants and the LRE Plaintiff, on his own behalf and on behalf of the LRE Class, entered into a stipulation of settlement (the “Stipulation”). As amended on July 11, 2018, and on July 25, 2018, the Stipulation provides that the LRE Class will settle and release all claims against the LRE Lawsuit Defendants relating to the LRE Merger, in exchange for an aggregate settlement payment of $8.0 million. Of that settlement amount, Vanguard will contribute $0.7 million, with the remainder to be paid by the insurers of the LRE Lawsuit Defendants. The LRE Lawsuit Defendants continue to deny all allegations of liability or wrongdoing.

On July 18, 2018, the court held a hearing to consider whether to preliminarily approve the proposed settlement. In response to matters raised at that hearing, on July 25, 2018, the LRE Lawsuit Defendants and the LRE Plaintiff amended the Stipulation and submitted to the court a revised notice of proposed settlement, proof of claim and release form, and summary notice of proposed settlement. On July 26, 2018, the court entered an order preliminarily approving the settlement as set forth in the amended Stipulation.

The court has scheduled a hearing to consider final approval of the settlement on December 14, 2018. At that hearing, the court will determine, among other things, whether the proposed settlement is fair and reasonable to the LRE Class and should be approved, thereby forever barring the LRE Class (other than potential members excluded therefrom) from asserting any of the released claims against the LRE Lawsuit Defendants.

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

VANGUARD NATURAL RESOURCES, INC.
(Registrant)

Date: August 9, 2018	/s/ Ryan Midgett
Ryan Midgett
Chief Financial Officer
(Principal Financial Officer)