Form 10-Q
period 2018-09-30
Vanguard Natural Resources, Inc.
filed 2018-11-09
CIK 1384072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes ☐ No

As of November 6, 2018, the registrant had 20,124,080 outstanding shares of common stock, $0.001 par value.

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

These statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), and this Quarterly Report, and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available on our website at www.vnrenergy.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. These factors and risks include, but are not limited to:

•	our ability to obtain sufficient financing to execute our business plan post-emergence;

•	our ability to meet our liquidity needs;

•	our ability to access the public capital markets;

•	risks relating to any of our unforeseen liabilities;

•	declines in oil, NGLs or natural gas prices;

•	the level of success in exploration, development and production activities;

•	adverse weather conditions that may negatively impact development or production activities;

•	the timing of exploitation and development expenditures;

•	inaccuracies of reserve estimates or assumptions underlying them;

•	revisions to reserve estimates as a result of changes in commodity prices;

•	impacts to financial statements as a result of impairment write-downs;

•	risks related to the level of indebtedness and periodic redeterminations of the borrowing base under our credit agreements;

•	ability to comply with restrictive covenants contained in the agreements governing our indebtedness that may adversely affect operational flexibility;

•	ability to generate sufficient cash flows from operations to meet the internally funded portion of any capital expenditures budget;

•	ability to obtain external capital to finance exploration and development operations and acquisitions;

•	federal, state and local initiatives and efforts relating to the regulation of development drilling and hydraulic fracturing;

•	failure of properties to yield oil or natural gas in commercially viable quantities;

•	uninsured or underinsured losses resulting from oil and natural gas operations;

•	ability to access oil and natural gas markets due to market conditions or operational impediments;

•	the impact and costs of compliance with laws and regulations governing oil and natural gas operations;

•	ability to replace oil and natural gas reserves;

•	any loss of senior management or technical personnel;

•	competition in the oil and natural gas industry;

•	risks arising out of hedging transactions;

•	the costs and effects of litigation;

•	sabotage, terrorism or other malicious intentional acts (including cyber-attacks), war and other similar acts that disrupt operations or cause damage greater than covered by insurance; and

•	costs of tax treatment as a corporation.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share/unit data)
(Unaudited)

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Oil sales	$42,909	$27,303	$11,820
Natural gas sales	46,448	39,032	4,412
NGLs sales	27,073	13,465	4,792
Oil, natural gas and NGLs sales	116,430	79,800	21,024
Net losses on commodity derivative contracts	(30,887)	(32,352)	(12,019)
Total revenues and losses on commodity derivative contracts	85,543	47,448	9,005
Costs and expenses:
Production:
Lease operating expenses	35,424	26,447	11,787
Transportation, gathering, processing and compression	9,551	8,044	—
Production and other taxes	9,748	5,737	1,983
Depreciation, depletion, amortization, and accretion	35,568	27,578	7,328
Impairment of oil and natural gas properties	1,965	—	—
Exploration expense	219	105	—
Selling, general and administrative expenses	10,733	7,194	8,738
Total costs and expenses	103,208	75,105	29,836
Loss from operations	(17,665)	(27,657)	(20,831)
Other income (expense):
Interest expense	(16,060)	(9,615)	(5,003)
Net gains on divestiture of oil and natural gas properties	1,747	—	—
Other	614	36	472
Total other expense, net	(13,699)	(9,579)	(4,531)
Loss before reorganization items	(31,364)	(37,236)	(25,362)
Reorganization items (Note 3)	(732)	—	988,452
Net income (loss)	(32,096)	(37,236)	963,090
Less: Net income attributable to non-controlling interests	(37)	(61)	(1)
Net income (loss) attributable to Vanguard stockholders/unitholders	(32,133)	(37,297)	963,089
Net income (loss) per share/unit – basic and diluted	$(1.60)	$(1.86)	$7.33
Weighted average Common shares/units outstanding
Common shares/units – basic and diluted	20,100	20,056	130,978
Predecessor Class B units – basic and diluted	—	—	420
See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share/unit data)
(Unaudited)

	Successor		Predecessor
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Oil sales	$135,523	$27,303	$97,496
Natural gas sales	144,338	39,032	113,587
NGLs sales	71,557	13,465	35,565
Oil, natural gas and NGLs sales	351,418	79,800	246,648
Net losses on commodity derivative contracts	(94,804)	(32,352)	(24,887)
Total revenues and losses on commodity derivative contracts	256,614	47,448	221,761
Costs and expenses:
Production:
Lease operating expenses	103,182	26,447	87,092
Transportation, gathering, processing and compression	30,821	8,044	—
Production and other taxes	27,500	5,737	21,186
Depreciation, depletion, amortization, and accretion	114,318	27,578	58,384
Impairment of oil and natural gas properties	24,118	—	—
Exploration expense	1,965	105	—
Selling, general and administrative expenses	34,577	7,194	28,810
Total costs and expenses	336,481	75,105	195,472
Income (loss) from operations	(79,867)	(27,657)	26,289
Other income (expense):
Interest expense	(46,683)	(9,615)	(35,276)
Net gains on interest rate derivative contracts	—	—	30
Net gains on divestiture of oil and natural gas properties	6,647	—	—
Other	588	36	783
Total other expense, net	(39,448)	(9,579)	(34,463)
Loss before reorganization items	(119,315)	(37,236)	(8,174)
Reorganization items (Note 3)	(3,049)	—	908,485
Net income (loss)	(122,364)	(37,236)	900,311
Less: Net income attributable to non-controlling interests	(226)	(61)	(13)
Net income (loss) attributable to Vanguard stockholders/unitholders	(122,590)	(37,297)	900,298
Distributions to Preferred unitholders	—	—	(2,230)
Net income (loss) attributable to Common stockholders/ Common and Class B unitholders	$(122,590)	$(37,297)	$898,068
Net income (loss) per share/unit – basic and diluted	$(6.10)	$(1.86)	$6.84
Weighted average Common shares/units outstanding
Common shares/units – basic and diluted	20,100	20,056	130,962
Predecessor Class B units – basic and diluted	—	—	420
See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	Successor
	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$3,966	$2,762
Trade accounts receivable, net	52,131	67,248
Derivative assets	87	2,258
Restricted cash	4,450	7,255
Prepaid drilling costs	17,169	11,830
Assets held for sale	11,503	—
Other current assets	6,847	3,934
Total current assets	96,153	95,287
Oil and natural gas properties
Proved properties	1,548,477	1,560,552
Unproved properties	82,202	85,393
	1,630,679	1,645,945
Accumulated depreciation, depletion, amortization and impairment	(230,829)	(112,553)
Oil and natural gas properties, net – successful efforts method	1,399,850	1,533,392
Other assets
Derivative assets	1,696	—
Other assets	9,611	14,841
Total assets	$1,507,310	$1,643,520

Liabilities and stockholders’ equity
Current liabilities
Accounts payable:
Trade	$12,048	$9,141
Accrued liabilities:
Lease operating	11,864	13,560
Developmental capital	8,313	12,275
Interest	3,459	6,312
Production and other taxes	25,721	20,982
Other	11,360	9,005
Derivative liabilities	70,095	39,212
Oil and natural gas revenue payable	32,062	37,422
Liabilities held for sale	1,649	—
Other current liabilities	11,506	12,175
Total current liabilities	188,077	160,084
Long-term debt, net of current portion (Note 6)	863,921	905,976
Derivative liabilities	40,872	27,483
Asset retirement obligations, net of current portion	139,625	151,717
Other long-term liabilities	501	732
Total liabilities	1,232,996	1,245,992
Commitments and contingencies (Note 10)
Stockholders’ equity (Note 11)
Successor common stock ($0.001 par value, 50,000,000 shares authorized; 20,101,077 and 20,100,178 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	20	20
Successor additional paid-in capital	508,294	506,640
Successor accumulated deficit	(234,000)	(111,410)
Total stockholders' equity	274,314	395,250
Non-controlling interest in subsidiary	—	2,278
Total stockholders' equity attributable to Common stockholders	274,314	397,528
Total liabilities and stockholders’ equity	$1,507,310	$1,643,520
See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (SUCCESSOR)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)
(Unaudited)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017 (Successor)	20,100	$20	$506,640	$(111,410)	$2,278	$397,528
Net income (loss)	—	—	—	(122,590)	226	(122,364)
Share-based compensation	1	—	1,654	—	—	1,654
Potato Hills cash distribution to non-controlling interest	—	—	—	—	(427)	(427)
Disposition of non-controlling interest	—	—	—	—	(2,077)	(2,077)
Balance at September 30, 2018 (Successor)	20,101	$20	$508,294	$(234,000)	$—	$274,314

See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor		Predecessor
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
(in thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Operating activities
Net income (loss)	$(122,364)	$(37,236)	$900,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	114,318	27,578	58,384
Impairment of oil and natural gas properties	24,118	—	—
Amortization of deferred financing costs	2,174	443	2,584
Amortization of debt discount	—	—	348
Non-cash reorganization items	—	—	(937,956)
Compensation related items	1,654	—	5,429
Net losses on commodity and interest rate derivative contracts	94,804	32,352	24,858
Cash settlements received (paid) on matured commodity derivative contracts	(50,057)	(2,326)	7
Cash settlements paid on matured interest rate derivative contracts	—	—	(95)
Net gain on divestiture of oil and natural gas properties	(6,647)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	15,533	(398)	34,845
Other current assets	(5,853)	(253)	1,435
Net premiums paid on commodity derivative contracts	—	—	(16)
Increase in restricted cash	—	—	(28,455)
Accounts payable and oil and natural gas revenue payable	(2,477)	(6,692)	19,444
Payable to affiliates	—	—	(895)
Accrued expenses and other current liabilities	(3,015)	(186)	(27,018)
Other assets	804	446	(922)
Net cash provided by operating activities	62,992	13,728	52,288
Investing activities
Additions to property and equipment	(166)	—	(102)
Additions to oil and natural gas properties	(60,755)	(14,431)	(25,694)
Deposits and prepayments of oil and natural gas properties	(51,014)	(9,013)	(23,731)
Proceeds from the sale of oil and natural gas properties	92,156	—	126,363
Net cash provided by (used in) investing activities	(19,779)	(23,444)	76,836
Financing activities
Proceeds from long-term debt	118,500	—	—
Repayment of long-term debt	(161,327)	(835)	(41,603)
Proceeds from Term Loan borrowings	—	—	125,000
Repayment of debt under the predecessor revolving credit facility	—	—	(500,266)
Proceeds from rights offerings and second lien investment	—	—	275,000
Potato Hills distribution to non-controlling interest	(427)	(128)	(235)
Financing fees	(1,560)	(166)	(9,367)
Net cash used in financing activities	(44,814)	(1,129)	(151,471)
Net decrease in cash, cash equivalents and restricted cash	(1,601)	(10,845)	(22,347)
Cash, cash equivalents and restricted cash, beginning of period	10,017	27,610	49,957
Cash, cash equivalents and restricted cash, end of period	$8,416	$16,765	$27,610
Supplemental cash flow information:
Cash paid for interest	$47,241	$4,196	$29,631
Non-cash investing activity:
Assets held for sale	$11,503	$—	$—
Liabilities held for sale	$1,649	$—	$—
Asset retirement obligations, net	$18,325	$206	$9,581
See accompanying notes to condensed consolidated financial statements

VANGUARD NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of the Business

We are an exploration and production company engaged in the production and development of oil and natural gas properties in the United States. The Company is currently focused on adding value by efficiently operating our producing assets and, in certain areas, applying modern drilling and completion technologies in order to fully assess and realize potential development upside. Our primary business objective is to increase shareholder value by growing reserves, production and cash flow in a capital efficient manner. Through our operating subsidiaries, as of September 30, 2018, we own properties and oil and natural gas reserves primarily located in nine operating areas:

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

As of September 30, 2018, our significant accounting policies are consistent with those discussed in Note 1 of the Notes to the Consolidated Financial Statements contained in our 2017 Annual Report.

(a)	Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of September 30, 2018 (Successor) and December 31, 2017 (Successor), and for the three and nine months ended September 30, 2018 (Successor) and for the two months ended September 30, 2017 (Successor), and the one and seven months ended July 31, 2017 (Predecessor), respectively, include our accounts and those of our subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

We consolidated the Potato Hills Gas Gathering System as we had the ability to control the operating and financial decisions and policies of the entity through our 51% ownership and reflected the non-controlling interest as a separate element in our condensed consolidated financial statements. On August 1, 2018, we completed the sale of our 51% joint venture interest in Potato Hills Gas Gathering System, including the compression assets relating to the gathering system and our working interest in related oil and natural gas producing properties (the “Potato Hills Divestment”). Please see Note 5, “Divestitures,” for further discussion.

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

(c)	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Successor
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$3,966	$2,762
Restricted cash	4,450	7,255
Total cash, cash equivalents and restricted cash	$8,416	$10,017

(d)	Oil and Natural Gas Properties - Transition from Full Cost Method to Successful Efforts Accounting Method

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

Because a new entity was created at the Effective Date, and the Successor’s financial statements are not comparable to the Predecessor’s financial statements (refer to Note 3, “Fresh-Start Accounting”), upon emergence from bankruptcy, we elected to adopt the successful efforts method of accounting for our oil and natural gas properties. We believe that application of successful efforts accounting provides greater transparency in the results of our oil and natural gas properties and enhances decision making and capital allocation processes. Additionally, application of the successful efforts method eliminates proved property impairments based on historical prices, which are not indicative of the fair value of our oil and natural gas properties, and better reflects the true economics of developing our oil and natural gas reserves. Therefore, from August 1, 2017 we have used the successful efforts method to account for our investment in oil and natural gas properties in the Successor.

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

(e)	Income Taxes

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2018, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). In response, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740, “Uncertain Tax Positions” (“ASC Topic 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Refer to Note 13, “Income Taxes,” for more information on the Company’s accounting for income taxes.

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

In conjunction with fresh-start accounting, the Company elected to early adopt the standard effective August 1, 2017. We adopted the standard using the modified retrospective method, by which fresh-start accounting allowed us to apply the new standard to all new contracts entered into on or after August 1, 2017, and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of August 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 4, “Impact of ASC Topic 606,” for further details related to the Company’s adoption of this standard.

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

(g)	New Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842) (“ASU 2016-02”), which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be adopted using a modified retrospective approach. We are currently evaluating the provisions of ASU 2016-02 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to date, we have formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of the new ASU and are continuing our contracts analysis and policy review. We have engaged external resources to assist us in our efforts of completing the analysis of potential changes to our current accounting practices. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.

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

(i)	Prior Year Financial Statement Presentation

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

3.    Fresh-Start Accounting

Upon the Company’s emergence from chapter 11 bankruptcy, the Company qualified for and applied fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the Reorganization Value (as defined below) of the Company’s assets immediately prior to the date of confirmation was less than the post-petition liabilities and allowed claims, and (ii) the holders of the existing voting shares of the Predecessor entity received less than 50% of the voting shares of the emerging entity. Refer to Note 2, “Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” for the terms of the Final Plan. Fresh-start accounting requires the Company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The new entity is referred to as “Successor” or “Successor Company.” However, the Company will continue to present financial information for any periods before application of fresh-start accounting for the Predecessor Company. The Predecessor and Successor companies lack comparability, as required in ASC Topic 205, Presentation of Financial Statements (“ASC 205”). ASC 205 states financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor companies.

Adopting fresh-start accounting resulted in a new financial reporting entity with no beginning retained earnings or deficit as of the fresh-start reporting date. Upon the application of fresh-start accounting, the Company allocated the fair value of the Successor Company’s total assets (the “Reorganization Value”) to its individual assets based on their estimated fair values. The Reorganization Value was intended to represent the approximate amount a willing buyer would value the Company's assets immediately after the reorganization.

Reorganization Value was derived from an estimate of enterprise value, or the fair value of the Company’s long-term debt and stockholders’ equity (the “Enterprise Value”). The estimated Enterprise Value at the Effective Date was $1.425 billion as established in the Plan and approved by the bankruptcy court. The Enterprise Value was derived from an independent valuation using an asset based methodology of proved reserves, undeveloped acreage, and other financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the Convenience Date.

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

Reorganization Adjustments:

1)
Represents amounts recorded as of the Convenience Date for the implementation of the Final Plan, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, cancellation of the Predecessor’s equity, issuances of the Successor’s common stock and equity warrants, proceeds received from the Successor’s rights offering and issuance of the Successor’s debt.

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

Reorganization Items

Reorganization items represent (i) expenses or income incurred subsequent to the Petition Date as a direct result of the Final Plan, (ii) gains or losses from liabilities settled, and (iii) fresh-start accounting adjustments and are recorded in “Reorganization items” in the Company’s unaudited condensed consolidated statements of operations. The following table summarizes the net reorganization items (in thousands):

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

Reorganization costs incurred subsequent to the Emergence Date of $0.9 million are recorded in the selling, general and administrative expenses line item in the Company’s unaudited consolidated statements of operations for the two months ended September 30, 2017. During the three and nine months ended September 30, 2018, we recorded reorganization costs of$0.7 million and $3.0 million, respectively.

4.  Impact of ASC Topic 606 Adoption

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

The impact of adoption on our results of operations for the periods indicated is as follows (in thousands):

	Successor
	Nine Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenues:
Oil sales	$135,523	$135,523	$—
Natural gas sales	144,338	121,871	22,467
NGLs sales	71,557	63,203	8,354
Oil, natural gas and NGLs sales	351,418	320,597	30,821
Net losses on commodity derivative contracts	(94,804)	(94,804)	—
Total revenues and losses on commodity derivative contracts	$256,614	$225,793	$30,821
Costs and expenses:
Transportation, gathering, processing, and compression	$30,821	$—	$30,821
Net loss	$(122,364)	$(122,364)	$—

	Successor
	Two Months Ended September 30, 2017
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenues:
Oil sales	$27,303	$27,303	$—
Natural gas sales	39,032	32,983	6,049
NGLs sales	13,465	11,470	1,995
Oil, natural gas and NGLs sales	79,800	71,756	8,044
Net losses on commodity derivative contracts	(32,352)	(32,352)	—
Total revenues	$47,448	$39,404	$8,044
Costs and expenses:
Transportation, gathering, processing, and compression	$8,044	$—	$8,044
Net loss	$(37,236)	$(37,236)	$—

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

Production imbalances

Previously, the Company elected to utilize the entitlements method to account for natural gas production imbalances which is no longer applicable. In conjunction with the adoption of ASC Topic 606, for the three and nine months ended September 30, 2018, there was no material impact to the financial statements due to this change in accounting for our production imbalances.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

5.  Divestitures and Exchange of Properties

During 2018, the Company completed the sale of certain oil and natural gas properties in the Permian Basin, the Green River Basin and in Mississippi. The Company also sold its working interests in related oil and natural gas producing properties located in multiple counties in Texas, Louisiana and Colorado. Additionally, as discussed in Note 2, the Company completed the Potato Hills Divestment on August 1, 2018. Net cash proceeds received from the sale of all of these properties were approximately $92.2 million, subject to customary post-closing adjustments. Additionally, we incurred costs to sell of approximately $2.4 million. These dispositions were treated as asset sales, and resulted in a net gain of approximately $6.6 million, which is included in “net gains on divestiture of oil and natural gas properties” on the condensed consolidated statement of operations. The net cash proceeds from these divestments were used to pay down outstanding debt under the Successor Credit Facility (defined in Note 6).

In May 2018, the Company completed the trade of its interests in certain properties in the Green River Basin in exchange for interests in other properties within the same basin. The non-cash exchange was accounted for at fair value and no gain or loss was recognized from the exchange.

On September 10, 2018, the Company entered into a purchase and sale agreement for the sale of its ownership in natural gas properties in the Arkoma basin of Arkansas, which comprise all of its interests located in the state (the “Arkansas Divestment”). The Arkansas Divestment closed on October 15, 2018 for a contract price of $12.0 million. The assets and liabilities associated with the Arkansas Divestment are recorded at cost and classified as “held for sale” on the condensed consolidated balance sheet. At September 30, 2018, the Company’s condensed consolidated balance sheet included current assets of approximately $11.5 million in “assets held for sale” and current liabilities of approximately $1.6 million in “liabilities held for sale” related to this transaction.

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet (in thousands):

Successor
September 30, 2018
Assets:
Oil and natural gas properties, net	$11,503
Total assets held for sale	$11,503
Liabilities:
Asset retirement obligations	$1,649
Total liabilities held for sale	$1,649

6. Debt

Our financing arrangements consisted of the following as of the date indicated (in thousands):

			Successor
Description	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Successor Credit Facility	Variable (1)	February 1, 2021	$662,000	$700,000
Successor Term Loan	Variable (2)	May 1, 2021	123,750	124,688
Senior Notes due 2024	9.0%	February 15, 2024	80,722	80,722
Lease Financing Obligations	4.16%	August 10, 2020 (3)	11,666	15,205
Unamortized deferred financing costs			(8,024)	(8,639)
Total debt			$870,114	$911,976
Less:
Current portion of Term Loan			(1,250)	(1,250)
Current portion of Lease Financing Obligation			(4,943)	(4,750)
Total long-term debt			$863,921	$905,976

(1)	Variable interest rate of 5.90% and 4.90% at September 30, 2018 and December 31, 2017 respectively.

(2)	Variable interest rate of 9.65% and 8.90% at September 30, 2018 and December 31, 2017 respectively.

(3)	The Lease Financing Obligations expire on August 10, 2020, except for certain obligations which expire on July 10, 2021.

Successor Credit Facility

On the Effective Date, VNG, as borrower, entered into the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”), by and among VNG as borrower, Citibank, N.A., as administrative agent (the
“Administrative Agent”) and Issuing Bank, and the lenders party thereto. Pursuant to the Successor Credit Facility, the lenders party thereto agreed to provide VNG with an $850.0 million exit senior secured reserve-based revolving credit facility (the “Revolving Loan”). The initial borrowing base available under the Successor Credit Facility as of the Effective Date was $850.0 million and the aggregate principal amount of Revolving Loans outstanding under the Successor Credit Facility as of the Effective Date was $730.0 million. The Successor Credit Facility also includes an additional $125.0 million senior secured term loan (the “Term Loan”). On December 21, 2017, the borrowing base was reduced to $825.0 million following the completion of the sale of our properties in the Williston Basin and was further reduced to $765.2 million following the completion of the sale of certain of our oil and natural gas properties during the first half of 2018. Please see Note 5 for further discussion on our divestitures.

In July 2018, the Company entered into the Second Amendment to the Successor Credit Facility (the “Second Amendment”) among the Company, the Administrative Agent and the lenders party thereto. Among other things, the Second Amendment reduced the borrowing base from $765.2 million to $729.7 million. The completion of additional divestitures in the third quarter of 2018 also resulted in the reduction of our borrowing base to $700.3 million as of September 30, 2018. Please see Note 5 for further discussion on our divestitures.

During the nine months ended September 30, 2018, we borrowed $118.5 million under the Successor Credit Facility and made repayments under the Successor Credit Facility and Term Loan of $157.4 million. As discussed in Note 5, “Divestitures,” the $92.2 million of net cash proceeds received from the sale of properties were used to pay down debt. We used borrowings under the Successor Credit Facility to partially pay for capital expenditures incurred in the first nine months of 2018 and advances to operators for activities to be completed for the remainder of 2018.

At September 30, 2018, there were $662.0 million of outstanding borrowings and $38.1 million of borrowing capacity under the Successor Credit Facility, after reflecting a $0.2 million reduction in availability for letters of credit (discussed below).

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

VNG is required to repay the Term Loans on the last day of each March, June, September and December (commencing with the first full fiscal quarter ended after the Effective Date), in each case, in an amount equal to 0.25% of the original principal amount of such Term Loans and, on the Maturity Date, the remainder of the principal amount of the Term Loans outstanding on such date, together in each case with accrued and unpaid interest on the principal amount to be paid but excluding the date of such payment. The table below shows the amounts of required payments under the Term Loan for each year as of September 30, 2018 (in thousands):

Year	Required Payments
2018	$312
2019	$1,250
2020	$1,250
2021 through Maturity date	$120,938

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

The Successor Credit Facility also contains certain financial covenants, as amended under the Second Amendment, including the maintenance of (i) the ratio of consolidated first lien debt of VNG and the Guarantors as of the date of determination to EBITDA for the most recently ended four consecutive fiscal quarter period for which financial statements are available of (a) 5.25:1.00 as of the last day of the fiscal quarter ending September 30, 2018; (b) 5.50:1.00 as of the last day of the fiscal quarter ending December 31, 2018; (c) 5.75:1.00 as of the last day of the fiscal quarter ending March 31, 2019; (d) 5.25:1.00 as of the last day of the fiscal quarter ending June 30, 2019; (e) 5.00:1.00 as of the last day of the fiscal quarter ending September 30, 2019; (f) 4.75:1.00 as of the last day of the fiscal quarters ending December 31, 2019 and March 31, 2020; (g) 4.50:1.00 as of the last day of the fiscal quarter ending June 30, 2020; (h) 4.25:1.00 as of the last day of the fiscal quarter ending September 30, 2020; and (i) 4.00:1.00 as of the last day of the fiscal quarter ending December 31, 2020 and thereafter; (ii) an asset coverage ratio calculated as PV-9 of proved reserves, including impact of hedges and strip prices to first lien debt, of not less than 1.25 to 1.00 as tested on each January 1 and July 1 for the period from August 1, 2017 until August 1, 2018; and (iii) a ratio, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing with the fiscal quarter ending December 31, 2017, of current assets, including any unborrowed capacity on the Successor Credit Facility we are able to draw upon, to current liabilities of VNR and its subsidiaries on a consolidated basis of not less than 1.00 to 1.00.

At September 30, 2018, we were in compliance with all of our debt covenants. Given, in part, the current environment for commodity prices and basis differentials, we updated our internal projections to take such updates into account, and, as a result of these updated projections, we now expect that we may not be in compliance with our ratio of consolidated first lien debt to EBITDA covenant as defined within the Second Amendment to the Successor Credit Facility in certain future periods, beginning with the December 2018 reporting period. In light of these updates, we have taken a number of steps to mitigate a potential default, including (i) discussions with certain banks in our Successor Credit Facility to amend our ratio of consolidated first lien debt to EBITDA covenant, (ii) continue to pursue efforts to divest certain oil and natural gas properties to use proceeds to reduce first lien leverage and (iii) investigating refinancing alternatives. To the extent we breach the consolidated first lien debt to EBITDA covenant as defined within the Second Amendment to the Successor Credit Facility, we would be in default and the lenders would be able to accelerate the maturity of that indebtedness (which could result in an acceleration of our Senior Notes due 2024) and exercise other rights and remedies, all of which could adversely affect our operations and our ability to satisfy our obligations as they come due. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. While no assurances can be made that we will be able to consummate such mitigation plans, we believe the combination of the long-term global outlook for commodity prices and our mitigation efforts will be viewed positively by our lenders.

The calculation of EBITDA, as defined under the Second Amendment, among other things, include addbacks in respect of certain exploration expenses, as well as third party fees, costs and expenses in connection with the Plan of Reorganization, also defined in the Second Amendment, together with related severance costs, subject to certain limitations.

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

Interest is payable on the Senior Notes due 2024 on February 15 and August 15 of each year, which began on February 15, 2018. The Senior Notes due 2024 will mature on February 15, 2024.

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

Letters of Credit

At September 30, 2018, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit was provided under our Successor Credit Facility.

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

The following tables summarize oil, natural gas, and NGLs commodity derivative contracts in place at September 30, 2018:

Fixed-Price Swaps (NYMEX)

	Gas		Oil		NGLs
Contract Period	MMBtu	Weighted Average Fixed Price	Bbls	Weighted Average WTI Price	Gallons	Weighted Average Fixed Price
October 1, 2018 - December 31, 2018	16,928,000	$2.89	654,700	$46.60	14,296,800	$0.60
January 1, 2019 - December 31, 2019	52,539,000	$2.79	1,858,200	$48.50	32,616,842	$0.88
January 1, 2020 - December 31, 2020	47,227,500	$2.75	1,393,800	$49.53	—	$—

Basis Swaps

	Gas
Contract Period	MMBtu	Weighted Avg. Basis Differential ($/MMBtu)	Pricing Index
October 1, 2018 - December 31, 2018	6,915,000	$(0.57)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
January 1, 2019 - December 31, 2019	5,400,000	$(0.53)	Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential

	Oil
Contract Period	Bbls	Weighted Avg. Basis Differential ($/Bbl)	Pricing Index
January 1, 2019 - December 31, 2019	456,250	$(5.78)	WTI Midland and WTI Cushing Basis Differential

Collars

	Gas			Oil
Contract Period	MMBtu	Floor Price ($/MMBtu)	Ceiling Price ($/MMBtu)	Bbls	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
January 1, 2019 - December 31, 2019	4,125,000	$2.60	$3.00	575,730	$43.81	$54.04
January 1, 2020 - December 31, 2020	5,490,000	$2.60	$3.00	659,340	$44.17	$55.00
January 1, 2021 - December 31, 2021	1,825,000	$2.60	$3.07	112,036	$47.50	$56.05

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

	Successor
	September 30, 2018
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$11,178	$(9,395)	$1,783
Total derivative instruments	$11,178	$(9,395)	$1,783

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$(120,362)	$9,395	$(110,967)
Total derivative instruments	$(120,362)	$9,395	$(110,967)

	Successor
	December 31, 2017
Offsetting Derivative Assets:	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$15,264	$(13,006)	$2,258
Total derivative instruments	$15,264	$(13,006)	$2,258

Offsetting Derivative Liabilities:	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Commodity price derivative contracts	$(79,701)	$13,006	$(66,695)
Total derivative instruments	$(79,701)	$13,006	$(66,695)

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. All of our counterparties were participants in our Successor Credit Facility (see Note 6, “Debt” for further discussion), which is secured by our oil and natural gas properties; therefore, we were not required to post any collateral. The maximum amount of loss due to credit risk that we would incur if our counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $11.2 million at September 30, 2018. We minimize the credit risk related to derivative instruments by: (i) entering into derivative instruments with counterparties that are also lenders in our Successor Credit Facility, and (ii) monitoring the creditworthiness of our counterparties on an ongoing basis.

Changes in fair value of our commodity derivatives for the periods indicated are as follows (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Five Months Ended December 31, 2017	Seven Months Ended July 31, 2017
Derivative liability at beginning of period, net	$(64,437)	$(24,894)	$(125)
Purchases
Net losses on commodity and interest rate derivative contracts	(94,804)	(55,857)	(24,857)
Settlements
Cash settlements paid (received) on matured commodity derivative contracts	50,057	12,174	(7)
Cash settlements paid on matured interest rate derivative contracts	—	—	95
Termination of derivative contracts	—	4,140	—
Derivative liability at end of period, net	$(109,184)	$(64,437)	$(24,894)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financing arrangements. The carrying amounts of our bank borrowings outstanding, including the term loans, represent their approximate fair value because our current borrowing rates are variable and do not materially differ from market rates for similar bank borrowings. We consider this fair value estimate as a Level 2 input. As of September 30, 2018, the carrying value of our Senior Notes due 2024 approximates its fair value. We consider the inputs to the valuation of our Senior Notes due 2024 to be Level 2.

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

Financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Successor
	September 30, 2018
	Fair Value Measurements	Assets/Liabilities
	Using Level 2	at Fair Value
Assets:
Commodity price derivative contracts	$1,783	$1,783
Total derivative instruments	$1,783	$1,783
Liabilities:
Commodity price derivative contracts	$(110,967)	$(110,967)
Total derivative instruments	$(110,967)	$(110,967)

	Successor
	December 31, 2017
	Fair Value Measurements	Assets/Liabilities
	Using Level 2	at Fair Value
Assets:
Commodity price derivative contracts	$2,258	$2,258
Total derivative instruments	$2,258	$2,258
Liabilities:
Commodity price derivative contracts	$(66,695)	$(66,695)
Total derivative instruments	$(66,695)	$(66,695)

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

Our nonfinancial assets and liabilities that are initially measured at fair value are comprised primarily of assets acquired in business combinations and asset retirement costs and obligations.  These assets and liabilities are recorded at fair value when acquired/incurred but not re-measured at fair value in subsequent periods. We classify such initial measurements as Level 3 since certain significant unobservable inputs are utilized in their determination. A reconciliation of the beginning and ending balance of our asset retirement obligations is presented in Note 9, “Asset Retirement Obligations,” in accordance with ASC Topic 410-20 “Asset Retirement Obligations.” The fair value of additions to the asset retirement obligation liability is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Inputs to the valuation include: (i) estimated plug and abandonment cost per well based on our experience; (ii) estimated remaining life per well based on average reserve life per field; (iii) our credit-adjusted risk-free interest rate; and (iv) the average inflation factor. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

The Company periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the nine months ended September 30, 2018 (Successor), we incurred impairment charges of $24.1 million as oil and natural gas properties with a net cost basis of $102.6 million were written down to their fair value of $78.5 million. The write downs primarily relate to downward revisions of unproved property leasehold acreage and working interest in certain of our undeveloped leasehold and a reduction in the value of certain of our operating districts due to a decline in forward natural gas prices. In order to determine whether the carrying value of an asset is recoverable, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect the Company’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

9.  Asset Retirement Obligations

Upon the Company's emergence from bankruptcy on August 1, 2017, as discussed in Note 3, the Company applied fresh-start accounting. This included adjusting the Asset Retirement Obligations based on the estimated fair values at the Convenience Date.

The following provides a roll-forward of our asset retirement obligations (in thousands):

Asset retirement obligation as of January 1, 2017 (Predecessor)	$272,436
Liabilities added during the current period	555
Accretion expense	6,795
Retirements	(1,161)
Liabilities related to assets divested	(10,107)
Change in estimate	(29)
Asset retirement obligation at July 31, 2017 (Predecessor)	268,489
Fresh-start adjustment (1)	(123,320)
Asset retirement obligation at July 31, 2017 (Successor)	145,169
Liabilities added during the current period	10,540
Accretion expense	3,975
Liabilities related to assets divested	(5,066)
Retirements	(812)
Change in estimate	3,618
Asset retirement obligation at December 31, 2017 (Successor)	157,424
Liabilities added during the current period	475
Accretion expense	7,087
Liabilities related to assets divested	(14,880)
Liabilities related to assets held for sale	(1,649)
Retirements	(1,673)
Change in estimate	(2,271)
Asset retirement obligation at September 30, 2018 (Successor)	144,513
Less: current obligations	(4,888)
Long-term asset retirement obligation at September 30, 2018 (Successor)	$139,625

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

Inputs to the valuation of additions to the asset retirement obligation liability and certain changes in the estimated fair value of the liability include: (i) estimated plug and abandonment cost per well based on our experience; (ii) estimated remaining life per well based on average reserve life per field; (iii) our credit-adjusted risk-free interest rate and (iv) the average inflation factor. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are sensitive and subject to change. During the five month period ended December 31, 2017 (Successor), we used credit-adjusted risk-free interest rate ranging between 6.2% and 6.4%; and the average inflation factor of 1.8%. During the nine months ended September 30, 2018, our credit-adjusted risk-free interest rate was 6.8% and the average inflation factor was 1.7%.

10. Commitments and Contingencies

Transportation Demand Charges

As of September 30, 2018, we have contracts that provide firm transportation capacity on pipeline systems. The remaining term on these contracts is approximately two years and require us to pay transportation demand charges regardless of the amount of pipeline capacity we utilize.

The values in the table below represent gross future minimum transportation demand charges we are obligated to pay as of September 30, 2018. However, our financial statements will reflect our proportionate share of the charges based on our working interest and net revenue interest, which will vary from property to property.

September 30, 2018
(in thousands)
October 1, 2018 - December 31, 2018	$205
2019	821
2020	410
Total	$1,436

Lease Commitments

Rent expense for our office leases was $1.7 million for the nine months ended September 30, 2018 (Successor) and $0.2 million and $1.1 million for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The rent expense relates to the lease of our office space in Houston, Texas as well as office leases in our other operating areas. As of September 30, 2018, the minimum contractual obligations were approximately $9.6 million in the aggregate.

September 30, 2018
(in thousands)
October 1, 2018 - December 31, 2018	$334
2019	1,211
2020	1,149
2021	1,170
2022	1,205
Thereafter	4,503
Total	$9,572

Development Commitments

We have commitments to third-party operators under joint operating agreements relating to the drilling and completion of oil and natural gas wells. As of September 30, 2018, total estimated costs to be spent in 2018 and 2019 are approximately $12.9 million and $26.6 million, respectively.

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

11.  Stockholders’ Equity

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

The diluted earnings per share calculation for each of the three and nine months ended September 30, 2018 excluded approximately 1.3 million warrants and 269,760 RSUs that were antidilutive as we were in a loss position. The diluted earnings per share calculation excludes approximately 1.3 million warrants that were antidilutive for the two months ended September 30, 2017. For the one month and seven months ended July 31, 2017, 13.5 million phantom units were excluded from the calculation of diluted earnings per unit as they were antidilutive

12. Share-Based Compensation

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

Management Incentive Plan

As discussed in Note 11, “Stockholders’ Equity,” on August 22, 2017, the Company’s Board approved the MIP, which will assist the Company in attracting, motivating and retaining key personnel and will align the interests of participants with those of stockholders.

MIP Restricted Stock Units

The MIP allows for the issuance of restricted stock unit awards that generally may not be sold or otherwise transferred until certain restrictions have lapsed. The compensation cost related to these awards is based on the grant date fair value and is expensed over the requisite service period.

In January 2018, the Company granted 78,190 time-based restricted stock unit (“RSU”) awards to executives and certain management-level employees with a grant-date fair value of $19.50 per unit and a vesting period of three years. In September 2018, the Company granted an additional 126,660 time-based RSU awards to executives and certain management-level employees with a grant-date fair value of $21.01 per unit and a vesting period of three years. The additional grants were issued as replacement awards as a result of the cancellation of certain total shareholder return (“TSR”) performance restricted stock unit awards, as further discussed below.

In March 2018, a director was granted 5,893 time-based restricted stock unit awards with a grant-date fair value of $11.99 per unit of which 1,474 units vested immediately and the remaining 4,419 units will vest over a period of three years. In September 2018, the Company granted an additional 36,513 time-based RSU awards to its directors with a grant-date fair value of $5.45 per unit which will vest over a period of three years.

The following table summarizes our time-based RSUs as of September 30, 2018:

	Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	7,500	$19.50
Granted	247,256	$18.02
Forfeited	(4,146)	$19.93
Vested	(2,651)	$15.55
Non-vested at September 30, 2018	247,959	$18.06

We expense time-based RSUs on a straight-line basis over the requisite service period. As of September 30, 2018, the total remaining unearned compensation related to non-vested time-based RSUs was $3.9 million, which will be amortized over the weighted-average remaining service period of 2.2 years.

In January 2018, the Company granted 191,390 shares total shareholder return (“TSR”) performance restricted stock unit awards to executives and certain management-level employees. As discussed above, in September 2018, the Company canceled all unvested TSR performance restricted stock units. Immediately after the cancellation, the Company issued replacement awards consisting of 126,660 time-based RSUs and 63,330 TSR performance RSUs, assuming target performance.

The TSR performance RSUs would vest assuming achievement of the goals at target level. Awards of TSR performance RSUs will be earned based on a predefined performance criteria determined by comparing our total shareholder return during a three-year period to the respective total shareholder returns of companies in a performance peer group. Based upon our ranking in the performance peer group, a recipient of TSR performance RSUs may earn a total award ranging from 0% to 200% of the initial grant. The TSR modifier is considered a market condition. The awards are also subject to certain other performance conditions which were considered in calculating the grant date fair value.

We estimated the fair value of TSR Performance RSUs at the modification date using a Monte Carlo simulation. Assumptions used in the Monte Carlo simulation were as follows:

TSR Performance RSU Replacement Awards
Modification Date	September 11, 2018
Remaining Performance period	2.31 years
VNR Closing Price	$5.40
VNR Beginning TSR Price	$19.00
Compounded Risk-Free Interest Rate (2.31-yr)	2.75%
VNR Historical Volatility (2.31-yr)	71.69%
Fair value of unit	$19.76

We recognize compensation expense on a straight-line basis over the requisite service period. As of September 30, 2018, total remaining unearned compensation related to TSR performance RSUs was $1.2 million, which will be amortized over the weighted-average remaining service period of 2.3 years.

Share-based compensation for the predecessor and successor periods are not comparable. Our condensed consolidated statements of operations reflect non-cash compensation related to our MIP of $0.6 million and $1.7 million for the three and nine months ended September 30, 2018 (Successor), respectively, and non-cash compensation related to the Predecessor Incentive Plan of $0.7 million and $5.8 million for the one and seven months ended July 31, 2017 (Predecessor), respectively. There was no non-cash compensation expense during the two months ended September 30, 2017 (Predecessor).

13.  Income Taxes

For the nine months ended September 30, 2018, we recorded no income tax expense or benefit. The difference between our effective tax rate and the federal statutory income tax rate of 21% is primarily due to the effect of changes in the Company’s valuation allowance. During the nine months ended September 30, 2018, the Company has continued to record a full valuation allowance against its deferred tax position. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets will be realized.

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

14.  Subsequent Events

Asset Sale

On October 15, 2018, we completed the Arkansas Divestment for a total consideration of $10.8 million, subject to customary post-closing adjustments. Subsequent to the completion of the Arkansas Divestment, the borrowing base under our Successor Credit Facility was reduced to $689.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2018 (Successor) and for the period from August 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through July 31, 2017 (Predecessor), and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the condensed consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our 2017 Annual Report. As described below, however, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting.

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

Overview

We are an exploration and production company engaged in the production and development of oil and natural gas properties in the United States. The Company is currently focused on adding value by efficiently operating our producing assets and, in certain areas, applying modern drilling and completion technologies in order to fully assess and realize potential development upside. Our primary business objective is to increase shareholder value by growing reserves, production and cash flow in a capital efficient manner. Through our operating subsidiaries, as of September 30, 2018, we own properties and oil and natural gas reserves primarily located in nine operating basins:

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

As of September 30, 2018, based on internal reserve estimates, our total estimated proved reserves were 1,724.2 Bcfe, including 35 Bcfe related to assets held for sale, of which approximately 72% were natural gas reserves, 15% were oil reserves and 13% were NGLs reserves. Of these total estimated proved reserves, approximately 64%, or 1,109.3 Bcfe, were classified as proved developed. Also, at September 30, 2018, we owned working interests in 10,888 gross (3,696 net) productive wells. Our operated wells accounted for approximately 43% of our total estimated proved reserves at September 30, 2018. Our average net daily production for the nine months ended September 30, 2018 (Successor), the five months ended December 31, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor) was 353 MMcfe/day, 364 MMcfe/day and 381 MMcfe/day, respectively.

As of September 30, 2018, the present value of estimated future net revenues to be generated from the production of proved reserves (“PV-10”) determined in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) (using the 12-month unweighted average of first-day-of-the-month price, the “12-month average price”) was approximately $1.3 billion. The PV-10 calculated in accordance with the terms of the second lien notes indenture, (using modified ACNTA pricing based on the five-year forward strip price quoted on the NYMEX, and adjusted to give effect to our commodity derivative contracts in place as of September 30, 2018) was approximately $1.0 billion. The foregoing reflect the Company’s unaudited estimates based on internal records and other data currently available to the Company, have been compiled by the Company in good faith, and are subject to revision. Accordingly, investors should not place undue reliance on such estimates.

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

Asset Divestitures

During 2018, we completed the sale of certain oil and natural gas properties in the Permian Basin, the Green River Basin and in Mississippi. We also sold our working interests in related oil and natural gas producing properties located in multiple counties in Texas, Louisiana and Colorado. Additionally, we completed the Potato Hills Divestment during the third quarter of 2018. Net cash proceeds received from the sale of all of these properties were approximately $92.2 million, subject to customary post-closing adjustments. Additionally, we incurred costs to sell of approximately $2.4 million. The net cash proceeds from these divestments were used to reduce borrowings under our Successor Credit Facility.

On October 15, 2018, we closed the sale of our Arkoma Basin properties in Arkansas, which comprise all of our interests located within the state (the “Arkansas Divestment”). Net cash proceeds received from the sale of these properties were approximately $10.8 million, subject to customary post-closing adjustments.

Additionally, we are in the process of publicly marketing our Greater East Haynesville divestment package which includes certain oil and natural gas properties in East Texas and North Louisiana. The properties include operated and non-operated working interests, with current production of approximately 2,500 Boe per day, and associated development rights.

We continue to progress other asset sale processes and are actively preparing additional assets for potential divestment. The sales of these properties are anticipated to further reduce debt under our Successor Credit Facility and sharpen the focus of the portfolio.

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

Capital Development

Total capital expenditures were approximately $104.6 million during the nine months ended September 30, 2018. We currently anticipate a total capital expenditures budget ranging from $120.0 million to $125.0 million for the full year of 2018, down from our August 2018 guidance. This capital decrease is primarily due to a decrease in drilling activity in Vanguard’s lease hold in Pinedale and timing changes across other areas in the portfolio.

In the Green River Basin, we are on track to spend between $7.0 million and $8.0 million in the Pinedale Field in Wyoming for the remainder of 2018, where we participate in the drilling of vertical natural gas wells with partners Ultra Petroleum Corporation and Pinedale Energy Partners. In the Arkoma Basin we expect to spend approximately $7.0 million of our remaining 2018 capital budget where we will be participating as a non-operated partner with Newfield Exploration Company in a one rig program, drilling and completing horizontal Woodford wells. The balance of our remaining drilling and completion capital will be spent on production uplift projects in the Permian and Big Horn Basins.

During the nine months ended September 30, 2018, we drilled and completed 21 gross (20.5 net) operated wells. In addition, we participated in the drilling of 151 gross (18.1 net) non-operated wells and in the completion of 120 gross (15.6 net) non-operated wells.

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

Three Months Ended September 30, 2018, Two Months Ended September 30, 2017 and One Month Ended July 31, 2017

The table included below sets forth financial and operating data for the periods indicated (in thousands). The two months ended September 30, 2017 (Successor) and the one month ended July 31, 2017 (Predecessor) are distinct reporting periods as a result of our application of fresh-start accounting at the Convenience Date and may not be comparable to prior periods.

	Successor(a)		Predecessor(a)
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Oil sales	$42,909	$27,303	$11,820
Natural gas sales	46,448	39,032	4,412
NGLs sales	27,073	13,465	4,792
Oil, natural gas and NGLs sales	116,430	79,800	21,024
Net losses on commodity derivative contracts	(30,887)	(32,352)	(12,019)
Total revenues and losses on commodity derivative contracts	$85,543	$47,448	$9,005
Costs and expenses:
Production:
Lease operating expenses	35,424	26,447	11,787
Transportation, gathering, processing, and compression	9,551	8,044	—
Production and other taxes	9,748	5,737	1,983
Depreciation, depletion, amortization, and accretion	35,568	27,578	7,328
Impairment of oil and natural gas properties	1,965	—	—
Exploration expense	219	105	—
Selling, general and administrative expenses	10,152	7,194	8,027
Non-cash compensation	581	—	711
Total costs and expenses	$103,208	$75,105	$29,836
Other income (expense):
Interest expense	(16,060)	(9,615)	(5,003)
Net gains on divestitures of oil and natural gas properties	1,747	—	—
Other	614	36	472
Reorganization items	(732)	—	988,452

(a)
During the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the one month ended July 31, 2017 (Predecessor), we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Revenues

Oil, natural gas and NGLs sales were $116.4 million, $79.8 million, and $21.0 million for the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the one month ended July 31, 2017 (Predecessor), respectively. The key oil, natural gas and NGLs revenue measurements were as follows:

	Successor(a)		Predecessor(a)
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$58.14	$43.70	$40.32
Natural Gas (Price/Mcf) (b)	$2.18	$2.51	$0.53
NGLs (Price/Bbl) (b)	$35.19	$25.82	$17.09
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$37.25	$40.45	$40.32
Natural Gas (Price/Mcf)	$2.13	$2.63	$0.53
NGLs (Price/Bbl)	$26.71	$21.90	$17.09
Average NYMEX prices:
Oil (Price/Bbl)	$69.48	$48.94	$46.68
Natural Gas (Price/Mcf)	$2.90	$2.97	$3.07
Total production volumes:
Oil (MBbls)	738	625	293
Natural Gas (MMcf)	21,319	15,537	8,353
NGLs (MBbls)	769	521	280
Combined (MMcfe)	30,363	22,414	11,794
Average daily production volumes:
Oil (Bbls/day)	8,022	10,242	9,456
Natural Gas (Mcf/day)	231,729	254,702	269,450
NGLs (Bbls/day)	8,361	8,548	9,043
Combined (Mcfe/day)	330,028	362,402	380,447

(a)
During the three months ended September 30, 2018 (Successor), two months ended September 30, 2017 (Successor) and the one month ended July 31, 2017 (Predecessor), we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(b)
In accordance with the adoption of ASC Topic 606, the average realized natural gas and NGLs prices for the three months ended September 30, 2018 exclude gathering, transportation, and processing fees of $9.6 million related to certain of our natural gas and NGLs marketing and processing agreements that were reclassified and presented as Transportation, gathering, processing, and compression expense in our condensed consolidated statements of operations. As such, our average realized prices are not comparable with the prior period. If our natural gas and NGLs revenues are shown net of these fees, the average realized natural gas price excluding hedges would be $1.87 per Mcf and the average NGLs price excluding hedges would be $31.21 per Bbl for the three months ended September 30, 2018.

(c)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The overall increase in oil and NGLs sales during the three months ended September 30, 2018 (Successor) compared to the same period in 2017, was primarily due to the increase in the average realized oil price, excluding hedges. The increase in realized oil price is primarily due to a higher average NYMEX crude oil price, which increased 44% as compared to the same period in 2017. Our realized oil prices were also impacted by regional basis differentials. Industry activity is heavily focused in the Permian Basin, and as a result, Midland Cushing crude oil differentials have widened during 2018. Average daily production decreased to approximately 330 MMcfe/day for the three months ended September 30, 2018 (Successor) from approximately 362 MMcfe/day for the two months ended September 30, 2017 (Successor), and 380 MMcfe/day the one month ended July 31, 2017 (Predecessor). As discussed above, the adoption of ASC Topic 606 also increased natural gas and NGLs revenue by $9.6 million during the Successor period due to the reclassification of gathering, transportation, and processing fees.

Refer to Note 4 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further details.

On a Mcfe basis, crude oil, natural gas and NGLs accounted for 15%, 70% and 15%, respectively, of our production during the three months ended September 30, 2018 (Successor) compared to 16%, 70% and 14%, respectively, of our production during the same period in 2017 (Predecessor).

Hedging and Price Risk Management Activities

We recognized a net loss on commodity derivative contracts of $30.9 million, $32.4 million, and $12.0 million for the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the one month ended July 31, 2017 (Predecessor), respectively. Our hedging program historically helped mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our condensed consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the condensed consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses were $35.4 million for the three months ended September 30, 2018 (Successor), $26.4 million for the two months ended September 30, 2017 (Successor), and $11.8 million the one month ended July 31, 2017 (Predecessor). Lease operating expenses remained consistent period over period despite the divestitures completed during 2017 and 2018 mainly due to increased well workovers performed in the Gulf Coast and Permian Basins during the three months ended September 30, 2018.

Transportation, gathering, processing and compression fees represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. These expenses were $9.6 million for the three months ended September 30, 2018 (Successor) and $8.0 million for the two months ended September 30, 2017 (Successor), due to the adoption of ASC Topic 606 in conjunction with fresh-start accounting. Prior to August 1, 2017, these costs were included in the net proceeds received from processing; however, natural gas and NGLs revenues and related marketing and processing costs are recognized on a gross basis effective August 1, 2017. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further details.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. As a percentage of wellhead revenues, production and other taxes was 8.4%, 7.2% and 9.4% for the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the one month ended July 31, 2017 (Predecessor), respectively. The percentage was lower during the successor period primarily due to higher natural gas and NGLs revenues as they were presented gross of gathering, transportation, and processing fees of $9.6 million related to certain of our natural gas and NGLs marketing and processing agreements with the adoption of ASC Topic 606. Natural gas and NGLs revenues prior to August 1, 2017 were presented net of these fees. We record and remit production taxes based on net proceeds received from processing related to these contracts. When using net proceeds in the calculation, the effective tax rate for the current period is 9.1%.

Depreciation, depletion, amortization, and accretion expense was $35.6 million, $27.6 million and $7.3 million for the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the one month ended July 31, 2017 (Predecessor), respectively. The increase in depreciation, depletion, amortization, and accretion expense is due to a higher amortization base as a result of the application of fresh-start accounting which led to a corresponding increase in the depletion rate per equivalent unit of production for the Successor period.

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

An impairment of oil and natural gas properties of $2.0 million was recognized during the three months ended September 30, 2018 (Successor). The impairment charge is related to the Arkansas Divestment properties classified as assets held for sale at September 30, 2018. The net book value exceeded the net proceeds.

Selling, general and administrative expenses (excluding non-cash compensation) include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. During the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the one month ended July 31, 2017 (Predecessor), selling, general and administrative expenses were $10.2 million, $7.2 million, and $8.0 million, respectively. Selling, general and administrative expenses in 2017 were impacted by costs incurred in connection with the Chapter 11 Cases, which are primarily included in “Reorganization Items” on our Condensed Consolidated Statement of Operations.

In addition, we incurred non-cash compensation expense of $0.6 million for the three months ended September 30, 2018 (Successor) and $0.7 million the one month ended July 31, 2017 (Predecessor), respectively.

Other Income and Expense

Interest expense was $16.1 million, $9.6 million and $5.0 million during the three months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the one month ended July 31, 2017 (Predecessor), respectively. Interest expense was lower during the Predecessor period primarily due to the discontinuance of interest on the Predecessor Company’s senior notes that were canceled as part of its Chapter 11 Cases.

During the three months ended September 30, 2018 (Successor), the Company recorded a net gain of approximately $1.7 million on the sale of oil and natural gas properties.

Reorganization Items

We incurred reorganization costs of $0.7 million for the three months ended September 30, 2018 (Successor). Reorganization items include expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items represent professional fees for post-petition expenses. Reorganization costs incurred subsequent to the Emergence Date of $0.9 million are recorded in the selling, general and administrative expenses line item in the Company’s unaudited consolidated statements of operations for the two months ended September 30, 2017 (Successor). We also incurred a reorganization gain of $988.5 million for the one month ended July 31, 2017 (Predecessor) as a result of the gain on the discharge of debt and fresh-start adjustments upon emergence from Chapter 11 bankruptcy. See Note 3, “Fresh-Start Accounting” to the consolidated financial statements for further details.

Nine Months Ended September 30, 2018, Two Months Ended September 30, 2017 and Seven Months Ended July 31, 2017

The table included below sets forth financial and operating data for the periods indicated (in thousands). The two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor) are distinct reporting periods as a result of our application of fresh-start accounting at the Convenience Date and may not be comparable to prior periods.

	Successor (a)		Predecessor (a)
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Oil sales	$135,523	$27,303	$97,496
Natural gas sales	144,338	39,032	113,587
NGLs sales	71,557	13,465	35,565
Oil, natural gas and NGLs sales	351,418	79,800	246,648
Net losses on commodity derivative contracts	(94,804)	(32,352)	(24,887)
Total revenues and losses on commodity derivative contracts	$256,614	$47,448	$221,761
Costs and expenses:
Production:
Lease operating expenses	103,182	26,447	87,092
Transportation, gathering, processing and compression	30,821	8,044	—
Production and other taxes	27,500	5,737	21,186
Depreciation, depletion, amortization, and accretion	114,318	27,578	58,384
Impairment of oil and natural gas properties	24,118	—	—
Exploration expense	1,965	105	—
Selling, general and administrative expenses	32,922	7,194	28,099
Non-cash compensation	1,655	—	711
Total costs and expenses	$336,481	$75,105	$195,472
Other income (expense):
Interest expense	$(46,683)	$(9,615)	$(35,276)
Net gains on interest rate derivative contracts	—	—	30
Net gains on divestitures of oil and natural gas properties	6,647	—	—
Other	588	36	783
Reorganization items	(3,049)	—	908,485

(a)
During the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

Revenues

Oil, natural gas and NGLs sales were $351.4 million, $79.8 million, and $246.6 million for the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor), and the seven months ended July 31, 2017 (Predecessor), respectively. The key oil, natural gas and NGLs revenue measurements were as follows:

	Successor(a)		Predecessor(a)
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Average realized prices, excluding hedges:
Oil (Price/Bbl)	$57.52	$43.70	$43.33
Natural Gas (Price/Mcf)(b)	$2.11	$2.51	$2.05
NGLs (Price/Bbl)(b)	$30.48	$25.82	$17.87
Average realized prices, including hedges(c):
Oil (Price/Bbl)	$39.94	$40.45	$43.34
Natural Gas (Price/Mcf)	$2.22	$2.63	$2.05
NGLs (Price/Bbl)	$23.86	$21.90	$17.87
Average NYMEX prices:
Oil (Price/Bbl)	$66.62	$48.94	$49.72
Natural Gas (Price/Mcf)	$2.89	$2.97	$3.22
Total production volumes:
Oil (MBbls)	2,356	625	2,250
Natural Gas (MMcf)	68,263	15,537	55,375
NGLs (MBbls)	2,348	521	1,990
Combined (MMcfe)	96,485	22,414	80,814
Average daily production volumes:
Oil (Bbls/day)	8,630	10,242	10,613
Natural Gas (Mcf/day)	250,048	254,702	261,201
NGLs (Bbls/day)	8,600	8,548	9,387
Combined (Mcfe/day)	353,424	362,402	381,198

(a)
During the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), we divested certain oil and natural gas properties and related assets. As such, there are no operating results from these properties included in our operating results from the closing date of the divestitures forward.

(b)
In accordance with the adoption of ASC Topic 606, the average realized natural gas and NGLs prices for the nine months ended September 30, 2018 exclude gathering, transportation, and processing fees of $30.8 million related to certain of our natural gas and NGLs marketing and processing agreements that were reclassified and presented as Transportation, gathering, processing, and compression expense in our condensed consolidated statements of operations. As such, our average realized prices are not comparable with the prior period. If our natural gas and NGLs revenues are shown net of these fees, the average realized natural gas price excluding hedges would be $1.79 per Mcf and the average NGLs price excluding hedges would be $26.92 per Bbl for the nine months ended September 30, 2018.

(c)
Excludes the premiums paid, whether at inception or deferred, for derivative contracts that settled during the period and the fair value of derivative contracts acquired as part of prior period business combinations that apply to contracts settled during the period.

The overall increase in oil and NGLs sales during the nine months ended September 30, 2018 (Successor) compared to the same period in 2017 was primarily due in part to the increase in the average realized oil prices, excluding hedges. The increase in average realized oil price is primarily due to a higher average NYMEX crude oil price, which increased 35% as compared to the same period in 2017. Our realized oil prices were also impacted by regional basis differentials. Industry activity is heavily focused in the Permian Basin, and as a result Midland Cushing crude oil differentials have widened during 2018. As discussed above, the adoption of ASC Topic 606 also increased natural gas and NGLs revenue by $30.8 million during the nine months ended September 30, 2018 (Successor) due to the reclassification of gathering, transportation, and processing fees. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item I of this Quarterly Report for further details.

The increase in sales due to higher average realized oil price and the change in presentation was partially offset by a decrease in average realized natural gas price, primarily due to a lower average NYMEX natural gas price, which decreased 9%, as compared to the same period in 2017. This decrease in realized pricing is attributable not only to a decrease in NYMEX pricing but also the widening in regional basis differentials during 2018, specifically Rockies gas basis, which is approximately 70% of our total natural gas production. The increase in sales due to higher average realized oil price and the change in presentation was also partially offset by an overall decrease in average daily production which decreased to approximately 353 MMcfe/day for the nine months ended September 30, 2018 (Successor) from approximately 362 MMcfe/day and 381 MMcfe/day for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The decrease in average daily production was primarily due to divestitures completed during 2017 and 2018.

On a Mcfe basis, crude oil production accounted for 15%, 17% and 17% of our production during the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. Natural gas accounted for 71%, during the nine months ended September 30, 2018 (Successor) compared to 69% and 68% for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. On a Mcfe basis, NGLs production accounted for 14%, 14%, and 15% of our production during the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively.

Hedging and Price Risk Management Activities

We recognized a net loss on commodity derivative contracts of $94.8 million, $32.4 million and $24.9 million, during the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. Our hedging program is intended to mitigate the volatility in our operating cash flow. Depending on the type of derivative contract used, hedging generally achieves this by the counterparty paying us when commodity prices are below the hedged price and we pay the counterparty when commodity prices are above the hedged price. In either case, the impact on our operating cash flow is approximately the same. However, because our hedges are currently not designated as cash flow hedges, there can be a significant amount of volatility in our earnings when we record the change in the fair value of all of our derivative contracts. As commodity prices fluctuate, the fair value of those contracts will fluctuate and the impact is reflected in our condensed consolidated statement of operations in the net gains or losses on commodity derivative contracts line item. However, these fair value changes that are reflected in the condensed consolidated statement of operations reflect the value of the derivative contracts to be settled in the future and do not take into consideration the value of the underlying commodity. If the fair value of the derivative contract goes down, it means that the value of the commodity being hedged has gone up, and the net impact to our cash flow when the contract settles and the commodity is sold in the market will be approximately the same. Conversely, if the fair value of the derivative contract goes up, it means the value of the commodity being hedged has gone down and again the net impact to our operating cash flow when the contract settles and the commodity is sold in the market will be approximately the same for the quantities hedged.

Costs and Expenses

Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and other customary charges. Lease operating expenses were $103.2 million, $26.4 million and $87.1 million, for the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The decrease in lease operating expenses is primarily due to lower production volumes as a result of decreased operational activity and divestitures completed in 2017 and 2018.

Transportation, gathering, processing and compression fees represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. These expenses were $30.8 million for the nine months ended September 30, 2018 (Successor) and $8.0 million for the two months ended September 30, 2017 (Successor) due to the adoption of ASC Topic 606 in conjunction with fresh-start accounting. Prior to August 1, 2017, these costs were included in the net proceeds received from processing; however, natural gas and NGLs revenues and related marketing and processing costs are recognized on a gross basis effective August 1, 2017. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further details.

Production and other taxes include severance, ad valorem and other taxes. Severance taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by state or county and are based on the value of our reserves. As a percentage of wellhead revenues, production and other taxes was 7.8%, 7.2% and 8.6% for the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The percentage was lower during the Successor period primarily due to higher natural gas and NGLs revenues as they were presented gross of gathering, transportation, and processing fees of $30.8 million related to certain of our natural gas and NGLs marketing and processing agreements with the adoption of ASC Topic 606. Natural gas and NGLs revenues prior to August 1, 2017 were presented net of these fees. We record and remit production taxes based on net proceeds received from processing related to these contracts. When using net proceeds in the calculation, the effective tax rate for the current period is 8.6%

Depreciation, depletion, amortization, and accretion expense was $114.3 million, $27.6 million and $58.4 million for the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The increase in depreciation, depletion, amortization, and accretion expense is due to a higher amortization base as a result of the application of fresh-start accounting which led to a corresponding increase in the depletion rate per equivalent unit of production for the Successor period.

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

An impairment of oil and natural gas properties of $24.1 million was recognized during the nine months ended September 30, 2018 (Successor). The impairment charge relates primarily to downward revisions in our unproved property leasehold acreage and working interest in certain of our undeveloped leasehold and the reduction in value of certain of our operating districts due to a decline in forward natural gas prices.

Selling, general and administrative expenses (excluding non-cash compensation) include the costs of our employees, related benefits, office leases, professional fees and other costs not directly associated with field operations. During the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively, selling, general and administrative expenses were $32.9 million, $7.2 million, and $28.1 million, respectively. The decrease is primarily due to management severance payments made during the two months ended September 30, 2017 (Successor). Selling, general and administrative expenses in 2017 were impacted by costs incurred in connection with the Chapter 11 Cases, which are primarily included in “Reorganization Items” on our Condensed Consolidated Statement of Operations.

In addition, we incurred non-cash compensation expense of $1.7 million and $0.7 million for the nine months ended September 30, 2018 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The increase is primarily due to a higher grant date fair value of the restricted stock unit awards as compared to the grant date fair value of the awards that were granted under the Predecessor Incentive Plan.

Other Income and Expense

Interest expense was $46.7 million, $9.6 million, and $35.3 million during the nine months ended September 30, 2018 (Successor), the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively.

During the nine months ended September 30, 2018 (Successor), the Company recorded a net gain of approximately $6.6 million on the sale of oil and natural gas properties.

Reorganization Items

We incurred reorganization costs of $3.0 million for the nine months ended September 30, 2018 (Successor). Reorganization items include expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in reorganization items represent professional fees for post-petition expenses. Reorganization costs incurred subsequent to the Emergence Date of $0.9 million are recorded in the selling, general and administrative expenses line item in the Company’s unaudited consolidated statements of operations for the two months ended September 30, 2017 (Successor). We also incurred a reorganization gain of $908.5 million for the seven months ended July 31, 2017 (Predecessor) as a result of the gain on the discharge of debt and fresh-start adjustments upon emergence from Chapter 11 bankruptcy. See Note 3, “Fresh-Start Accounting” to the consolidated financial statements for further details.

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

As of September 30, 2018, our critical accounting policies discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report are consistent with those discussed in Note 1 of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of our 2017 Annual Report.

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

Liquidity and Capital Resources

Overview

Historically, we have obtained financing through proceeds from bank borrowings, cash flow from operations and from the public equity and debt markets to provide us with the capital resources and liquidity necessary to operate our business. We have also engaged in asset sales and used the resulting proceeds to reduce our indebtedness. To date, the primary use of capital has been for the development of oil and natural gas properties. Our future success in growing reserves, production and cash flow will be highly dependent on the capital resources available to us, our inventory of executable well locations and our success in drilling for additional reserves. We expect to fund our capital expenditures with cash flow from operations. For the remainder of 2018, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under the Successor Credit Facility and/or proceeds from the divestiture of assets. From time to time, we may explore or pursue opportunities to reorganize or refinance our capital structure

The borrowing base under the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”) is subject to adjustments from time to time but not less than on a semi-annual basis based on the projected discounted present value of estimated future net cash flows (as determined by the lenders’ petroleum engineers utilizing the lenders’ internal projection of future oil, natural gas and NGLs prices) from our proved oil, natural gas and NGLs reserves. The next borrowing base redetermination is scheduled for November of 2018. Should we experience a decline in oil and natural gas prices or basis differentials widen significantly in 2018, we may, among other things, be unable to maintain or increase our borrowing capacity, or be required to repay current or future indebtedness.

At September 30, 2018, we were in compliance with all of our debt covenants. Given, in part, the current environment for commodity prices and basis differentials, we updated our internal projections to take such updates into account, and, as a result of these updated projections, we now expect that we may not be in compliance with our ratio of consolidated first lien debt to EBITDA covenant as defined within the Second Amendment to the Successor Credit Facility in certain future periods, beginning with the December 2018 reporting period. In light of these updates, we have taken a number of steps to mitigate a potential default, including (i) discussions with certain banks in our Successor Credit Facility to amend our ratio of consolidated first lien debt to EBITDA covenant, (ii) continue to pursue efforts to divest certain oil and natural gas properties to use proceeds to reduce first lien leverage and (iii) investigating refinancing alternatives. To the extent we breach the consolidated first lien debt to EBITDA covenant as defined within the Second Amendment to the Successor Credit Facility, we would be in default and the lenders would be able to accelerate the maturity of that indebtedness (which could result in an acceleration of our Senior Notes due 2024) and exercise other rights and remedies, all of which could adversely affect our operations and our ability to satisfy our obligations as they come due. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. While no assurances can be made that we will be able to consummate such mitigation plans, we believe the combination of the long-term global outlook for commodity prices and our mitigation efforts will be viewed positively by our lenders.

Statements of Cash Flows

The following table summarizes our primary sources and uses of cash for the periods indicated (in thousands):

	Successor		Predecessor
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Net cash provided by operating activities	$62,992	$13,728	$52,288
Net cash provided by (used in) investing activities	$(19,779)	$(23,444)	$76,836
Net cash used in financing activities	$(44,814)	$(1,129)	$(151,471)

Cash Flow from Operations

Net cash provided by operating activities was approximately $63.0 million for the nine months ended September 30, 2018 (Successor) compared to $13.7 million and $52.3 million for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. Changes in working capital increased total cash flows by $5.0 million for the nine months ended September 30, 2018 (Successor), and decreased total cash flows by $7.1 million and $1.6 million for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. Contributing to the increase in working capital during the first nine months of 2018 was a decrease in accounts receivable related to the timing of receipts from production, offset by an increase in other current assets, a decrease in accounts payable, oil and natural gas revenue payable and accrued expenses and other current liabilities that resulted primarily from the timing effects of payments.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, natural gas and NGLs prices. Oil, natural gas and NGLs prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather, and other factors beyond our control. Future cash flow from operations will depend on our ability to maintain and increase production through our drilling program, as well as the prices received for production. We enter into derivative contracts to reduce the impact of commodity price volatility on operations. We primarily use fixed-price swaps, collars, basis swap contracts and other hedge option contracts to hedge oil and natural gas prices. See Note 7 of the Notes to the Condensed Consolidated Financial Statements, included under Part I, Item 1 of this Quarterly Report and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk, for further discussion.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $19.8 million for the nine months ended September 30, 2018 (Successor) compared to net cash used in investing activities of approximately $23.4 million for the two months ended September 30, 2017 (Successor) and net cash provided by investing activities of approximately $76.8 million for the seven months ended July 31, 2017 (Predecessor). Net cash used in investing activities during the first nine months of 2018 (Successor) primarily included $60.8 million for the drilling and development of oil and natural gas properties and $51.0 million for deposits and prepayments related to the drilling and development of oil and natural gas properties, offset by $92.2 million in proceeds from the sale of oil and natural gas properties.

Net cash used in investing activities was approximately $23.4 million for the two months ended September 30, 2017 (Successor) and net cash provided by investing activities was approximately $76.8 million for the seven months ended July 31, 2017 (Predecessor), respectively. The primary source of net cash provided by investing activities was the $126.4 million in proceeds from the sale of oil and natural gas properties for the seven months ended July 31, 2017 (Predecessor) offset by $23.7 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties and $25.7 million for additions to our oil and natural gas properties.

During the two months ended September 30, 2017 (Successor), we spent $9.0 million for deposits and prepayments related to the acquisition and drilling and development of oil and natural gas properties and $14.4 million for additions to our oil and natural gas properties.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $44.8 million for the for the nine months ended September 30, 2018 (Successor) compared to net cash used in financing activities of approximately $1.1 million and $151.5 million for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. Net cash used in financing activities during the nine months ended September 30, 2018 (Successor) included repayments of debt of $161.3 million, offset by proceeds from our revolving credit facility of $118.5 million.

During the two months ended September 30, 2017 (Successor), cash used in financing obligation primarily included payment of debt under the lease financing obligation. The primary drivers of net cash used in financing activities for the seven months ended July 31, 2017 (Predecessor) were repayments of debt of approximately $41.6 million under the Predecessor Credit Facility, repayment of debt of $500.3 million under the Predecessor Credit Facility in accordance with the Plan and payment for debt financing costs of $9.4 million. In addition, net cash provided by financing activities included $275.0 million for proceeds from the rights offerings and second lien investment in connection with the Plan and $125.0 million for proceeds from the Successor Term Loan.

Debt and Credit Facilities

Successor Credit Facility

On the Effective Date, VNG, as borrower, entered into the Fourth Amended and Restated Credit Agreement dated as of August 1, 2017 (the “Successor Credit Facility”), by and among VNG as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”) and Issuing Bank, and the lenders party thereto. Pursuant to the Successor Credit Facility, the lenders party thereto agreed to provide VNG with an $850.0 million exit senior secured reserve-based revolving credit facility (the “Revolving Loan”). The initial borrowing base available under the Successor Credit Facility as of the Effective Date was $850.0 million and the aggregate principal amount of Revolving Loans outstanding under the Successor Credit Facility as of the Effective Date was $730.0 million. The Successor Credit Facility also includes an additional $125.0 million senior secured term loan (the “Term Loan”). On December 21, 2017, the borrowing base was reduced to $825.0 million following the completion of the sale of our properties in the Williston Basin and was further reduced to $765.2 million following the completion of the sale of certain of our oil and natural gas properties during the first half of 2018. Please see Note 5 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report for further discussion on our divestitures.

In July 2018, the Company entered into the Second Amendment to the Successor Credit Facility (the “Second Amendment”) among the Company, the Administrative Agent and the lenders party thereto. Among other things, the Second Amendment reduced the borrowing base from $765.2 million to $729.7 million. The completion of additional divestitures in the third quarter of 2018 also resulted in the reduction of our borrowing base to $700.3 million as of September 30, 2018. Please see Note 5 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report for further discussion on our divestitures.

At September 30, 2018, there were $662.0 million of outstanding borrowings and $38.1 million of borrowing capacity under the Successor Credit Facility, after reflecting a $0.2 million reduction in availability for letters of credit. Subsequent to the completion of the Arkansas Divestment, the borrowing base under our Successor Credit Facility was reduced to $689.0 million.

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

Letters of Credit

At September 30, 2018, we had unused irrevocable standby letters of credit of approximately $0.2 million. The letters are being maintained as security related to the issuance of oil and natural gas well permits to recover potential costs of repairs, modification, or construction to remedy damages to properties caused by the operator. Borrowing availability for the letters of credit was provided under our Successor Credit Facility.

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

Please refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1of this Quarterly Report for further information regarding our debt.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial position or results of operations.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2018 is provided in the following table (in thousands):

	Payments Due by Year
	2018	2019	2020	2021	2022	After 2022	Total
Management base salaries	$326	$1,305	$1,305	$—	$—	$—	$2,936
Asset retirement obligations (1)	2,778	3,855	4,048	4,250	4,463	126,768	146,162
Derivative liabilities	27,398	59,604	32,390	970	—	—	120,362
Reserve-Based Credit Facility (2)	—	—	—	662,000	—	—	662,000
Term Loan (2)	312	1,250	1,250	120,938	—	—	123,750
Senior Notes due 2024 and interest	1,816	7,265	7,265	7,265	7,265	90,106	120,982
Operating leases	334	1,211	1,149	1,170	1,205	4,503	9,572
Development commitments (3)	12,892	26,581	—	—	—	—	39,473
Firm transportation agreements (4)	205	821	410	—	—	—	1,436
Lease financing obligations (5)	1,361	5,442	4,358	1,279	—	—	12,440
Other future obligations	117	308	—	—	—	—	425
Total	$47,539	$107,642	$52,175	$797,872	$12,933	$221,377	$1,239,538

(1)
Represents the discounted future plugging and abandonment costs of oil and natural gas wells and decommissioning of our Elk Basin, Big Escambia Creek and Fairway gas plants. Please read Note 9 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information regarding our asset retirement obligations. The balance also includes $1.6 million presented as part of liabilities held for sale on the condensed consolidated balance sheet. Please read Note 5 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for further discussion.

(2)	This table does not include interest to be paid on the principal balances shown as the interest rates on our financing arrangements are variable.

(3)	Represents authorized expenditures for drilling, completion and major workover projects.

(4)
Represents transportation demand charges. Please read Note 10 of the Notes to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information regarding our firm transportation agreements.

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

Adjusted EBITDA attributable to Vanguard stockholders/unitholders for the three months ended September 30, 2018 (Successor) was $29.7 million compared to $31.0 million and $0.2 million, for the two months ended September 30, 2017 (Successor) and the one month ended July 31, 2017 (Predecessor) respectively.

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Net income (loss) attributable to Vanguard stockholders/ unitholders	$(32,133)	$(37,297)	$963,089
Add: Net income attributable to non-controlling interests	37	61	1
Net income (loss)	$(32,096)	$(37,236)	$963,090
Plus:
Interest expense	16,060	9,615	5,003
Depreciation, depletion, amortization, and accretion	35,568	27,578	7,328
Impairment of oil and natural gas properties	1,965	—	—
Exploration expense	219	105	—
Change in fair value of commodity derivative contracts(a)	7,970	30,026	12,019
Net gains on divestitures of oil and natural gas properties	(1,747)	—	—
Taxes	—	—	158
Compensation related items	581	—	711
Reorganization items	732	—	(988,452)
Severance costs	453	—	—
Material costs incurred on strategic transactions	—	903	—
Adjusted EBITDA before non-controlling interest	29,705	30,991	(143)
Adjusted EBITDA attributable to non-controlling interest	(12)	(24)	(39)
Adjusted EBITDA attributable to Vanguard stockholders/unitholders	$29,693	$30,967	$(182)

(a)	These items are included in the net gains (losses) on commodity derivative contracts line item in the condensed consolidated statements of operations as follows:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Net cash settlements paid on matured commodity derivative contracts	$(22,917)	$(2,326)	$—
Change in fair value of commodity derivative contracts	(7,970)	(30,026)	(12,019)
Net losses on commodity derivative contracts	$(30,887)	$(32,352)	$(12,019)

Adjusted EBITDA attributable to Vanguard stockholders/unitholders for the nine months ended September 30, 2018 (Successor) was $112.1 million compared to $31.0 million and $115.2 million for the two months ended September 30, 2017 (Successor) and the seven months ended July 31, 2017 (Predecessor), respectively. The following table presents a reconciliation of consolidated net loss to Adjusted EBITDA (in thousands):

	Successor		Predecessor
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Net income (loss) attributable to Vanguard stockholders/ unitholders	$(122,590)	$(37,297)	$900,298
Add: Net income attributable to non-controlling interests	226	61	13
Net income (loss)	$(122,364)	$(37,236)	$900,311
Plus:
Interest expense	46,683	9,615	35,276
Depreciation, depletion, amortization, and accretion	114,318	27,578	58,384
Impairment of oil and natural gas properties	24,118	—	—
Exploration expense	1,965	105	—
Change in fair value of commodity derivative contracts(a)	44,747	30,026	24,894
Net gains on interest rate derivative contracts(b)	—	—	(30)
Net gains on divestitures of oil and natural gas properties	(6,647)	—	—
Taxes	—	—	(634)
Compensation related items	1,654	—	5,797
Reorganization items	3,049	—	(908,485)
Severance costs	4,554	—	—
Material costs incurred on strategic transactions	148	903	—
Adjusted EBITDA before non-controlling interest	112,225	30,991	115,513
Adjusted EBITDA attributable to non-controlling interest	(87)	(24)	(271)
Adjusted EBITDA attributable to Vanguard stockholders/unitholders	$112,138	$30,967	$115,242

(a)	These items are included in the net gains (losses) on commodity derivative contracts line item in the condensed consolidated statements of operations as follows:

	Successor		Predecessor
	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	July 31, 2017
Net cash settlements received (paid) on matured commodity derivative contracts	$(50,057)	$(2,326)	$7
Change in fair value of commodity derivative contracts	(44,747)	(30,026)	(24,894)
Net losses on commodity derivative contracts	$(94,804)	$(32,352)	$(24,887)

(b)	Net gains on interest rate derivative contracts as shown on the condensed consolidated statements of operations is comprised of the following:

Predecessor
Seven Months
Ended
July 31, 2017
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

In deciding which type of derivative instrument to use, our management considers the relative benefit of each type against any cost that would be incurred, prevailing commodity market conditions and management’s view on future commodity pricing. The amount of oil and natural gas production which is hedged is determined by applying a percentage to the expected amount of production in our most current reserve report in a given year. Typically, management intends to hedge 75% to 90% of projected oil and natural gas production from proved developed producing reserves up to a three to four year period. These activities are intended to support our realized commodity prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We have also entered into fixed-price swaps derivative contracts to cover a portion of our NGLs production to reduce exposure to fluctuations in NGLs prices. However, a liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits our ability to hedge our NGL production effectively or for extended periods of time. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Management will consider liquidating a derivative contract, if they believe that they can take advantage of an unusual market condition allowing them to realize a current gain and then have the ability to enter into a new derivative contract in the future at or above the commodity price of the contract that was liquidated.

At September 30, 2018, the fair value of commodity derivative contracts was a liability of approximately $109.2 million, of which $70.0 million settles during the next twelve months.

The following tables summarize oil, natural gas and NGLs commodity derivative contracts in place at September 30, 2018.

	October 1 - December 31, 2018	Year 2019	Year 2020	Year 2021
Gas Positions:
Fixed-Price Swaps:
Notional Volume (MMBtu)	16,928,000	52,539,000	47,227,500	—
Fixed Price ($/MMBtu)	$2.89	$2.79	$2.75	$—
Collars:
Notional Volume (MMBtu)	—	4,125,000	5,490,000	1,825,000
Floor Price ($/MMBtu)	$—	$2.60	$2.60	$2.60
Ceiling Price ($/MMBtu)	$—	$3.00	$3.00	$3.07

	October 1 - December 31, 2018	Year 2019	Year 2020	Year 2021
Oil Positions:
Fixed-Price Swaps (West Texas Intermediate):
Notional Volume (Bbls)	654,700	1,858,200	1,393,800	—
Fixed Price ($/Bbl)	$46.60	$48.50	$49.53	$—
Collars:
Notional Volume (Bbls)	—	575,730	659,340	112,036
Floor Price ($/Bbl)	$—	$43.81	$44.17	$47.50
Ceiling Price ($/Bbl)	$—	$54.04	$55.00	$56.05

	October 1 - December 31, 2018	Year 2019
NGLs Positions:
Fixed-Price Swaps:
Mont Belvieu Ethane
Notional Volume (Gallons)	2,318,400	5,177,529
Fixed Price ($/Gallon)	$0.28	$0.34
Mont Belvieu Propane
Notional Volume (Gallons)	5,796,000	12,402,427
Fixed Price ($/Gallon)	$0.53	$0.80
Mont Belvieu N. Butane
Notional Volume (Gallons)	1,932,000	4,572,440
Fixed Price ($/Gallon)	$0.65	$0.93
Mont Belvieu Isobutane
Notional Volume (Gallons)	1,545,600	3,686,779
Fixed Price ($/Gallon)	$0.65	$0.93
Mont Belvieu N. Gasoline
Notional Volume (Gallons)	2,704,800	6,777,667
Fixed Price ($/Gallon)	$0.99	$1.37

As of September 30, 2018, the Company had the following open basis swap contracts:

	October 1 - December 31, 2018	Year 2019
Gas Positions:
Northwest Rocky Mountain Pipeline and NYMEX Henry Hub Basis Differential
Notional Volume (MMBtu)	6,915,000	5,400,000
Weighted-basis differential ($/MMBtu)	$(0.57)	$(0.53)

Oil Positions:
WTI Midland and WTI Cushing Basis Differential
Notional Volume (Bbls)	—	456,250
Fixed Price ($/Bbl)	$—	$(5.78)

Interest Rate Risks

At September 30, 2018, we had debt outstanding of $870.1 million. The amount outstanding under our Successor Credit Facility and Successor Term Loan at September 30, 2018 was approximately $785.8 million and is subject to interest at floating rates based on LIBOR. If the debt remains the same, a 10% increase in LIBOR would result in an estimated $1.7 million increase in annual interest expense.

Counterparty Risk

At September 30, 2018, based upon all of our open derivative contracts shown above and their respective mark to market values, we had the following current and long-term derivative liabilities shown by counterparty with their current Standard & Poor’s financial strength rating in parentheses (in thousands):

	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities	Total Amount Owed To Counterparty at September 30, 2018
ABN AMRO (A)	$—	$—	$(29,012)	$(6,788)	$(35,800)
Capital One (BBB+)	—	—	(7,288)	(12,021)	(19,309)
Citibank (A+)	—	—	(13,292)	(7,310)	(20,602)
Huntington Bank (A-)	—	—	(19,502)	(14,531)	(34,033)
ING Financial Markets (A+)	87	—	—	(159)	(72)
JP Morgan (A-)	—	1,696	(350)	—	1,346
Shell Trading Risk Management (A)	—	—	(651)	(63)	(714)
Total	$87	$1,696	$(70,095)	$(40,872)	$(109,184)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I-Item 1A-Risk Factors in our 2017 Annual Report. There have been no material changes to the risk factors set forth in our 2017 Annual Report, except for the following:

We may not be able to comply with covenants in our debt instruments, and such non-compliance could result in the acceleration of such indebtedness
At September 30, 2018, we were in compliance with all of our debt covenants. Given, in part, the current environment for commodity prices and basis differentials, we updated our internal projections to take such updates into account, and, as a result of these updated projections, we now expect that we may not be in compliance with our ratio of consolidated first lien debt to EBITDA covenant as defined within the Second Amendment to the Successor Credit Facility in certain future periods, beginning with the December 2018 reporting period. In light of these updates, we have taken a number of steps to mitigate a potential default, including (i) discussions with certain banks in our Successor Credit Facility to amend our ratio of consolidated first lien debt to EBITDA covenant, (ii) continue to pursue efforts to divest certain oil and natural gas properties to use proceeds to reduce first lien leverage and (iii) investigating refinancing alternatives to replace the Successor Credit Facility. To the extent we breach the consolidated first lien debt to EBITDA covenant as defined within the Second Amendment to the Successor Credit Facility, we would be in default and the lenders would be able to accelerate the maturity of that indebtedness (which could result in an acceleration of our Senior Notes due 2024) and exercise other rights and remedies, all of which could adversely affect our operations and our ability to satisfy our obligations as they come due. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. No assurances can be made that we will be able to consummate such mitigation plans.

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

VANGUARD NATURAL RESOURCES, INC.
(Registrant)

Date: November 9, 2018	/s/ Ryan Midgett
Ryan Midgett
Chief Financial Officer
(Principal Financial Officer)